Form 10-Q
period 2013-03-31
First NBC Bank Holding Co
filed 2013-06-24
CIK 1496631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

Commission file number: 001-35915

FIRST NBC BANK HOLDING COMPANY

(Exact name of registrant as specified in its charter)

Louisiana	14-1985604
(State of incorporation or organization)	(I.R.S. Employer Identification Number)

210 Baronne Street, New Orleans, Louisiana	70112
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (504) 566-8000

Indicate by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 14, 2013, the registrant had 17,859,692 shares of common stock, par value $1.00 per share, outstanding.

FIRST NBC BANK HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	(Unaudited) March 31, 2013	December 31, 2012
Assets
Cash and due from banks	$20,745	$26,471
Short-term investments	103,204	9,541
Investment securities available for sale, at fair value	470,950	486,399
Mortgage loans held for sale	19,503	25,860
Loans, net of allowance for loan losses of $25,497 and $26,977, respectively	1,962,813	1,895,240
Bank premises and equipment, net	49,375	47,067
Accrued interest receivable	9,515	8,728
Goodwill and other intangible assets	8,620	8,682
Investment in real estate properties	7,012	6,935
Investment in tax credit entities	66,691	67,393
Cash surrender value of bank-owned life insurance	25,684	25,506
Other real estate	5,205	8,632
Deferred tax asset	21,091	16,589
Receivables from sales of investments	—	16,909
Other assets	24,312	20,915

Total assets	$2,794,720	$2,670,867

Liabilities and equity
Deposits:
Noninterest-bearing	$230,712	$239,538
Interest-bearing	2,151,873	2,028,990

Total deposits	2,382,585	2,268,528
Short-term borrowings	—	21,800
Repurchase agreements	64,945	36,287
Long-term borrowings	75,220	75,220
Derivative instruments	5,700	6,854
Accrued interest payable	5,979	5,557
Other liabilities	4,370	8,519

Total liabilities	2,538,799	2,422,765
Shareholders’ equity:
Preferred stock – no par value; 10,000,000 shares authorized
Convertible preferred stock Series C – no par value; 1,680,219 shares authorized; 916,841 shares issued and outstanding at March 31, 2013 and December 31, 2012	11,231	11,231
Preferred stock Series D – no par value; 37,935 shares authorized, issued and outstanding at March 31, 2013 and December 31, 2012	37,935	37,935
Common stock- par value $1 per share; 20,000,000 shares authorized; 13,063,025 shares issued and outstanding at March 31, 2013 and 13,052,583 shares issued and outstanding at December 31, 2012	13,063	13,052
Additional paid-in capital	129,406	128,984
Accumulated earnings	68,014	59,825
Accumulated other comprehensive loss, net	(3,729)	(2,926)

Total shareholders’ equity	255,920	248,101
Noncontrolling interest	1	1

Total equity	255,921	248,102

Total liabilities and equity	$2,794,720	$2,670,867

See accompanying notes.

FIRST NBC BANK HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the three months ended March 31,
(In thousands, except per share data)	2013	2012
Interest income:
Loans, including fees	$26,195	$23,479
Investment securities	2,368	1,844
Short-term investments	17	32

	28,580	25,355
Interest expense:
Deposits	8,193	6,850
Borrowings and securities sold under repurchase agreements	700	488

	8,893	7,338

Net interest income	19,687	18,017
Provision for loan losses	2,600	2,635

Net interest income after provision for loan losses	17,087	15,382

Noninterest income:
Service charges on deposit accounts	498	746
Investment securities gain (loss), net	306	—
Gains on other assests sold, net	145	1
Gains on fixed assets, net	8	—
Gain on sale of loans, net	223	536
Cash surrender value income on bank-owned life insurance	178	190
Gains on sales of state tax credits	455	423
Certified Development Entity fees earned	353	240
ATM fee income	439	441
Other	212	276

	2,817	2,853

Noninterest expense:
Salaries and employee benefits	5,806	5,775
Occupancy and equipment expenses	2,529	2,323
Professional fees	1,416	983
Taxes, licenses and FDIC assessments	1,058	767
Tax credit investment amortization	1,788	1,190
Write-down of other real estate	41	179
Data processing	1,048	926
Advertising and marketing	457	487
Other	1,490	1,108

	15,633	13,738

Income before income taxes	4,271	4,497
Income tax benefit	(4,013)	(1,926)

Net income	8,284	6,423
Less net income attributable to noncontrolling interests	—	(118)

Net income attributable to Bank	8,284	6,305
Less preferred stock dividends	(95)	(95)
Income available to common shareholders	$8,189	$6,210

Earnings per common share – basic	$0.59	$0.45

Earnings per common share – diluted	$0.58	$0.44

See accompanying notes.

FIRST NBC BANK HOLDING COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the three months ended March 31,
(In thousands)	2013	2012
Net income	$8,284	$6,423
Other comprehensive income (loss):
Unrealized gain on derivative instruments, accounted for as cash flow hedges, net of income tax benefit of $404 and $0	750	—
Unrealized (loss) gains on investment securities, net of taxes (benefit) of ($729) and $402	(1,355)	780
Reclassification adjustment for (gains) losses included in net income, net of taxes of $107 and $0	(198)	—

Other comprehensive income (loss), net of taxes	(803)	780

Comprehensive income	7,481	7,203

Comprehensive income attributable to noncontrolling interests	—	(118)
Comprehensive income attributable to preferred shareholders	(95)	(95)

Comprehensive income available to common shareholders	$7,386	$6,990

See accompanying notes.

FIRST NBC BANK HOLDING COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands)	Preferred Stock Series C	Preferred Stock Series D	Common Stock	Additional Paid-In Capital
Balance, December 31, 2011(1)	$20,582	$37,935	$12,153	$118,010
Net income	—	—	—	—
Other comprehensive income	—	—	—	—
Restricted stock and share-based compensation	—	—	20	370
Issuance of common stock	—	—	116	1,304
Conversion of preferred stock to common stock	(9,351)	—	763	8,588
Preferred stock dividends and discount accretion	—	—	—	—
Distribution to noncontrolling interest	—	—	—	—

Balance, March 31, 2012(1)	$11,231	$37,935	$13,052	$128,272

Balance, December 31, 2012(1)	$11,231	$37,935	$13,052	$128,984
Net income	—	—	—	—
Other comprehensive income	—	—	—	—
Restricted stock and share-based compensation	—	—	—	267
Issuance of common stock	—	—	11	155
Preferred stock dividends	—	—	—	—

Balance, March 31, 2013(1)	$11,231	$37,935	$13,063	$129,406

(1)	Balances as of December 31, 2011 and December 31, 2012 are audited

See accompanying notes.

FIRST NBC BANK HOLDING COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands)	Accumulated Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Non- Controlling Interest	Total Equity
Balance, December 31, 2011(1)	$31,395	$1,795	$221,870	$1,646	$223,516
Net income	6,423	—	6,423	—	6,423
Other comprehensive income	—	780	780	—	780
Restricted stock and share-based compensation	—	—	390	—	390
Issuance of common stock	—	—	1,420	—	1,420
Conversion of preferred stock to common stock	—	—	—	—	—
Preferred stock dividends and discount accretion	(95)	—	(95)	—	(95)
Distribution to noncontrolling interest	(118)	—	(118)	—	(118)

Balance, March 31, 2012	$37,605	$2,575	$230,670	$1,646	$232,316

Balance, December 31, 2012(1)	$59,825	$(2,926)	$248,101	$1	$248,102
Net income	8,284	—	8,284	—	8,284
Other comprehensive income	—	(803)	(803)	—	(803)
Restricted stock and share-based compensation	—	—	267	—	267
Issuance of common stock	—	—	166	—	166
Preferred stock dividends and discount accretion	(95)	—	(95)	—	(95)

Balance, March 31, 2013	$68,014	$(3,729)	$255,920	$1	$255,921

(1)	Balances as of December 31, 2011 and December 31, 2012 are audited

See accompanying notes.

FIRST NBC BANK HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(In thousands)	2013	2012
Operating activities
Net income	$8,284	$6,423
Adjustments to reconcile net income to net cash provided by operating activities:
Noncontrolling interest	—	(118)
Deferred tax benefit	(4,013)	(1,926)
Amortization of tax credit investments	1,788	1,190
Net discount accretion or premium amortization	953	847
Gain on sale of investment securities	(306)	—
Gain on assets	(74)	(10)
Write-down of other real estate owned	41	179
Gain on sale of fixed assets	(8)	—
Proceeds from sale of mortgage loans held for sale	26,421	17,207
Mortgage loans originated and held for sale	(20,064)	(16,581)
Gain on sale of loans	(223)	(536)
Provision for loan losses	2,600	2,635
Depreciation and amortization	720	500
Share-based and other compensation expense	267	390
Increase in cash surrender value of bank-owned life insurance	(178)	(190)
Decrease in receivables from sales of investments	16,909	—
Changes in operating assets and liabilities:
Change in other assets	(3,474)	7,107
Change in accrued interest receivable	(787)	(975)
Change in accrued interest payable	422	234
Change in other liabilities	(4,149)	(1,236)

Net cash provided by operating activities	25,368	15,142
Investing activities
Purchases of available-for-sale investment securities	(79,340)	(59,786)
Proceeds from sales of available-for-sale investment securities	37,385	—
Proceeds from maturities, prepayments, and calls of available-for-sale investment securities	54,366	50,506
Reimbursement of investment in tax credit entities	375	4,100
Purchases of investments in tax credit entities	(1,461)	—
Loans originated, net of repayments	(66,720)	(44,729)
Proceeds from sale of bank premises and equipment	180	11
Purchases of bank premises and equipment	(3,137)	(1,650)
Proceeds from disposition of real estate owned	577	376

Net cash used in investing activities	(57,775)	(51,172)

FIRST NBC BANK HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), Continued

	Three Months Ended March 31,
(In thousands)	2013	2012
Financing activities
Net change in short-term borrowings and repurchase agreements	$28,658	$8,616
Repayment of borrowings	(21,800)	(1,515)
Net increase in deposits	113,654	89,732
Proceeds from sale of common stock, net of offering costs	166	1,420
Dividends paid	(95)	(95)

Net cash provided by financing activities	120,583	98,158

Net change in cash, due from banks, and short-term investments	87,937	62,128
Cash, due from banks, and short-term investments at beginning of period	36,012	67,371

Cash, due from banks, and short-term investments at end of period	$123,949	$129,499

See accompanying notes.

FIRST NBC BANK HOLDING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of First NBC Bank Holding Company (“Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Company’s audited financial statements, including the notes thereto, for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission (“SEC”) as part of the Company’s Registration Statement on Form S-1, dated April 8, 2013.

In preparing the financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Nature of Operations

The Company is a bank holding company that offers a broad range of financial services through First NBC Bank, a Louisiana state non-member bank, to businesses, institutions, and individuals in southeastern Louisiana and the Mississippi Gulf Coast. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States and to prevailing practices within the banking industry.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and First NBC Bank (the Bank), and First NBC Bank’s wholly owned subsidiaries, which include First NBC Community Development, LLC (FNBC CDC) and First NBC Community Development Fund, LLC (FNBC CDE) (collectively referred to as the Bank). FNBC CDC is a Community Development Corporation (CDC) formed to construct, purchase, and renovate affordable residential real estate properties in the New Orleans area. FNBC CDE is a Certified Development Entity (CDE) formed to apply for and receive allocations of New Markets tax credits (NMTC).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are susceptible to a significant change in the near term are the allowance for loan losses, income tax provision, and share-based compensation.

Concentration of Credit Risk

The Company’s loan portfolio consists of the various types of loans described in Note 4. Real estate or other assets secure most loans. The majority of these loans have been made to individuals and businesses in the Company’s market area of southeastern Louisiana and southern Mississippi, which are dependent on the area economy for their livelihoods and servicing of their loan obligations. The Company does not have any significant concentrations to any one industry or customer.

The Company maintains deposits in other financial institutions that may, from time to time, exceed the federally insured deposit limits.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current period presentation.

Recent Accounting Pronouncements

ASU No. 2011-11 and ASU No. 2013-01

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 provides new accounting guidance that eliminates offsetting of financial instruments disclosure differences between GAAP and IFRS. ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, clarifies the scope of ASU No. 2011-11. New disclosures will be required for recognized financial instruments, such as derivatives, repurchase agreements, and reverse repurchase agreements, that are either: (a) offset on the balance sheet in accordance with the FASB’s offsetting guidance, or (b) subject to an enforceable master netting arrangement or similar agreement, regardless of whether they are offset in accordance with the FASB’s offsetting guidance. The objective of the new disclosure requirements is to enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. This amended guidance will be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of this guidance, which involves disclosure only, will not impact the Company’s results of operations or financial position. The Company currently does not net its financial instruments on its balance sheets.

ASU No. 2012-06

In October 2012, the FASB issued ASU No. 2012-06, Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution, which clarifies the applicable guidance for subsequently measuring an indemnification asset recognized in a government-assisted acquisition of a financial institution that includes a loss-sharing agreement. The ASU addresses the diversity in practice in the interpretation of the terms “on the same basis” and “contractual limitations” used in accounting guidance. Accounting principles require that an indemnification asset recognized at the acquisition date as a result of a government-assisted acquisition of a financial institution involving an indemnification agreement shall be subsequently measured on the same basis as the indemnified item. The provisions of this ASU clarify that, upon subsequent remeasurement of an indemnification asset, the effect of the change in expected cash flows of the indemnification agreement shall be amortized. Any amortization of changes in value is limited to the lesser of the contractual term of the indemnification agreement and the remaining life of the indemnified assets. The ASU does not affect the guidance relating to the recognition or initial measurement of an indemnification asset. The amendments in this ASU are effective for fiscal years after December 15, 2012, with early adoption permitted. The Company does not have an indemnification asset recorded and therefore, the adoption of this ASU will not have a material impact on the Company’s results of operations, financial position, or disclosures.

ASU No. 2013-02

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires the Company to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income in the Company’s consolidated statement of comprehensive income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. The ASU does not change the current requirements for reporting net income or other comprehensive income in the consolidated financial statements of the Company, but does require the Company to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The provisions of the ASU are effective prospectively beginning after December 15, 2013, with early adoption permitted. The adoption of this ASU is reflected in the accompanying consolidated statements of comprehensive income.

2. Earnings Per Share

The following sets forth the computation of basic net income per common share and diluted net income per common share:

	For the three months ended March 31,
(In thousands, except per share data)	2013	2012
Basic: Net income available to common shareholders	$8,189	$6,210
Less: Net income attributable to participating securities (Series C preferred stock)	538	522

Net income attributable to common shareholders	$7,651	$5,688

Weighted-average common shares outstanding	13,037,744	12,721,558

Basic earnings per share	$0.59	$0.45

Diluted: Net income attributable to common shareholders	$7,651	$5,688

Weighted-average common shares outstanding	13,037,744	12,721,558
Effect of dilutive securities:
Stock options outstanding	159,515	48,571
Restricted stock grants	—	—
Warrants	60,170	32,708

Weighted-average common shares outstanding – assuming dilution	13,257,429	12,802,837

Diluted earnings per share	$0.58	$0.44

For the periods ended March 31, 2013 and 2012, the calculations of diluted earnings per share outstanding exclude the effect from the assumed exercise of 87,059 shares of warrants outstanding, respectively. This amount would have had an antidilutive effect on earnings per share.

3. Investment Securities

The amortized cost and market values of investment securities, with gross unrealized gains and losses, as of March 31, 2013 and December 31, 2012, were as follows (in thousands):

		Gross	Gross Unrealized Losses
	Amortized Cost	Unrealized Gains	Less Than One Year	Greater Than One Year	Estimated Market Value
March 31, 2013
Available for sale:
U.S. government agency securities	$140,935	$94	$(816)	$—	$140,213
U.S. Treasury securities	10,018	3	—	—	10,021
Municipal securities	59,671	939	(132)	—	60,478
Mortgage-backed securities	137,292	1,337	(1,307)	—	137,322
Corporate bonds	21,249	26	(182)	—	21,093
Other securities	101,823	—	—	—	101,823

	$470,988	$2,399	$(2,437)	$—	$470,950

December 31, 2012
Available for sale:
U.S. government agency securities	$128,665	$83	$(1)	$—	$128,747
U.S. Treasury securities	10,040	5	—	—	10,045
Municipal securities	61,907	884	(44)	—	62,747
Mortgage-backed securities	152,481	1,615	(254)	—	153,842
Corporate bonds	49,912	410	(348)	—	49,974
Other securities	81,044	—	—	—	81,044

	$484,049	$2,997	$(647)	$—	$486,399

Included in other securities are short-term trade receivables purchased on an exchange, which are covered by a repurchase agreement from the seller of the receivables, if not paid within a specified period.

As of March 31, 2013, the Company had 46 securities that were in a loss position. The unrealized losses for each of the 46 securities relate to market interest rate changes. The Company has considered the current market for the securities in a loss position, as well as the severity and duration of the impairments, and expects that the value will recover. As of March 31, 2013, management had both the intent and ability to hold these investments until the fair value exceeds amortized cost; thus, the impairment is determined not to be other-than-temporary. In addition, management does not believe the Company will be required to sell debt securities before the anticipated recovery of the amortized cost basis of the security.

As of December 31, 2012, the Company had 39 securities that were in a loss position. The unrealized losses for each of the 39 securities relate to market interest rate changes. The Company has considered the current market for the securities in a loss position, as well as the severity and duration of the impairments, and expects that the value will recover. As of December 31, 2012, management had both the intent and ability to hold these investments until the fair value exceeds amortized cost; thus, the impairment is determined not to be other-than-temporary. In addition, management does not believe the Company will be required to sell debt securities before the anticipated recovery of the amortized cost basis of the security.

The amortized cost and estimated market values by contractual maturity of investment securities as of March 31, 2013 and December 31, 2012 are shown in the following table (in thousands).

	March 31, 2013		December 31, 2012
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
Due in one year or less	$158,540	$158,698	$200,701	$200,797
Due after one year through five years	101,074	102,045	106,676	108,349
Due after five years through ten years	160,493	159,969	130,396	130,958
Due after ten years	50,881	50,238	46,276	46,295

Total securities	$470,988	$470,950	$484,049	$486,399

Securities with estimated market values of $187.1 million and $121.4 million at March 31, 2013 and December 31, 2012, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and long-term borrowings.

Proceeds from sales of securities for the three months ended March 31, 2013 and the year ended December 31, 2012 were $37.4 million and $125.4 million, respectively. Gross gains of $0.3 million and $4.3 million were realized on these sales for the three months ended March 31, 2013 and year ended December 31, 2012, respectively. There were gross losses of $0.02 million for the three months ended March 31, 2013 and there were no gross losses for the year ended December 31, 2012.

4. Loans

Major classifications of loans at March 31, 2013 and December 31, 2012 were as follows (in thousands):

	March 31, 2013	December 31, 2012
Commercial real estate loans:
Construction	$157,652	$159,999
Mortgage (1)	1,027,504	983,164

	1,185,156	1,143,163
Consumer real estate loans:
Construction	9,802	7,738
Mortgage	100,722	102,699

	110,524	110,437
Commercial and industrial loans	643,227	622,105
Loans to individuals, excluding real estate	14,797	14,000
Nonaccrual loans	22,832	21,083
Other loans	11,774	11,429

	1,988,310	1,922,217
Less allowance for loan losses	(25,497)	(26,977)

Loans, net	$1,962,813	$1,895,240

(1)	Included in commercial real estate loans, mortgage, are owner-occupied real estate loans.

A summary of changes in the allowance for loan losses during the three months ended March 31, 2013 and March 31, 2012 is as follows (in thousands):

	March 31, 2013	March 31, 2012
Balance, beginning of period	$26,977	$18,122
Provision charged to operations	2,600	2,635
Charge-offs	(4,107)	(368)
Recoveries	27	18

Balance, end of period	$25,497	$20,407

The allowance for loan losses and recorded investment in loans, including loans acquired with deteriorated credit quality as of the dates indicated are as follows (in thousands):

March 31, 2013
	Construction	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Other Consumer	Total
Allowance for loan losses:
Beginning balance	$2,004	$10,716	$2,450	$11,675	$132	$26,977
Charge-offs	—	(2)	—	(4,009)	(96)	(4,107)
Recoveries	—	10	—	8	9	27
Provision	172	439	489	1,398	102	2,600

Ending balance	$2,176	$11,163	$2,939	$9,072	$147	$25,497

Ending balances:
Impaired loans individually evaluated	$176	$1,135	$567	$1,938	$—	$3,816

Collectively evaluated for impairment	$2,000	$10,028	$2,372	$7,134	$147	$21,681

Loans receivable:
Ending balance-total	$169,463	$1,035,097	$103,975	$664,955	$14,820	$1,988,310

Ending balances:
Impaired loans individually evaluated	$799	$5,363	$2,360	$10,140	$—	$18,662

Collectively evaluated for impairment	$168,664	$1,029,734	$101,615	$654,815	$14,820	$1,969,648

December 31, 2012
	Construction	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Other Consumer	Total
Allowance for loan losses:
Beginning balance	$722	$9,871	$1,519	$5,928	$82	$18,122
Charge-offs	—	(1,262)	(59)	(1,068)	(172)	(2,561)
Recoveries	16	132	22	153	58	381
Provision	1,266	1,975	968	6,662	164	11,035

Ending balance	$2,004	$10,716	$2,450	$11,675	$132	$26,977

Ending balances:
Impaired loans individually evaluated	$176	$951	$362	$5,453	$—	$6,942

Collectively evaluated for impairment	$1,828	$9,765	$2,088	$6,222	$132	$20,035

Loans receivable:
Ending balance-total	$168,544	$988,994	$103,516	$647,090	$14,073	$1,922,217

Ending balances:
Impaired loans individually evaluated	$799	$5,203	$1,178	$14,133	$—	$21,313

Collectively evaluated for impairment	$167,745	$983,791	$102,338	$632,957	$14,073	$1,900,904

Credit quality indicators on the Company’s loan portfolio, including loans acquired with deteriorated credit quality, as of the dates indicated were as follows (in thousands).

	March 31, 2013
	Pass and Pass/Watch	Special Mention	Substandard	Doubtful	Total
Construction	$148,902	$3,104	$17,457	$—	$169,463
Commercial real estate	996,467	1,681	36,949	—	1,035,097
Consumer real estate	100,605	747	2,623	—	103,975
Commercial and industrial	650,375	18	7,325	7,237	664,955
Other consumer	14,663	11	146	—	14,820

Total loans	$1,911,012	$5,561	$64,500	$7,237	$1,988,310

	December 31, 2012
	Pass and Pass/Watch	Special Mention	Substandard	Doubtful	Total
Construction	$146,748	$3,258	$18,538	$—	$168,544
Commercial real estate	962,694	1,698	24,602	—	988,994
Consumer real estate	101,334	751	1,431	—	103,516
Commercial and industrial	620,851	18	14,984	11,237	647,090
Other consumer	13,859	13	201	—	14,073

Total loans	$1,845,486	$5,738	$59,756	$11,237	$1,922,217

The above classifications follow regulatory guidelines and can generally be described as follows:

•	Pass and pass/watch loans are of satisfactory quality.

•

Special mention loans have an existing weakness that could cause future impairment, including the deterioration of financial ratios, past due status, questionable management capabilities, and possible reduction in the collateral values.

•

Substandard loans have an existing specific and well-defined weakness that may include poor liquidity and deterioration of financial ratios. The loan may be past due and related deposit accounts experiencing overdrafts. Immediate corrective action is necessary.

•	Doubtful loans have specific weaknesses that are severe enough to make collection or liquidation in full highly questionable and improbable.

Age analysis of past due loans, including loans acquired with deteriorated credit quality, as of the dates indicated were as follows (in thousands):

	March 31, 2013
	Greater Than 30 and Fewer Than 90 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
Construction	$712	$2,009	$2,721	$166,742	$169,463
Commercial real estate	2,681	7,302	9,983	1,025,114	1,035,097
Consumer real estate	699	3,044	3,743	100,232	103,975

Total real estate loans	4,092	12,355	16,447	1,292,088	1,308,535

Other loans:
Commercial and industrial	192	2,546	2,738	662,217	664,955
Other consumer	3	21	24	14,796	14,820

Total other loans	195	2,567	2,762	677,013	679,775

Total loans	$4,287	$14,922	$19,209	$1,969,101	$1,988,310

	December 31, 2012
	Greater Than 30 and Fewer Than 90 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
Construction	$—	$751	$751	$167,793	$168,544
Commercial real estate	960	5,914	6,874	982,120	988,994
Consumer real estate	483	651	1,134	102,382	103,516

Total real estate loans	1,443	7,316	8,759	1,252,295	1,261,054

Other loans:
Commercial and industrial	671	2197	2,868	644,222	647,090
Other consumer	25	54	79	13,994	14,073

Total other loans	696	2,251	2,947	658,216	661,163

Total loans	$2,139	$9,567	$11,706	$1,910,511	$1,922,217

The following is a summary of information pertaining to impaired loans, which consist primarily of nonaccrual loans, excluding loans acquired with deteriorated credit quality, as of the periods indicated (in thousands):

	March 31, 2013
	Recorded Investment	Contractual Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction	$48	$48	$—	$48	$1
Commercial real estate	1,764	1,764	—	1,814	16
Consumer real estate	1,284	1,284	—	909	—
Commercial and industrial	1,444	1,444	—	1,149	12
Other consumer	—	—	—	—	—

Total	$4,540	$4,540	$—	$3,920	$29

With an allowance recorded:
Construction	$751	$751	$176	$751	$—
Commercial real estate	3,599	3,599	1,135	3,469	—
Consumer real estate	1,076	1,076	567	860	1
Commercial and industrial	8,696	13,896	1,938	10,988	53
Other consumer	—	—	—	—	—

Total	$14,122	$19,322	$3,816	$16,068	$54

Total impaired loans:
Construction	$799	$799	$176	$799	$1
Commercial real estate	5,363	5,363	1,135	5,283	16
Consumer real estate	2,360	2,360	567	1,769	1
Commercial and industrial	10,140	15,340	1,938	12,137	65
Other consumer	—	—	—	—	—

Total	$18,662	$23,862	$3,816	$19,988	$83

	December 31, 2012
	Recorded Investment	Contractual Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction	$48	$48	$—	$1,146	$3
Commercial real estate	1,864	1,984	—	2,478	30
Consumer real estate	534	534	—	639	2
Commercial and industrial	854	874	—	1,030	54
Other consumer	—	—	—	—	—

Total	$3,300	$3,440	$—	$5,293	$89

With an allowance recorded:
Construction	$751	$751	$176	$376	$14
Commercial real estate	3,339	3,367	548	1,855	47
Consumer real estate	644	644	765	819	9
Commercial and industrial	13,279	13,280	5,453	6,781	389
Other consumer	—	—	—	—	—

Total	$18,013	$18,042	$6,942	$9,831	$459

Total impaired loans:
Construction	$799	$799	$176	$1,522	$17
Commercial real estate	5,203	5,351	548	4,333	77
Consumer real estate	1,178	1,178	765	1,458	11
Commercial and industrial	14,133	14,154	5,453	7,811	443
Other consumer	—	—	—	—	—

Total	$21,313	$21,482	$6,942	$15,124	$548

Also presented in the above table is the average recorded investment of the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired. When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the total principal of an impaired loan is not in doubt and the loan is in nonaccrual status, contractual interest is credited to interest income when received under the cash basis method. In the table above, all interest recognized represents cash collected. The average balances are calculated based on the month-end balances of the financing receivables of the period reported.

As of March 31, 2013 and December 31, 2012, there were no loans past due 90 days or more that were still accruing interest.

The following is a summary of information pertaining to nonaccrual loans as of the periods indicated is as follows (in thousands):

	March 31, 2013	December 31, 2012
Nonaccrual loans:
Construction	$2,009	$806
Commercial real estate	7,593	5,831
Consumer real estate	3,252	818
Commercial and industrial	9,955	13,556
Other consumer	23	72

	$22,832	$21,083

As of March 31, 2013 and December 31, 2012, the average recorded investment in nonaccrual loans was $4.5 million and $8.2 million, respectively. The amount of interest income that would have been recognized on nonaccrual loans based on contractual terms was $0.2 million and $0.4 million at March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired.

ASC 310-30 Loans

The Company acquired certain loans in the FDIC assisted acquisition of Central Progressive Bank that are subject to ASC 310-30. ASC 310-30 provides recognition, measurement, and disclosure requirements for acquired loans that have evidence of deterioration of credit quality since origination for which it is probable, at acquisition, that the Company will be unable to collect all contractual amounts owed. The Company’s allowance for loan losses for all acquired loans subject to ASC 310-30 would reflect only those losses incurred after acquisition.

The following is a summary of changes in the accretable yields of acquired loans as of the periods indicated as follows (in thousands):

	March 31, 2013	March 31, 2012
Balance, beginning of period	$628	$1,374
Acquisition	—	—
Net transfers from nonaccretable difference to accretable yield	45	—
Accretion	(215)	(302)

Balance, end of period	$458	$1,072

Information about the Company’s troubled debt restructurings (“TDRs”) at March 31, 2013 and March 31, 2012, is presented in the following tables (in thousands).

	Current	Greater Than 30 Days Past Due	Nonaccrual TDRs	Total Loans
As of March 31, 2013
Real estate loans:
Construction	$47	$—	$—	$47
Commercial real estate	279	—	990	1,269
Consumer real estate	782	—	—	782

Total real estate loans	1,108	—	990	2,098
Other loans:
Commercial and industrial	376	—	—	376
Other consumer	—	—	—	—

Total other loans	376	—	—	376

Total loans	$1,484	$—	$990	$2,474

As of March 31, 2012
Real estate loans:
Construction	$—	$—	$—	$—
Commercial real estate	992	—	—	992
Consumer real estate	—	—	—	—

Total real estate loans	992	—	—	992
Other loans:
Commercial and industrial	425	—	—	425
Other consumer	—	—	—	—

Total other loans	425	—	—	425

Total loans	$1,417	$—	$—	$1,417

The following table provides information on how the TDRs were modified during the three months ended March 31, 2013 and March 31, 2012, is presented in the following table (in thousands).

	March 31, 2013	March 31, 2012
Maturity and interest rate adjustment	$606	$—
Movement to or extension of interest rate-only payments	1,482	979
Other concession(s)(1)	386	438

Total	$2,474	$1,417

(1)	Other concessions include concessions or a combination of concessions, other than maturity extensions and interest rate adjustments.

A summary of information pertaining to modified terms of loans, as of the date indicated, is as follows:

	As of March 31, 2013
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled debt restructuring:
Construction	1	$47	$47
Commercial real estate	3	1,269	1,269
Consumer real estate	3	782	782
Commercial and industrial	1	376	376
Other consumer	—	—	—

	8	$2,474	$2,474

	As of March 31, 2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled debt restructuring:
Construction	—	$—	$—
Commercial real estate	2	992	992
Consumer real estate	—	—	—
Commercial and industrial	1	425	425
Other consumer	—	—	—

	3	$1,417	$1,417

None of the performing TDRs defaulted subsequent to the restructuring through the date the financial statements were available to be issued.

As of March 31, 2013 and 2012, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired or as a TDR.

5. Investments in Tax Credit Entities

NMTC

Investment in Bank Owned CDE

In April 2013, FNBC CDE was selected to receive an allocation of New Market Tax Credits (NMTC), totaling $50 million, which is expected to generate $19.5 million in tax credits. During 2012 and 2011, FNBC CDE received allocations of $40.0 million and $28 million, respectively, which are expected to generate $15.6 million and $10.9 million, respectively in tax credits. The NMTC program is administered by the Community Development Financial Institutions Fund of the U.S. Treasury and is aimed at stimulating economic and community development and job creation in low-income communities. The program provides federal tax credits to investors who make qualified equity investments (QEIs) in a CDE. The CDE is required to invest the proceeds of each QEI in projects located in or benefitting low-income communities, which are generally defined as those census tracts with poverty rates greater than 20% and/or median family incomes that are less than or equal to 80% of the area median family income.

The credit provided to the investor totals 39% of each QEI in a CDE and is claimed over a seven-year credit allowance period. In each of the first three years, the investor receives a credit equal to 5% of the total amount invested in the project. For each of the remaining four years, the investor receives a credit equal to 6% of the total amount invested in the project. The Company will be eligible to receive up to $46 million in tax credits over the seven-year credit allowance period, based on the period in which the QEI was made, for its QEI of $118 million. Through March 31, 2013, FNBC CDE has invested in allocations of $68.0 million, of which $18.9 million of the 2012 and 2011 awards was invested by the Company and $49.1 million was invested by lenders. These investments are expected to generate total NMTC of approximately $26.5 million, of which $4.5 million has been recognized by the company through December 31, 2012, $3.4 million in tax benefits will be recognized from these investments during 2013 and $18.6 million remain available to be earned over six years beginning in 2014, subject to continuing compliance with applicable regulations. At March 31, 2013, the amount of NMTC, which is expected to reduce the Company’s tax provision, was $21.2 million. The NMTCs claimed by the Company, with respect to each QEI, remain subject to recapture over each QEI’s credit allowance period upon the occurrence of any of the following:

•	First NBC Community Development Fnnd, LLC does not invest substantially all (generally defined as 85%) of the QEI proceeds in qualified low income community investments;

•	First NBC Community Development Fund, LLC ceases to be a CDE; or

•	First NBC Community Development Fund, LLC redeems its QEI investment prior to the end of the current credit allowance period.

At March 31,2013 and December 31, 2012, none of the above recapture events had occurred, nor, in the opinion of management, are such events anticipated to occur in the foreseeable future. As of March 31, 2013, FNBC CDE has total assets of $69.1 million, consisting of cash of $21.2 million, loans of $47.6 million and other assets of $0.3 million, with liabilities of $0.2 million and capital of $68.9 million.

Investments in Non-Bank Owned CDEs

The Company is also a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved NMTC projects that are CDEs and that are not associated with FNBC CDE. At March 31, 2013, the Company had $34.0 million invested in these partnerships, of which $15.6 million was reimbursed by an outside lender. These investments are expected to generate NMTC of approximately $60.6 million, of which $18.9 million has been recognized by the Company through December 31, 2012, $8.3 million is expected to be recognized during 2013 and $33.4 million is expected to be recognized in periods after 2013. At March 31, 2013, the amount of unused NMTC, which will be available to reduce the Company’s tax provision, was $38.1 million. Based on the structure of these transactions, the Company will recover its investment totaling $34.0 million solely through use of the tax credits that are expected to be generated by the investments. As such, these amounts will be amortized on a straight-line basis over the period over which the Company holds its investment (approximately seven years). The Company also made loans unrelated to the generation and use of tax credits related to these real estate projects totaling $70.3 million and $64.1 million at March 31, 2013 and December 31, 2012, respectively. These loans are subject to the Company’s normal underwriting criteria and all loans are performing according to their contractual term.

Low-Income Housing Tax Credits

The Company is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved Low-Income Housing investment tax credit projects. At March 31, 2013 and December 31, 2012, the Company had $24.8 million and $25.3 million, respectively, invested in these partnerships which are expected to generate Low-Income Housing tax credits of approximately $35.8 million. Of that amount, $5.8 million had been recognized through December 31, 2012, $3.6 million is expected to be recognized during 2013 and $26.4 million is expected to be recognized in periods beginning in 2014. Based on the structure of these transactions, the Company will recover its remaining investments of $24.8 million at March 31,2013, solely through use of the tax credits that are expected to be generated by the investments. As such, this amount will be amortized on a straight-line basis over the period for which the Company maintains its 99.9% interest in the property (approximately 15 years). The Company also made loans unrelated to the generation and use of tax credits related to these real estate projects totaling $42.2 million at March 31, 2013 and December 31, 2012. These loans are subject to the Company’s normal underwriting criteria and all loans are performing according to their contractual terms.

Federal Historic Rehabilitation Tax Credits

The Company is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved Federal Historic Rehabilitation tax credit projects. At March 31, 2013 and December 31, 2012, the Company had $7.8 million and $7.1 million, respectively invested in these partnerships. These investments are expected to generate Federal Historic Rehabilitation tax credits of $11.2 million. Of that amount, $7.3 million had been recognized through December 31, 2012, $2.6 million is expected to be recognized during 2013 and the remainder is expected to be recognized in 2014. The Company did not make any loans related to these real estate projects. Based on the structure of these transactions, the Company will recover its investments totaling $7.8 million at March 31, 2013 solely through use of the tax credits that are expected to be generated by the investments. As such, these amounts will be amortized on a straight-line basis over the period during which the Company retains its 99.9% interest in the property (approximately 10 years).

6. Short-Term Borrowings

The following is a summary of short-term borrowings at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
FNBB	$—	$21,800

Total short-term borrowings	$—	$21,800

During January 2013, the short-term borrowings, which consisted of federal funds purchased, were repaid.

7. Derivative—Interest Rate Swap Agreement

During 2012, the Company entered into a delayed interest rate swap to manage exposure to future interest rate risk through modification of the Company’s net interest sensitivity to levels deemed to be appropriate. The Company entered this interest rate swap agreement to convert a portion of its forecasted variable-rate debt to a fixed rate, which is a cash flow hedge of a forecasted transaction.

For the three months ended March 31, 2013 and the year ended December 31, 2012, the Company has not reclassified into earnings any gain or loss as a result of the discontinuance of cash flow hedges because it was probable the original forecasted transaction would not occur by the end of the originally specified term.

At March 31, 2013, no amount of the derivative will mature within the next 12 months. The Company does not expect to reclassify any amount from accumulated other comprehensive income into interest income over the next 12 months for derivatives that will be settled.

At March 31, 2013, and for the three months then ended, a gain of $0.8 million (net of income taxes) has been recognized in other comprehensive income. For the year ended December 31, 2012, a loss of $4.5 million (net of income taxes) has been recognized in other comprehensive income. The fair value of the derivative liability of $5.7 million and $6.9 million as of March 31, 2013 and December 31, 2012, respectively, has been recognized in derivative instruments in the accompanying consolidated balance sheets. No amounts of gains or losses have been reclassified from accumulated comprehensive income nor have any amounts of gains or losses been recognized due to ineffectiveness of a portion of the derivative.

Pursuant to the interest rate swap agreement, the Company pledged collateral to the counterparties in the form of investment securities totaling $13.3 million (with a fair value at March 31, 2013 of $13.4 million), which has been presented gross in the Company’s balance sheet. There was no collateral posted from the counterparties to the Company as of March 31, 2013.

8. Income Taxes

The income tax benefit on the income from operations for the three months and year ended March 31, 2013 and 2012, was as follows (in thousands):

	March 31, 2013	March 31, 2012
Current tax benefit	$—	$—
Deferred tax benefit	(4,013)	(1,926)

Total tax benefit	$(4,013)	$(1,926)

The amount of taxes in the accompanying consolidated statements of income, in Note 6, is different from the expected using federal income tax rates primarily due to the effect of various tax credits. As previously discussed, the Company earns NMTC, Federal Historic Rehabilitation, and Low-Income Housing tax credits, which reduce the Company’s federal income tax liability or create a carryforward as applicable. In addition, the Company is required to reduce its tax basis of the investment in certain of the projects that generated the NMTC or Federal Historic Rehabilitation tax credits, by the amount of the credits generated in that year. In the opinion of management, no valuation allowance was required for the net deferred tax assets at March 31, 2013 as the amounts will more likely than not be realized as reductions of future taxable income or by utilizing available tax planning strategies.

9. Commitments and Contingencies

Off-Balance-Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These transactions include commitments to extend credit in the ordinary course of business to approved customers. Generally, loan commitments have been granted on a temporary basis for working capital or commercial real estate financing requirements or may be reflective of loans in various stages of funding. These commitments are recorded on the Company’s financial statements as they are funded. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Loan commitments include unused commitments for open-end lines secured by one to four family residential properties and commercial properties, commitments to fund loans secured by commercial real estate, construction loans, business lines of credit, and other unused commitments. Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company minimizes its exposure to loss under loan commitments and standby letters of credit by subjecting them to credit approval and monitoring procedures. The effect on the Company’s revenues, expenses, cash flows, and liquidity of the unused portions of these commitments cannot be reasonably predicted because there is no guarantee that the lines of credit will be used.

The following is a summary of the total notional amount of loan commitments and standby letters of credit outstanding at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Standby letters of credit	$90,172	$92,274
Unused loan commitments	244,107	256,294

	$334,279	$348,568

10. Fair Value of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures, clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the inputs used to develop those assumptions and measure fair value. The hierarchy requires companies to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

A description of the valuation methodologies used for instruments measured at fair value follows, as well as the classification of such instruments within the valuation hierarchy.

Securities are classified within Level 1 when quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using pricing models or quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Examples include certain available-for-sale securities. The Company’s investment portfolio did not include Level 3 securities as of March 31, 2013 and December 31, 2012.

The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy, based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

		March 31, 2013
		Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities	$470,950	$—	$470,950	$—

Liabilities
Derivative instruments	$5,700	$—	$5,700	$—

		December 31, 2012
		Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities	$486,399	$—	$486,399	$—

Liabilities
Derivative instruments	$6,854	$—	$6,854	$—

The Company has segregated all financial assets and liabilities that are measured at fair value on a nonrecurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands).

		March 31, 2013
		Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Loans	$5,868	$—	$—	$5,868
OREO	—	—	—	—

	$5,868	$—	$—	$5,868

		December 31, 2012
		Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Loans	$21,313	$—	$—	$21,313
OREO	5,434	—	—	5,434

	$26,747	$—	$—	$26,747

In accordance with ASC Topic 310, the Company records loans and other real estate considered impaired at fair value. Impaired loans are Level 3 assets measured using appraisals from external parties of the collateral, less any prior liens primarily using the market or income approach.

The Company did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis during the three months ended March 31, 2013.

ASC 820 requires the disclosure of the fair value for each class of financial instruments for which it is practicable to estimate. The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. ASC 820 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Cash and Cash Equivalents and Short-Term Investments

The carrying amounts of these short-term instruments approximate their fair values.

Investment Securities

Securities are classified within Level 1 where quoted market prices are available in the active market. If quoted market prices are unavailable, fair value is estimated using pricing models or quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Inputs include securities that have quoted prices in active markets for identical assets.

Loans

For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for fixed-rate commercial real estate, commercial loans, and consumer loans are estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms and borrowers of similar credit quality. Fair value of mortgage loans held for sale is based on commitments on hand from investors or prevailing market rates. The fair value associated with the loans includes estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows, which would be classified as Level 3 of the hierarchy.

Bank-Owned Life Insurance

The carrying amounts of the bank-owned life insurance policies are recorded at cash surrender value, which approximate their fair values.

Deposits

The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits. The fair value of the Company’s deposits would, therefore, be categorized within Level 3 of the fair value hierarchy.

Short-Term Borrowings and Repurchase Agreements

The carrying amounts of these short-term instruments approximate their fair values.

Long-Term Borrowings

The fair values of long-term borrowings are estimated using discounted cash flows analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company’s long-term debt would, therefore, be categorized within Level 3 of the fair value hierarchy.

Derivative Instruments

Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts. The derivative instruments are classified within Level 2 of the fair value hierarchy.

The estimated fair values of the Company’s financial instruments were as follows as of the dates indicated (in thousands):

	Fair Value Measurements at March 31, 2013
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$20,745	$20,745	$20,745	$—	$—
Short-term investments	103,204	103,204	103,204	—	—
Investment securities available for sale	470,950	470,950	—	470,950	—
Loans and loans held for sale	2,007,813	2,000,548	—	—	2,000,548
Cash surrender value of bank-owned life insurance	25,684	25,684	—	25,684	—
Financial Liabilities:
Deposits, noninterest-bearing	230,712	230,712	—	230,712	—
Deposits, interest-bearing	2,151,873	2,157,421	—	—	2,157,421
Short-term borrowings and repurchase agreements	64,945	64,945	—	64,945	—
Long-term borrowings	75,220	77,778	—	—	77,778
Derivative instruments	5,700	5,700	—	5,700	—

	Fair Value Measurements at December 31, 2012
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$43,380	$43,380	$43,380	$—	$—
Short-term investments	9,541	9,541	9,541	—	—
Investment securities available for sale	486,399	486,399	—	486,399	—
Loans and loans held for sale	1,948,077	1,939,622	—	—	1,939,622
Cash surrender value of bank-owned life insurance	25,506	25,506	—	25,506	—
Financial Liabilities:
Deposits, noninterest-bearing	239,538	239,538	—	239,538	—
Deposits, interest-bearing	2,028,990	2,033,696	—	—	2,033,696
Short-term borrowings and repurchase agreements	58,087	58,087	—	58,087	—
Long-term borrowings	75,220	77,566	—	—	77,566
Derivative instruments	6,854	6,854	—	6,854	—

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of First NBC Bank Holding Company and its wholly owned subsidiary, First NBC Bank, as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and March 31, 2012. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements, the accompanying footnotes and supplemental data included herein.

To the extent that statements in this Form 10-Q relate to future plans, objectives, financial results or performance of the Company, these statements are deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by the use of words such as “plan,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions, or by future or conditional terms such as “will,” “would,” “should,” “could,” “may,” “likely,” “probably,” or “possibly.” The Company’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties.

Forward-looking statements are not historical facts and may be affected by numerous factors, many of which are uncertain and beyond the Company’s control. Factors that may cause actual results to differ materially from these forward-looking statements are discussed in the Company’s Registration Statement on Form S-1, dated April 8, 2013, filed with the Securities and Exchange Commission (“SEC”). The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

EXECUTIVE OVERVIEW

The Company is a bank holding company that operates through one segment, community banking, and offers a broad range of financial services to businesses, institutions, and individuals in southeastern Louisiana and the Mississippi Gulf Coast. The Company generates most of its revenue from interest on loans and investments, service charges, and gains on the sale of loans and securities. The Company’s primary source of funding for its loans is deposits. The largest expenses are interest on these deposits and salaries and related employee benefits. The Company measures its performance through net interest margin, return on average assets and return on average common equity, while maintaining appropriate regulatory leverage and risk-based capital ratios.

During the first quarter of 2013, the Company earned $8.2 million, an increase of $1.8 million, or 31.8%, compared to first quarter 2012. Diluted earnings per share for the first quarter of 2013 were $0.58, an increase of $0.14, or 31.8%, compared to first quarter of 2012.

Key components of the Company’s performance in the first quarter of 2013 are summarized below.

•

Total assets at March 31, 2013 were $2.8 billion, up $123.9 million, or 4.6%, from December 31, 2012. The increase was primarily a result of increases in total investments of $78.2 million and loans of $64.6 million. The increase in investments resulted from the deposit growth exceeding loan volume for the quarter.

•

Total loans at March 31, 2013 were $2.0 billion, an increase of $66.1 million, or 3.4%, from December 31, 2012. The increase in loans was primarily due to an $89.2 million, or 9.4%, increase in commercial real estate loans offset by a $30.6 million, or 4.5% decrease in commercial loans from December 31, 2012.

•

Total deposits increased $114.1 million, or 5.0%, from December 31, 2012. The increase was due primarily to increases in NOW deposits of $69.9 million, or 16.0%, and certificates of deposit of $90.2 million or 8.0% from December 31, 2012.

•

Shareholders’ equity increased $7.8 million, or 3.2%, to $255.9 million at March 31, 2013. The increase was primarily the result of $8.2 million in net income for the first quarter of 2013, offset by $0.8 million, or 27.5%, in other comprehensive loss for the period.

•

Interest income increased $3.2 million, or 12.7%, in the first quarter of 2013 compared to the first quarter of 2012. This increase was due to a $2.7 million, or 11.6%, increase in interest income on loans compared to the same period last year. The Company’s yield on loans decreased 20 basis points compared to the same period last year.

•

Interest expense increased $1.6 million or 21.1%, in the first quarter of 2013 compared to the first quarter of 2012. The increase was primarily due to the Company’s tiered rate structure for all of its deposits, which resulted in a 24 basis point increase in the average rate on NOW accounts and a 10 basis point increase in the average rate on certificates of deposits of $100,000 or more.

•

The provision for loan losses was flat for the first quarter of 2013 compared to the first quarter of 2012. As of March 31, 2013, the Company’s ratio of allowance for loan losses to total loans was 1.28%, compared to 1.40% at December 31, 2012.

•

Net charge-offs for the first three months of 2013 and 2012 were $4.0 million and $0.4 million, respectively. The increase in net charge-offs for the first quarter of 2013 resulted primarily from the partial charge-off of one commercial loan relationship.

•

Noninterest income for the first quarter of 2013 was flat compared to the first quarter 2012 as lower service charges on deposit accounts (down $0.2 million) and lower gains on sale of loans (down $0.3 million), were offset by increases in gains on other assets sold (up $0.1 million) and increases in CDE fees earned ($0.1 million).

•

Noninterest expense for the first quarter of 2013 increased $2.0 million, or 14.9%, compared to first quarter 2012. The increase in noninterest expense in the first quarter of 2013 compared to the first quarter of 2012 resulted primarily from higher professional fees (up $0.6 million), Louisiana shares tax (up $0.1 million), FDIC assessments (up $0.1 million) and tax credit amortization (up $0.6 million). The increase in professional fees was due primarily to increases in audit fees (up $0.1 million), CDE management fees (up $0.2 million), and CDE consulting fees (up $0.2 million).

•

The increase in net income of $2.0 million, compared to first quarter 2012, is due to the increase in income tax benefit. For the three months ended March 31, 2013, the Company had an income tax benefit of $4.0 million, which was due to $5.3 million in tax credits, offset by $1.3 million in income tax expense.

This discussion and analysis contains financial information determined by methods other than in accordance with GAAP. The Company’s management uses these non-GAAP financial measures in their analysis of the Company’s performance. Tangible book value per common share and the ratio of tangible common equity to tangible assets are not financial measures recognized under GAAP and, therefore, are considered non-GAAP financial measures.

The Company’s management, banking regulators, many financial analysts and other investors use these non-GAAP financial measures to compare the capital adequacy of banking organizations with significant amounts of preferred equity and/or goodwill or other intangible assets, which typically stem from the use of the purchase accounting method of accounting for mergers and acquisitions. Tangible common equity, tangible assets, tangible book value per share or related measures should not be considered in isolation or as a substitute for total shareholders’ equity, total assets, book value per share or any other measure calculated in accordance with GAAP. Moreover, the manner in which the Company calculates tangible common equity, tangible assets, tangible book value per share and any other related measures may differ from that of other companies reporting measures with similar names. These non-GAAP disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP. The following table reconciles, as of the dates set forth below, shareholders’ equity (on a GAAP basis) to tangible common equity and total assets (on a GAAP basis) to tangible assets and calculates the Company’s tangible book value per share.

TABLE 1- RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES

	As of
	March 31, 2013	December 31, 2012
Total Equity GAAP	$255,920	$248,101
Adjustments
Preferred equity	49,166	49,166
Goodwill	4,808	4,808
Other intangibles	3,812	3,874

Tangible common equity	198,134	190,253

Total assets-GAAP	2,794,720	2,670,867
Adjustments
Goodwill	4,808	4,808
Other intangibles	3,812	3,874

Tangible assets	2,786,100	2,662,185

Total common shares	13,063,025	13,052,583
Book value per common share	$15.83	$15.24
Effect of adjustment	0.66	0.66

Tangible book value per common share	15.17	14.58

Total shareholder’s equity to assets	9.16%	9.29%
Effect of adjustment	2.05	2.14

Tangible common equity to tangible assets	7.11	7.15

FINANCIAL CONDITION

Assets increased $123.9 million, or 4.6%, to $2.8 billion as of March 31, 2013, compared to $2.7 billion as of December 31, 2012 as the Company continued to grow in the New Orleans market area. Net loans increased $67.6 million, or 3.6%, to $2.0 billion as of March 31, 2013, compared to $1.9 billion as of December 31, 2012. Securities available-for-sale decreased $15.4 million, or 3.2%, to $471.0 million as of March 31, 2013, compared to $486.4 million as of December 31, 2012. Deposits increased $114.1 million, or 5.0%, to $2.4 billion as of March 31, 2013, compared to $2.3 billion as of December 31, 2012. Total shareholders’ equity increased $7.8 million, or 3.2% to $255.9 million as of March 31, 2013, compared to $248.1 million as of December 31, 2012, primarily as a result of operating earnings.

Loan Portfolio

The Company’s primary source of income is interest on loans to small-and medium-sized businesses, real estate owners in its market area and its private banking clients. The loan portfolio consists primarily of commercial loans and real estate loans secured by commercial real estate properties located in the Company’s primary market area. The Company’s loan portfolio represents the highest yielding component of its earning asset base.

The following table sets forth the amount of loans, by category, as of the respective periods.

TABLE 2- TOTAL LOANS BY LOAN TYPE

	March 31, 2013		December 31, 2012
(dollars in thousands)	Amount	Percent	Amount	Percent
Construction	$169,463	8.5%	$168,544	8.8%
Commercial real estate	1,035,097	52.1	988,994	51.4
Consumer real estate	103,975	5.2	103,516	5.4
Commercial	653,181	32.9	635,661	33.1
Consumer	14,820	0.7	14,073	0.7
Other	11,774	0.6	11,429	0.6

Total loans	$1,988,310	100.0%	$1,922,217	100.0%

The Company’s primary focus has been on commercial real estate and commercial lending, which constituted 85% of the loan portfolio, as of March 31, 2013, and 84.5% of the loan portfolio, as of December 31, 2012. Although management expects continued growth with respect to the loan portfolio, it does not expect any significant changes over the foreseeable future in the composition of the loan portfolio or in the emphasis on commercial real estate and commercial lending.

A significant portion, $336.7 million, or 32.5%, as of March 31, 2013, compared to $345.4 million, or 36.5%, as of December 31, 2012, of the commercial real estate exposure represents loans to commercial businesses secured by owner occupied real estate which, in effect, are commercial loans with the borrowers’ real estate providing a secondary source of repayment. Commercial loans represent the second largest category of loans in the portfolio. The Company attributes its commercial loan growth primarily to the implementation of its relationship-based banking model and the success of its relationship managers in transitioning commercial banking relationships from other local financial institutions and in competing for new business from attractive small to mid-sized commercial customers located in its market for which this approach to customer service is desirable.

Nonperforming Assets

Nonperforming assets consist of nonperforming loans, other real estate owned and other repossessed assets. Nonperforming loans consist of loans that are on nonaccrual status and restructured loans, which are loans on which the Company granted a concession on the interest rate or original repayment terms due to financial difficulties of the borrower. Other real estate owned consists of real property acquired through foreclosure. The Company initially records other real estate owned at the lower of carrying value or fair value, less estimated costs to sell the assets. Estimated losses that result from the ongoing periodic valuations of these assets are charged to earnings as noninterest expense in the period in which they are identified. The Company accounts for troubled debt restructurings in accordance with ASC 310, “Receivables.”

The Company generally will place loans on nonaccrual status when they become 90 days past due, unless they are well secured and in the process of collection. The Company also places loans on nonaccrual status if they are less than 90 days past due if the collection of principal or interest is in doubt. When a loan is placed on nonaccrual status, any interest previously accrued, but not collected, is reversed from income.

Once a foreclosure is completed, the loan is reclassified to other real estate owned until a sale date and title to the property is finalized. Once the Company owns the property, it is maintained, marketed, rented and sold to repay the original loan. Historically, foreclosure trends have been low due to the seasoning of the portfolio. Any loans that are modified or extended are reviewed for classification as a restructured loan in accordance with regulatory guidelines. The Company completes a process that outlines the modification, the reasons for the proposed modification and documents the current status of the borrower.

The following table sets forth information regarding nonperforming assets as of the dates indicated:

TABLE 3-NONPERFORMING ASSETS

(dollars in thousands)	March 31, 2013	December 31, 2012
Nonaccrual loans:
Construction	$2,009	$806
Commercial real estate	7,593	5,831
Consumer real estate	3,252	818
Commercial	9,955	13,556
Consumer	23	72

Total nonaccrual loans	22,832	21,083
Restructured loans	1,342	2,336

Total nonperforming loans	24,174	23,419
Other assets owned(1)	—	—
Other real estate owned	5,205	8,632

Total nonperforming assets	$29,379	$32,051

Accruing loans past due 90+ days	$—	$—

Nonperforming loans to total loans	1.22%	1.22%
Nonperforming loans to total assets	0.86%	0.88%
Nonperforming assets to total assets	1.05%	1.20%
Nonperforming assets to loans, other real estate owned and other assets owned	1.47%	1.66%

(1)	Represents repossessed property other than real estate.

Approximately $0.2 million and $0.4 million of gross interest income would have been accrued if all loans on nonaccrual status had been current in accordance with their original terms at March 31, 2013 and December 31, 2012.

The Company has maintained low levels of nonperforming assets since its inception in 2006. Total nonperforming assets decreased $2.7 million, or 8.3%, as compared to December 31, 2012, and total nonperforming assets as a percentage of loans and other real estate owned decreased by 18 basis points over the period. The decrease resulted from a $4.0 million charge-off on a commercial loan. Management believes that the Company’s historical low level of nonperforming assets reflects the strength of the local economy, as well as the Company’s long-term knowledge of and relationships with a significant percentage of its borrowers.

Potential problem loans are those loans that are not categorized as nonperforming loans, but where current information indicates that the borrower may not be able to comply with present loan repayment terms. These are generally referred to as its watch list loans. The Company monitors past due status as an indicator of credit deterioration and potential problem loans. A loan is considered past due when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. To the extent that loans become past due, management assesses the potential for loss on such loans as it would with other problem loans and considers the effect of any potential loss in determining its provision for probable loan losses.

Management also assesses alternatives to maximize collection of any past due loans, including, without limitation, restructuring loan terms, requiring additional loan guarantee(s) or collateral or other planned action. Additional information regarding past due loans as of March 31, 2013 is included in Note 4 to the Company’s financial statements for the periods ended March 31, 2013 and December 31, 2012 included in this report.

Allowance for Loan Losses

The Company maintains an allowance for loan losses that represents management’s best estimate of the loan losses and risks inherent in the loan portfolio. In determining the allowance for loan losses, management estimates losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of the allowance for loan losses is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates.

The allowance for loan losses is increased by provisions charged against earnings and reduced by net loan charge-offs. Loans are charged-off when it is determined that collection has become unlikely. Recoveries are recorded only when cash payments are received.

The allowance for loan losses was $25.5 million, or 1.28% of total loans, as of March 31, 2013, compared to $27.0 million, or 1.40% of total loans, as of December 31, 2012, a decrease of 12 basis points over the period. The decrease in allowance for loan losses as a percent of total loans, during the first quarter of 2013, was primarily attributable to net charge-offs as a percentage of average loans for the first quarter 2013 which were 0.21%, compared to 0.02%, for the first quarter of 2012. The increase in net charge-offs for the first quarter of 2013 resulted primarily from the charge-off related to one commercial loan. This loss was fully reserved at December 31, 2012.

The following table provides an analysis of the allowance for loan losses and net charge-offs for the respective periods.

TABLE 4- SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

	For the Three Months Ended March 31,
(dollars in thousands)	2013	2012
Beginning balance	$26,977	$18,122
Charge-offs:
Construction	—	—
Commercial real estate	2	215
Consumer real estate	—	22
Commercial	4,009	35
Consumer	96	96

Total charge-offs	4,107	368

Recoveries:
Construction	—	6
Commercial real estate	10	1
Consumer real estate	—	—
Commercial	8	4
Consumer	9	7

Total recoveries	27	18

Net charge-offs	4,080	350
Provision for loan loss	2,600	2,635

Balance at end of period	$25,497	$20,407

Net charge-offs to average loans	0.21%	0.02%
Allowance for loan losses to total loans	1.28%	1.20%

Although management believes that the allowance for loan losses has been established in accordance with accounting principles generally accepted in the United States and that the allowance for loan losses was adequate to provide for known and inherent losses in the portfolio at all times shown above, future provisions will be subject to ongoing evaluations of the risks in the loan portfolio. If the economy declines or if asset quality deteriorates, material additional provisions could be required.

The allowance for loan losses is allocated to loan categories based on the relative risk characteristics, asset classifications and actual loss experience of the loan portfolio. Note 4 of the footnotes to the consolidated financial statements provides further information on the Company’s allowance for loan losses.

Securities

The securities portfolio is used to make various term investments, maintain a source of liquidity and serve as collateral for certain types of deposits and borrowings. The Company manages its investment portfolio according to a written investment policy approved by the Board of Directors. Investment balances in the securities portfolio are subject to change over time based on the Company’s funding needs and interest rate risk management objectives. Liquidity levels take into account anticipated future cash flows and all available sources of credits and is maintained at levels management believes are appropriate to assure future flexibility in meeting anticipated funding needs.

The securities portfolio consists primarily of U.S. government agency obligations, mortgage-backed securities and municipal securities, although the Company also holds corporate bonds and other debt securities, all with varying contractual maturities. However, these maturities do not necessarily represent the expected life of the securities as the securities may be called or paid down without penalty prior to their stated maturities, and the targeted duration for the investment portfolios is in the three to four year range. No investment in any of these securities exceeds any applicable limitation imposed by law or regulation. The Asset Liability Committee reviews the investment portfolio on an ongoing basis to ensure that the investments conform to the Company’s investment policy. All securities as of March 31, 2013 were classified as Level 2 assets, as their fair value was estimated using pricing models or quoted prices of securities with similar characteristics.

The investment portfolio consists entirely of “available-for-sale” securities. As a result, the carrying values of the Company’s investment securities are adjusted for unrealized gain or loss as a valuation allowance, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity.

The Company’s investment securities portfolio totaled $471.0 million at March 31, 2013, a decrease of $15.4 million, or 3.2% from December 31, 2012. The decrease in available-for-sale securities was primarily due to sales and maturities of investment securities during the first quarter of 2013, offset by purchases of U.S. government agency and other securities. As of March 31, 2013, investment securities having a carrying value of $187.1 million were pledged to secure public deposits, securities sold under agreements to repurchase and borrowings.

The following table presents a summary of the amortized cost and estimated fair value of the investment portfolio, which was held entirely as available-for-sale.

TABLE 5- CARRYING VALUE OF SECURITIES

	March 31, 2013			December 31, 2012
(dollars in thousands)	Amortized Cost	Unrealized Gain / (Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain / (Loss)	Estimated Fair Value
U.S. government agency securities	$140,935	$(722)	$140,213	$128,665	$82	$128,747
U.S. Treasury securities	10,018	3	10,021	10,040	5	10,045
Municipal securities	59,671	807	60,478	61,907	840	62,747
Mortgage-backed securities	137,292	30	137,322	152,481	1,361	153,842
Corporate bonds	21,249	(156)	21,093	49,912	62	49,974
Other securities	101,823	—	101,823	81,044	—	81,044

	$470,988	$(38)	$470,950	$484,049	$2,350	$486,399

All of the Company’s mortgage-backed securities are agency securities. The Company does not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, sub-prime, Alt-A, or second lien elements in the investment portfolio. At March, 31, 2013, the investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

Note 3 of the footnotes to the consolidated financial statements provides further information on the Company’s investment securities.

Short-term Investments

Short-term investments result from excess funds that fluctuate daily depending on the funding needs of the Company and are currently invested overnight in interest-bearing deposit accounts at the Federal Reserve of Atlanta and First National Bankers Bank. The balance in interest-bearing deposits at other institutions increased $93.7 million, or 981.7%, to $103.2 million at March 31, 2013 from $9.5 million at December 31, 2012. The primary cause of the increase at March 31, 2013 was the existence of cash from the sale and maturities of investment securities that had not been reinvested at March 31, 2013. The Company’s cash activity is further discussed in the “Liquidity and Capital Resources” section below.

Deferred Tax Asset

The Company had a net deferred tax asset of $21.1 million as of March 31, 2013 due to its tax net operating losses, carryforwards related to unused tax credits, and the non-deductibility of the loan loss provision for tax purposes. The Company tests the recoverability of its deferred tax asset quarterly, and the current level of taxable income provides for the ultimate realization of the carrying value of these deferred tax assets. Net deferred tax assets as of March 31, 2013 increased $4.5 million, or 27.1%, from December 31, 2012, primarily as a result of the increase in tax carryforwards related to unused tax credits.

Deposits

Deposits are the Company’s primary source of funds to support earning assets. During the first quarter of 2013, total deposits were $2.4 billion at March 31, 2013, compared to $2.3 billion at December 31, 2012, an increase of $114.1 million, or 5.0%, as total interest-bearing deposits increased by $122.9 million, or 6.1%, partially offset by a decrease in noninterest-bearing deposits of $8.8 million, or 3.7%, from December 31, 2012.

The following table sets forth the composition of the Company’s deposits as of March 31, 2013 and December 31, 2012.

TABLE 6- DEPOSIT COMPOSITION BY PRODUCT

					Increase/(Decrease)
(dollars in thousands)	March 31, 2013		December 31, 2012		Amount	Percent
Noninterest-bearing demand	$230,712	9.7%	$239,538	10.6%	$(8,826)	(3.7)%
NOW accounts	507,455	21.3	437,542	19.3	69,913	16.0
Money market deposits	371,167	15.6	410,928	18.1	(39,761)	(9.7)
Savings deposits	47,793	2.0	45,295	2.0	2,498	5.5
Certificates of deposits	1,225,458	51.4	1,135,225	50.0	90,233	7.9

Total deposits	$2,382,585	100.0%	$2,268,528	100.0%	$114,057	5.0%

Short-term Borrowings

Although deposits are the primary source of funds for lending, investment activities and general business purposes, as an alternative source of liquidity, the Company may obtain advances from the Federal Home Loan Bank of Dallas, sell investment securities subject to its obligation to repurchase them, purchase Federal funds, and engage in overnight borrowings from the Federal Home Loan Bank or its correspondent banks. The level of short-term borrowings can fluctuate on a daily basis depending on the funding needs and the source of funds to satisfy the needs. The Company had no short-term borrowings outstanding at March 31, 2013 and $21.8 million at December 31, 2012.

The Company also enters into repurchase agreements to facilitate customer transactions that are accounted for as secured borrowings. These transactions typically involve the receipt of deposits from customers that the Company collateralizes with its investment portfolio and have average rates of 1.20%. The following table details the average and ending balances of repurchase transactions as of and for the quarters ending March 31:

TABLE 7- REPURCHASE TRANSACTIONS

(dollars in thousands)	2013	2012
Average balance	$54,355	$30,155
Ending balance	64,945	26,592

Shareholders’ Equity

Shareholders’ equity provides a source of permanent funding, allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. Shareholders’ equity increased $7.8 million, or 3.2%, from $248.1 million as of December 31, 2012 to $255.9 million as of March 31, 2013, primarily as a result of first quarter net income.

Regulatory Capital

As of March 31, 2013, the Company and First NBC Bank were in compliance with all capital regulatory requirements, and First NBC Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations. The following table presents the actual capital amounts and regulatory capital ratios for the Company and First NBC Bank as of March 31, 2013.

TABLE 8- REGULATORY CAPITAL RATIOS

	“Well-	At March 31, 2013
(dollars in thousands)	Capitalized” Minimums	Actual	Amount
First NBC Bank Holding Company
Leverage		9.30%	$252,476
Tier 1 risk-based		11.35	252,476
Total risk-based		12.51	278,110
First NBC Bank
Leverage	5.00%	9.73	263,614
Tier 1 risk-based	6.00	11.88	263,614
Total risk-based	10.00	13.04	289,248

Results of Operations

Income available to common shareholders was $8.2 million and $6.2 million for the three months ended March 31, 2013 and 2012, respectively. Earnings per share on a diluted basis were $0.58 and $0.44 for the first quarters of 2013 and 2012, respectively. In the first three months of 2013, net interest income increased $1.7 million, or 9.3%, over the same period of 2012, as interest income increased $3.2 million, or 12.7%, and interest expense increased $1.6 million, or 21.2%. The increase in interest income of $3.2 million, compared to the same period of 2012, was due to an increase in average interest-earning assets of $456 million, which increased interest volume to $4.8 million; this was offset by decreases in interest income due to interest rates of $1.3 million, or 35 basis points, and interest days of $0.3 million. Net interest income was also impacted by an increase in interest expense of $1.6 million during the first quarter of 2013 compared to the first quarter of 2012. The increase was attributable to an increase in average interest-bearing liabilities of $428 million, which increased interest expense volume to $1.7 million, offset by decreases in interest rates of $0.07 million, or 2 basis points, and interest days of $0.1 million.

Net Interest Income

Net interest income, the primary contributor to the Company’s earnings, represents the difference between the income that the Company earns on interest-earning assets and the cost of interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. Net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as “volume changes.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as “rate changes.”

Net interest income increased 10.1%, in the first three months of 2013 when compared to the corresponding quarter of 2012, to $8.9 million from $7.3 million. The primary driver was an increase in interest income to $28.7 million from $25.4 million for the three months ended March 31, 2013 versus 2012, an increase of $3.4 million, or 13.3%, which was the result of the significant growth in average interest-earning assets to $2.5 billion from $2.1 billion. Interest expense grew to $8.9 million from $7.3 million for the three months ended March 31, 2013 versus 2012, an increase of $1.6 million, or 21.2%, primarily as a result of an increase in interest-bearing deposits to $2.1 billion from $1.7 billion. The increase in interest income for the three month period of 2013 was partially offset by a decrease in the earning asset yield of 35 basis points to 4.62% during the first quarter of 2013 from 4.97% during the first quarter of 2012. The decrease in the earning asset yield is due primarily to the change in loan mix moving from fixed rate to floating rate loans. The increase in interest expense during the first quarter 2013 was partially offset by a decrease in the average cost of interest-bearing liabilities of 2 basis points to 1.62% compared to 1.64% during the first quarter of 2012. The decrease in rates paid reflects the expansion of service capabilities and growth in the Company’s customer base, which allowed it to continue transitioning the deposit mix from higher cost certificates of deposits into lower cost transaction accounts. The remainder of the growth in earning assets and deposits was attributable to the continued implementation of the Company’s organic growth strategy as its existing branches continued to increase market share in their respective markets.

The following table presents, for the periods indicated, the distribution of average assets, liabilities and equity, interest income and resulting yields earned on average interest-earning assets, and interest expense and rates paid on average interest-bearing liabilities. Nonaccrual loans are included in the calculation of the average loan balances, and interest on nonaccrual loans is included only to the extent recognized on a cash basis.

TABLE 9- AVERAGE BALANCES, NET INTEREST INCOME AND INTEREST YIELDS/RATES

	For The Three Months Ended March 31,
	2013			2012
(dollars in thousands)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate
Assets:
Interest-earning assets:
Short term investments	$31,490	$17	0.22%	$31,079	$32	0.42%
Investment securities	503,487	2,368	1.91	329,006	1,844	2.25
Loans (including fee income)	1,973,235	26,195	5.38	1,692,014	23,479	5.58

Total interest-earning assets	2,508,212	28,580	4.62	2,052,099	25,355	4.97
Less: Allowance for loan losses	(27,816)			(18,864)
Noninterest-earning assets	237,864			316,962

Total assets	$2,718,260			$2,350,197

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Savings deposits	$46,308	$73	0.64%	$40,510	$55	0.54%
Money market deposits	376,148	1,393	1.50	395,513	1,638	1.67
NOW accounts	473,220	1,540	1.32	262,898	707	1.08
Certificates of deposit under $100,000	429,666	1,658	1.57	449,028	1,834	1.64
Certificates of deposit of $100,000 or more	576,902	2,635	1.85	464,265	2,019	1.75
CDARS®	163,942	894	2.21	97,788	597	2.46

Total interest-bearing deposits	2,066,186	8,193	1.61	1,710,002	6,850	1.61
Fed funds purchased and repurchase agreements	58,990	189	1.30	30,603	117	1.54
Other borrowings	99,720	511	2.08	56,723	371	2.63

Total interest-bearing liabilities	2,224,896	8,893	1.62	1,797,328	7,338	1.64
Noninterest-bearing liabilities:
Non-interest-bearing deposits	227,575			203,141
Other liabilities	18,901			124,022

Total liabilities	2,471,372			2,124,491

Shareholders’ equity	246,888			225,706

Total liabilities and equity	$2,718,260			$2,350,197

Net interest income		$19,687			$18,017

Net interest spread(1)			3.00%			3.33%
Net interest margin(2)			3.18%			3.53%

(1)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)	Net interest margin is net interest income divided by average interest-earning assets.

The following table analyzes the dollar amount of change in interest income and interest expense with respect to the primary components of interest-earning assets and interest-bearing liabilities. The table shows the amount of the change in interest income or interest expense caused by either changes in outstanding balances or changes in interest rates. The effect of a change in balances is measured by applying the average rate during the first period to the balance (“volume”) change between the two periods. The effect of changes in rate is measured by applying the change in rate between the two periods to the average volume during the first period. Changes attributable to both rate and volume that cannot be segregated have been allocated proportionately to the absolute value of the change due to volume and the change due to rate. Changes attributable to the additional leap year day during 2012 are reflected in the number of days column.

TABLE 10- SUMMARY OF CHANGES IN NET INTEREST INCOME

	2013 Over 2012
	Change Attributable To
(dollars in thousands)	Volume	Rate	Number of Days	Total
Interest-earning assets:
Loans (including fee income)	$3,908	$(915)	$(277)	$2,716
Short term investments	—	(15)	—	(15)
Securities available for sale	923	(376)	(23)	524

Total increase (decrease) in interest income	$4,831	$(1,306)	$(300)	$3,225

Interest-bearing liabilities:
Savings deposits	$9	$10	$(1)	$18
Money market deposits	(74)	(155)	(16)	(245)
NOW accounts	606	247	(19)	834
Certificates of deposit	823	(29)	(57)	737
Borrowed funds	361	(142)	(7)	212

Total increase (decrease) in interest expense	1,725	(69)	(100)	1,556

Increase (decrease) in net interest income	$3,106	$(1,237)	$(200)	$1,669

Provision for Loan Losses

The provision for loan losses represents management’s determination of the amount necessary to be charged against the current period’s earnings to maintain the allowance for loan losses at a level that is considered adequate in relation to the estimated losses inherent in the loan portfolio. The Company assesses the allowance for loan losses monthly and makes provisions for loan losses as deemed appropriate.

For the quarter ended March 31, 2013, the provision for loan losses was $2.6 million, 1.3% lower than the same period in 2012. As of March 31, 2013, the ratio of allowance for loan losses to total loans was 1.28%, compared to 1.40% and 1.20% at December 31, 2012 and March 31, 2012, respectively.

Noninterest Income

Noninterest income was $2.8 million for the three months ended March 31, 2013 compared to $2.9 million for the same period in 2012.

The following table presents the components of noninterest income for the respective periods.

TABLE 11- NONINTEREST INCOME

	Three Months Ended March 31,		Percent Increase (Decrease)
(dollars in thousands)	2013	2012
Service charge on deposit accounts	$498	$746	(33.2)%
Investment securities gains, net	306	—	NM
Gain on other assets sold, net	145	1	NM
Gains on fixed assets, net	8	—	NM
Gain on sale of loans, net	223	536	(58.4)
Cash surrender value income on bank-owned life insurance	178	190	(6.3)
Gains on sale of state tax credits	455	423	7.6
Certified development entity fees earned	353	240	47.1
ATM fee income	439	441	(0.5)
Other	212	276	(23.2)

Total noninterest income	$2,817	$2,853	(1.3)%

Service charges on deposit accounts. The Company earns fees from its customers for deposit-related services, and these fees comprise a significant and predictable component of the Company’s noninterest income. These charges decreased $0.2 million, or 33.2%, in the first quarter of 2013 over the prior quarter-to-date period. The decrease in fees was attributable to the conversion of the deposit accounts acquired from Central Progressive Bank to First NBC Bank’s system, which generally resulted in lower fees charged to former Central Progressive Bank customers.

Investment securities gain. From time to time, the Company sells investment securities held as available-for-sale to fund loan demand, manage its asset/liability sensitivity or for other business purposes. The Company recorded an increase in net investment securities gain of $0.3 million in the first quarter of 2013, compared to the same period in 2012.

Gains on sale of loans. The Company has historically been an active participant in Small Business Administration loan programs as a preferred lender and typically sell the guaranteed portion of the loans that it originates. The Company generated gains on loan sales of $0.2 million in the first quarter of 2013, compared to $0.5 million in the first quarter of 2012. The Company believes that these government guaranteed loan programs are an important part of its service to the businesses in its communities and expects to continue expanding its efforts and income relating to these programs.

Cash surrender value income on bank-owned life insurance. The income earned from bank-owned life insurance decreased in the first quarter of 2013 when compared to the first quarter of 2012, consistent with market performance and current yields.

Certified development entity fees earned. The Company earns management fees from First NBC Community Development Fund, LLC related to the Fund’s New Markets Tax Credit investments. Management fees are earned at the time that qualified equity investments are made and over the seven year term of the investment. The Company recorded fees of $0.4 million for the first quarter of 2013, compared to $0.2 million in the first quarter of 2012.

ATM fee income. This category includes income generated by automated teller machines, or ATMs. The income earned from ATMs was flat in the first quarter 2013 when compared to the first quarter of 2012.

Other. This category includes a variety of other income producing activities, including income generated from trust services, credit cards and wire transfers.

Noninterest Expense

Noninterest expense consists primarily of salary and employee benefits, occupancy and other expenses related to the Company’s operation and expansion. Noninterest expense increased by $1.9 million, or 13.8%, in the first quarter of 2013, compared to the same period in 2012.

The following table presents the components of our noninterest expense for the respective periods.

TABLE 12- NONINTEREST EXPENSE

	Three Months Ended March 31,		Percent Increase (Decrease)
(dollars in thousands)	2013	2012
Salaries and employee benefits	$5,806	$5,775	0.5%
Occupancy and equipment expenses	2,529	2,323	8.9
Professional fees	1,416	983	44.0
Taxes, licenses and FDIC assessments	1,058	767	37.9
Tax credit investment amortization	1,788	1,190	50.3
Write-down of other real estate	41	179	(77.1)
Data processing	1,048	926	13.2
Advertising and marketing	457	487	(6.2)
Other	1,490	1,108	34.5

Total noninterest expense	$15,633	$13,738	13.8%

Salaries and employee benefits. These expenses were flat for the first quarter of 2013 when compared to the same period of 2012. The Company had 448 full-time equivalent employees at March 31, 2013, compared to 409 employees as of March 31, 2012, an increase of 39 full time equivalent employees or 9.5%. The increase in headcount is due to the growth of the Company.

Occupancy and equipment expenses. Occupancy and equipment expenses, consisting primarily of rent and depreciation, were up $0.2 million or 8.9%, from the first quarter 2012. Depreciation expense increased $0.2 million, or 38.6%. The level of the Company’s occupancy expenses is related to the number of branch offices that it maintains, and management expects that these expenses will increase as the Company continues to implement its strategic growth plan.

Professional fees. Professional fees increased during the three months ended March 31, 2013 to $1.4 million, or 44.0%, compared to $1.0 million for the same period of 2012. The increase is due to increases in external audit cost of $0.1 million, CDE management fees of $0.2 million, and CDE consulting fees of $0.2 million. The increase in CDE related fees are related to the increase in the volume of its New Market Tax Credit and other community development investments, which are expected to continue to increase. Audit fees are expected to continue to increase in future periods due to the recent public registration of the Company’s common stock.

Taxes, licenses and FDIC assessments. In the first quarter of 2013, taxes, licenses and FDIC insurance premiums and assessments increased $0.3 million, or 37.9% from the same period of 2012. The increase is primarily attributable to increases in the FDIC assessments due to the strong growth in the Company’s deposits. FDIC fees and assessments are expected to continue to increase as the Company’s assessment base increases.

Tax credit investment amortization. Tax credit investment amortization reflects amortization of investments in entities that undertake projects that qualify for tax credits against federal income taxes. At this time, investments are directed at tax credits issued under the New Markets, Federal Historic Rehabilitation and Low Income Housing Tax Credit programs. The Company amortizes investments related to New Markets Tax Credits, Federal Historic Rehabilitation and Low Income Housing Tax Credits over the period the Company is required by tax law (compliance period) or contract to maintain its 99.99% ownership interest in the entity. These periods are 15 years for Low Income Housing projects, 7 years for New Market projects and 10 years for Federal Historic Rehabilitation projects. The following table presents the amortization of tax credit investments by type of credit for the respective periods.

TABLE 13-TAX CREDIT AMORTIZATION BY CREDIT TYPE

	Three Months Ended March 31,
(dollars in thousands)	2013	2012
Low Income Housing	$475	$475
Federal Historic Rehabilitation	182	89
New Markets	1,131	626

Total tax credit amortization	$1,788	$1,190

The significant increases in amortization expense across all categories reflect the increase in the level of activity throughout the first quarter of 2013 as the Company invested in additional projects.

Data processing. Data processing expenses increased $0.1 million in the first quarter of 2013 as compared to the same period in 2012, as the Company incurred additional processing charges as the Company increased its branch network and system capabilities.

Advertising and marketing. Advertising and marketing expenses were flat in the first quarter of 2013 when compared to the first quarter of 2012.

Other. These expenses include costs related to insurance, customer service, communications, supplies and other operations. The increase in other noninterest expense over the periods shown was primarily attributable to an increase in categories of other noninterest expenses proportional to the overall growth and an increase in transaction volume and number of customers resulting from the Company’s organic growth.

Provision for Income Taxes

The provision for income taxes varies due to the amount of income recognized for generally accepted accounting principles and tax purposes and as a result of the tax benefits derived from the Company’s investments in tax-advantaged securities and tax credit projects. The Company engages in material investments in entities that are designed to generate tax credits, which it utilizes to reduce its current and future taxes. These credits are recognized when earned as a benefit in the provision for income taxes.

The Company recognized an income tax benefit for the quarterly period ended March 31, 2013 of $4.0 million, compared to $1.9 million for the same quarterly period in 2012. The increase in income tax benefit during the first quarter of 2013 was due primarily to the significant increase in projected New Markets tax credit investment activity in 2013 compared to 2012.

Although the Company’s ability to continue to access new tax credits in the future will depend, among other factors, on federal and state tax policies, as well as the level of competition for future tax credits, the Company expects to generate the following levels of tax credits over the next six calendar years based only on New Markets Tax Credit investments that have been made and over the next nine calendar years based upon the Low Income Housing investments already made.

TABLE 14- FUTURE TAX CREDITS

	For the Year Ended December 31,
	2013	2014	2015	2016	2017	2018
	(dollars in thousands)
New Markets	$11,724	$12,732	$13,099	$12,122	$10,052	$4,002
Low Income Housing	$3,580	$3,580	$3,580	$3,580	$3,580	$3,580

These projections do not include an aggregate of $37.4 million in tax credit carryforwards, which were generated primarily from New Markets, Federal Historic Rehabilitation and Low Income Housing Tax Credits that the Company was unable to utilize in prior years, or $11.5 million in net operating loss carryforwards as of December 31, 2012, which may also be utilized in future periods to offset its liability for taxes payable.

Liquidity and Capital Resources

Liquidity refers to the Company’s ability to maintain cash flow that is adequate to fund operations and meet present and future financial obligations through either the sale or maturity of existing assets or by obtaining additional funding through liability management. Management believes that the sources of available liquidity are adequate to meet all reasonably foreseeable short-term and intermediate-term demands.

The Company evaluates liquidity both at the parent company level and at the bank level. Because First NBC Bank represents the Company’s only material asset, other than cash, its primary source of funds at the parent company level are cash on hand, dividends paid to the Company from First NBC Bank and the net proceeds of capital offerings. The primary sources of funds at First NBC Bank are deposits, short and long-term funding from the Federal Home Loan Bank or other financial institutions, and principal and interest payments on loans and securities. While maturities and scheduled payments on loans and securities provide an indication of the timing of the receipt of funds, other sources of funds such as loan prepayments and deposit inflows are less predictable as they depend on the effects of changes in interest rates, economic conditions and competition. The primary investing activities are the origination of loans and the purchase of investment securities. If necessary, First NBC Bank has the ability to raise liquidity through drawing on the bank’s lines of credit, additional collateralized borrowings, FHLB advances or the sale of its available-for-sale investment portfolio.

Investing activities are funded primarily by net deposit inflows, principal repayments on loans and securities, and borrowed funds. Gross loans increased to $2.0 billion as of March 31, 2013, from $1.9 billion as of December 31, 2012. At March 31, 2013, First NBC Bank had commitments to make loans of approximately $334.2 million and un-advanced lines of credit and loans of approximately $244.2 million. The Company anticipates that First NBC Bank will have sufficient funds available to meet its current loan originations and other commitments.

At March 31, 2013, total deposits were approximately $2.4 billion, of which approximately $576.9 million were in certificates of deposits of $100,000 or more. Certificates of deposits scheduled to mature in one year or less as of March 31, 2013 totaled approximately $629.2 million while certificates of deposits of $100,000 or more with a maturity of one year or less totaled approximately $405.4 million.

In general, the Company monitors and manages liquidity on a regular basis by maintaining appropriate levels of liquid assets so that funds are available when needed. Excess liquidity is invested in overnight federal funds sold and other short-term investments. As a member of the Federal Home Loan Bank of Dallas, First NBC Bank had access to approximately $335.6 million of available lines of credit secured by qualifying collateral as of March 31, 2013. In addition, First NBC Bank maintains $75.0 million in lines of credit with the Company’s correspondent banks to support its liquidity.

Asset/Liability Management

The Company’s asset/liability management policy provides guidelines for effective funds management and the Company has established a measurement system for monitoring its net interest rate sensitivity position. The Company seeks to maintain a sensitivity position within established guidelines.

As a financial institution, the primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of the assets and liabilities, other than those which have a short term to maturity. Because of the nature of its operations, the Company is not subject to foreign exchange or commodity price risk. The Company does not own any trading assets.

Interest rate risk is the potential of economic loss due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. The Company recognizes that certain risks are inherent and that the goal is to identify and understand the risks.

The Company actively manages exposure to adverse changes in interest rates through asset and liability management activities within guidelines established by the asset/liability management committee. The committee, which is composed primarily of senior officers and directors of First NBC Bank and First NBC Bank Holding Company, has the responsibility for ensuring compliance with asset/liability management policies. Interest rate risk is the exposure to adverse changes in net interest income as a result of market fluctuations in interest rates. On a regular basis, the committee monitors interest rate and liquidity risk in order to implement appropriate funding and balance sheet strategies.

The Company utilizes a net interest income simulation model to analyze net interest income sensitivity. Potential changes in market interest rates and their subsequent effects on net interest income are then evaluated. The model projects the effect of instantaneous movements in interest rates. Decreases in interest rates apply primarily to long-term rates, as short-term rates are not modeled to decrease below zero. Assumptions based on the historical behavior of the Company’s deposit rates and balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.

The Company’s interest sensitivity profile was somewhat asset sensitive as of March 31, 2013, though its base net interest income would increase in the case of either an interest rate increase or decrease. Hedging instruments utilized by First NBC Bank, which consist primarily of interest rate swaps and options, protect the bank in a rising interest rate environment by providing long term funding costs at a fixed interest rate to allow the Company to continue to fund its projected loan growth. In addition, the bank utilizes interest rate floors in loan pricing to manage interest rate risk in a declining rate environment.

The following table sets forth the net interest income simulation analysis as of March 31, 2013.

TABLE 15- CHANGE IN NET INTEREST INCOME FROM INTEREST RATE CHANGES

% Change in
Interest Rate Scenario	Net Interest Income
+300 basis points	14.1%
+200 basis points	10.8%
+100 basis points	6.1%
Base	0.0%
-100 basis points	6.2%

The Company also manages exposure to interest rates by structuring the balance sheet in the ordinary course of business. An important measure of interest rate risk is the relationship of the repricing period of earning assets and interest-bearing liabilities. The more closely the repricing periods are correlated, the less interest rate risk it has. From time to time, the Company may use instruments such as leveraged derivatives, structured notes, interest rate swaps, caps, floors, financial options, financial futures contracts or forward delivery contracts to reduce interest rate risk. As of March 31, 2013, the Company had hedging instruments in the notional amount of $115.0 million and with a fair value of a $6.0 million net liability.

An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market interest rates. A measurement of interest rate risk is performed by analyzing the maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time (gap). Interest rate sensitivity reflects the potential effect on net interest income of a movement in interest rates. An institution is considered to be asset sensitive, or having a positive gap, when the amount of its interest-earning assets maturing or repricing within a given period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. Conversely, an institution is considered to be liability sensitive, or having a negative gap, when the amount of its interest-bearing liabilities maturing or repricing within a given period exceeds the amount of its interest-earning assets also maturing or repricing within that time period. During a period of rising interest rates, a negative gap would tend to affect net interest income adversely, while a positive gap would tend to increase net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely.

Certain shortcomings are inherent in the method of analysis presented in the gap table. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Additionally, certain assets, such as adjustable-rate loans, have features that restrict changes in interest rates, both on a short-term basis and over the life of the asset. More importantly, changes in interest rates, prepayments and early withdrawal levels may deviate significantly from those assumed in the calculations in the table. As a result of these shortcomings, management focuses more on a net interest income simulation model than on gap analysis. Although the gap analysis reflects a ratio of cumulative gap to total earning assets within acceptable limits, the net interest income simulation model is considered by management to be more informative in forecasting future income at risk.

The Company faces the risk that borrowers might repay their loans sooner than the contractual maturity. If interest rates fall, the borrower might repay their loan, forcing it to reinvest in a potentially lower yielding asset. This prepayment would have the effect of lowering the overall portfolio yield which may result in lower net interest income. The Company has assumed that these loans will prepay, if the borrower has sufficient incentive to do so, using prepayment tables provided by third party consultants. In addition, some assets, such as mortgage-backed securities or purchased loans, are held at a premium, and if these assets prepaid, the Company would have to write down the premium, which would temporarily reduce the yield. Conversely, as interest rates rise, borrowers might prepay their loans more slowly, which would leave lower yielding assets as interest rates rise.

Impact of Inflation

The Company’s financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles in the United States, which require the measure of financial position and operating results in terms of historic dollars, without considering changes in the relative purchasing power of money over time due to inflation.

Inflation generally increases the costs of funds and operating overhead, and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant effect on the performance of a financial institution than the effects of general levels of inflation. In addition, inflation affects a financial institution’s cost of goods and services purchased, the cost of salaries and benefits, occupancy expense and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings and shareholders’ equity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are presented at December 31, 2012 in the Company’s Form S-1 filed with the SEC for the year ended December 31, 2012. Additional information at March 31, 2013 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4.	Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2013 was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Disclosure controls include review of internal controls that are designed to provide reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and transactions are properly recorded and reported. There was no significant change in the Company’s internal controls over financial reporting.

Any control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are achieved. The design of a control system inherently has limitations, including the controls’ cost relative to their benefits. Additionally, controls can be circumvented. No cost-effective control system can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company and its direct and indirect subsidiaries are parties to lawsuits arising in the ordinary course of business. However, there are no material pending legal proceeding to which the Company, any of its direct and indirect subsidiaries, or any of their respective properties are currently subject.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Registration Statement on Form S-1, dated April 8, 2013, filed with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No. 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 101.INS	XBRL Instance Document

Exhibit No. 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit No. 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit No. 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit No. 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit No. 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First NBC Bank Holding Company

Date: June 24, 2013	By:	/s/ Ashton J. Ryan, Jr.
Ashton J. Ryan, Jr.
President and Chief Executive Officer

Date: June 24, 2013	By:	/s/ Mary Beth Verdigets
Mary Beth Verdigets
Executive Vice President and Chief Financial Officer