Form 10-Q
period 2013-06-30
First NBC Bank Holding Co
filed 2013-08-14
CIK 1496631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 1, 2013, the registrant had 17,859,692 shares of common stock, par value $1.00 per share, outstanding.

FIRST NBC BANK HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	(Unaudited) June 30, 2013	December 31, 2012
Assets
Cash and due from banks	$46,372	$26,471
Short-term investments	116,266	9,541
Investment securities available for sale, at fair value	540,941	486,399
Mortgage loans held for sale	13,589	25,860
Loans, net of allowance for loan losses of $27,748 and $26,977, respectively	2,066,445	1,895,240
Bank premises and equipment, net	49,497	47,067
Accrued interest receivable	9,950	8,728
Goodwill and other intangible assets	8,558	8,682
Investment in real estate properties	8,355	6,935
Investment in tax credit entities	79,308	67,393
Cash surrender value of bank-owned life insurance	25,856	25,506
Other real estate	6,364	8,632
Deferred tax asset	35,441	16,589
Receivables from sales of investments	—	16,909
Other assets	20,453	20,915

Total assets	$3,027,395	$2,670,867

Liabilities and equity
Deposits:
Noninterest-bearing	$250,623	$239,538
Interest-bearing	2,262,974	2,028,990

Total deposits	2,513,597	2,268,528
Short-term borrowings	—	21,800
Repurchase agreements	72,954	36,287
Long-term borrowings	55,220	75,220
Derivative instruments	54	6,854
Accrued interest payable	6,233	5,557
Other liabilities	16,247	8,519

Total liabilities	2,664,305	2,422,765
Shareholders’ equity:
Preferred stock
Convertible preferred stock Series C – no par value; 1,680,219 shares authorized; 916,841 shares issued and outstanding at June 30, 2013 and December 31, 2012	11,231	11,231
Preferred stock Series D – no par value; 37,935 shares authorized, issued and outstanding at June 30, 2013 and December 31, 2012	37,935	37,935
Common stock- par value $1 per share; 20,000,000 shares authorized; 17,859,692 shares issued and outstanding at June 30, 2013 and 13,052,583 shares issued and outstanding at December 31, 2012	17,860	13,052
Additional paid-in capital	229,243	128,984
Accumulated earnings	76,526	59,825
Accumulated other comprehensive loss, net	(9,706)	(2,926)

Total shareholders’ equity	363,089	248,101
Noncontrolling interest	1	1

Total equity	363,090	248,102

Total liabilities and equity	$3,027,395	$2,670,867

See accompanying notes.

FIRST NBC BANK HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except per share data)	2013	2012	2013	2012
Interest income:
Loans, including fees	$26,356	$23,558	$52,551	$47,037
Investment securities	2,619	2,185	4,987	4,029
Short-term investments	59	38	76	70

	29,034	25,781	57,614	51,136
Interest expense:
Deposits	8,869	7,258	17,062	14,108
Borrowings and securities sold under repurchase agreements	910	484	1,611	972

	9,779	7,742	18,673	15,080

Net interest income	19,255	18,039	38,941	36,056
Provision for loan losses	2,400	1,800	5,000	4,435

Net interest income after provision for loan losses	16,855	16,239	33,941	31,621

Noninterest income:
Service charges on deposit accounts	462	639	960	1,385
Investment securities gain, net	—	1,757	306	1,757
Gain (loss) on other assests sold, net	(15)	240	130	240
Gain (loss) on fixed assets, net	(1)	(4)	7	(4)
Gain on sale of loans, net	55	67	278	603
Cash surrender value income on bank-owned life insurance	172	190	350	380
Gains on sales of state tax credits	335	296	790	719
Certified Development Entity fees earned	975	—	1,328	240
ATM fee income	474	400	913	841
Other	281	383	492	660

	2,738	3,968	5,554	6,821

Noninterest expense:
Salaries and employee benefits	5,014	4,556	10,621	10,331
Occupancy and equipment expenses	2,437	2,470	4,965	4,793
Professional fees	1,577	934	2,993	1,917
Taxes, licenses and FDIC assessments	793	806	1,851	1,573
Tax credit investment amortization	2,104	1,272	3,891	2,462
Write-down of other real estate	61	50	102	229
Data processing	1,068	1,191	2,116	2,117
Advertising and marketing	512	513	969	1,000
Other	1,619	2,071	3,307	3,179

	15,185	13,863	30,815	27,601

Income before income taxes	4,408	6,344	8,680	10,841
Income tax benefit	(4,198)	(2,952)	(8,211)	(4,878)

Net income	8,606	9,296	16,891	15,719
Less net income attributable to noncontrolling interests	—	—	—	(118)

Net income attributable to Bank	8,606	9,296	16,891	15,601
Less preferred stock dividends	(95)	(94)	(190)	(189)

Income available to common shareholders	$8,511	$9,202	$16,701	$15,412

Earnings per common share – basic	$0.51	$0.66	$1.09	$1.11

Earnings per common share – diluted	$0.49	$0.65	$1.06	$1.09

See accompanying notes.

FIRST NBC BANK HOLDING COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Net income	$8,606	$9,296	$16,891	$15,719
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments, accounted for as cash flow hedges, net of taxes (benefit) of $1,976, ($2,045), $2,379 and ($2,045), respectively	3,669	(3,800)	4,419	(3,800)
Unrealized (loss) gains on investment securities, net of taxes (benefit) of ($5,193), $777, ($5,923) and $1,179, respectively	(9,645)	1,410	(11,001)	2,190
Reclassification adjustment for (gains) losses included in net income, net of taxes of $0, $615, $107 and $615, respectively	—	(1,142)	(198)	(1,142)

Other comprehensive income (loss), net of taxes	(5,976)	(3,532)	(6,780)	(2,752)

Comprehensive income	2,630	5,764	10,111	12,967

Comprehensive income attributable to noncontrolling interests	—	—	—	(118)
Comprehensive income attributable to preferred shareholders	(95)	(94)	(190)	(189)

Comprehensive income available to common shareholders	$2,535	$5,670	$9,921	$12,660

See accompanying notes.

FIRST NBC BANK HOLDING COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands)	Preferred Stock Series C	Preferred Stock Series D	Common Stock	Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2011(1)	$20,582	$37,935	$12,153	$118,010	$31,395	$1,795	$221,870	$1,646	$223,516
Net income	—	—	—	—	15,601	—	15,601	—	15,601
Other comprehensive income	—	—	—	—	—	(2,752)	(2,752)	—	(2,752)
Restricted stock and share-based compensation	—	—	20	508	—	—	528	—	528
Issuance of common stock	—	—	116	1,304	—	—	1,420	—	1,420
Conversion of preferred stock to common stock	(9,351)	—	763	8,588	—	—	—	—	—
Preferred stock dividends and discount accretion	—	—	—	—	(189)	—	(189)	—	(189)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—

Balance, June 30, 2012	$11,231	$37,935	$13,052	$128,410	$46,807	$(957)	$236,478	$1,646	$238,124

Balance, December 31, 2012(1)	$11,231	$37,935	$13,052	$128,984	$59,825	$(2,926)	$248,101	$1	$248,102
Net income	—	—	—	—	16,891	—	16,891	—	16,891
Other comprehensive income	—	—	—	—	—	(6,780)	(6,780)	—	(6,780)
Restricted stock and share-based compensation	—	—	—	567	—	—	567	—	567
Issuance of common stock, net of direct cost of $10,716	—	—	4,808	99,692	—	—	104,500	—	104,500
Preferred stock dividends	—	—	—	—	(190)	—	(190)	—	(190)

Balance, June 30, 2013	$11,231	$37,935	$17,860	$229,243	$76,526	$(9,706)	$363,089	$1	$363,090

(1)	Balances as of December 31, 2011 and December 31, 2012 are audited.

See accompanying notes.

FIRST NBC BANK HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(In thousands)	2013	2012
Operating activities
Net income	$16,891	$15,719
Adjustments to reconcile net income to net cash provided by operating activities:
Noncontrolling interest	—	(118)
Deferred tax benefit	(8,211)	(4,878)
Amortization of tax credit investments	3,891	2,462
Net discount accretion or premium amortization	1,654	1,604
Gain on sale of investment securities	(306)	(1,757)
Gain on assets	(130)	(240)
Write-down of other real estate owned	102	229
(Gain) loss on sale of fixed assets	(7)	4
Proceeds from sale of mortgage loans held for sale	51,304	20,814
Mortgage loans originated and held for sale	(39,033)	(39,653)
Gain on sale of loans	(278)	(603)
Gain on sale of tax credits	(790)	(719)
Provision for loan losses	5,000	4,435
Depreciation and amortization	1,465	1,314
Share-based and other compensation expense	567	528
Increase in cash surrender value of bank-owned life insurance	(350)	(380)
Decrease in receivables from sales of investments	16,909	—
Changes in operating assets and liabilities:
Change in other assets	(103)	(7,437)
Change in accrued interest receivable	(1,222)	(175)
Change in accrued interest payable	676	426
Change in other liabilities	7,728	5,386

Net cash provided by (used in) operating activities	55,757	(3,039)
Investing activities
Purchases of available-for-sale investment securities	(187,750)	(121,582)
Proceeds from sales of available-for-sale investment securities	37,385	42,795
Proceeds from maturities, prepayments, and calls of available-for-sale investment securities	77,354	72,851
Reimbursement of investment in tax credit entities	262	1,726
Purchases of investments in tax credit entities	(16,068)	(339)
Loans originated, net of repayments	(180,783)	(86,102)
Proceeds from sale of bank premises and equipment	175	605
Purchases of bank premises and equipment	(3,937)	(15,528)
Proceeds from disposition of real estate owned	758	—

Net cash used in investing activities	(272,604)	(105,574)

FIRST NBC BANK HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), Continued

	Six Months Ended June 30,
(In thousands)	2013	2012
Financing activities
Net change in repurchase agreements	$36,667	$9,686
Repayment of borrowings	(41,800)	(1,515)
Net increase in deposits	244,296	179,856
Proceeds from sale of common stock, net of offering costs	104,500	1,420
Dividends paid	(190)	(189)

Net cash provided by financing activities	343,473	189,258

Net change in cash, due from banks, and short-term investments	126,626	79,745
Cash, due from banks, and short-term investments at beginning of period	36,012	67,371

Cash, due from banks, and short-term investments at end of period	$162,638	$147,116

See accompanying notes.

FIRST NBC BANK HOLDING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of First NBC Bank Holding Company (Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the six-month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Company’s audited financial statements, including the notes thereto, for the year ended December 31, 2012, which were filed with the Securities and Exchange Commission (SEC) as part of the Company’s Registration Statement on Form S-1, dated April 8, 2013.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and First NBC Bank, and First NBC Bank’s wholly owned subsidiaries, which include First NBC Community Development, LLC (FNBC CDC) and First NBC Community Development Fund, LLC (FNBC CDE) (collectively referred to as the Bank). FNBC CDC is a Community Development Corporation formed to construct, purchase, and renovate affordable residential real estate properties in the New Orleans area. FNBC CDE is a Certified Development Entity (CDE) formed to apply for and receive allocations of New Markets tax credits (NMTC).

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

Recent Accounting Pronouncements

ASU No. 2011-11

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 provides new accounting guidance that eliminates offsetting of financial instruments disclosure differences between GAAP and IFRS. ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, clarifies the scope of ASU No. 2011-11. New disclosures will be required for recognized financial instruments, such as derivatives, repurchase agreements, and reverse repurchase agreements, that are either: (a) offset on the balance sheet in accordance with the FASB’s offsetting guidance, or (b) subject to an enforceable master netting arrangement or similar agreement, regardless of whether they are offset in accordance with the FASB’s offsetting guidance. The objective of the new disclosure requirements is to enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. This amended guidance will be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of this guidance, which involves disclosure only, will not impact the Company’s results of operations or financial position. The Company currently does not net its financial instruments on its balance sheets.

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

2. Earnings Per Share

The following sets forth the computation of basic net income per common share and diluted net income per common share:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except per share data)	2013	2012	2013	2012
Basic: Net income available to common shareholders	$8,511	$9,202	$16,701	$15,412
Less: Net income attributable to participating securities (Series C preferred stock)	455	632	994	1,154

Net income attributable to common shareholders	$8,056	$8,570	$15,707	$14,258

Weighted-average common shares outstanding	15,912,118	13,026,749	14,482,871	12,874,154

Basic earnings per share	$0.51	$0.66	$1.09	$1.11

Diluted: Net income attributable to common shareholders	$8,056	$8,570	$15,707	$14,258

Weighted-average common shares outstanding	15,912,118	13,026,749	14,482,871	12,874,154
Effect of dilutive securities:
Stock options outstanding	346,431	86,253	266,908	103,459
Restricted stock grants	—	—	—	—
Warrants	87,597	45,087	71,902	50,739

Weighted-average common shares outstanding – assuming dilution	16,346,146	13,158,089	14,821,681	13,028,352

Diluted earnings per share	$0.49	$0.65	$1.06	$1.09

For the six month period ended June 30, 2013 and June 30, 2012, and the three month period ended June 30, 2012, the calculations of diluted earnings per share outstanding exclude the effect from the assumed exercise of 87,059 shares of warrants outstanding, respectively. This amount would have had an antidilutive effect on earnings per share.

3. Investment Securities

The amortized cost and market values of investment securities, with gross unrealized gains and losses, as of June 30, 2013 and December 31, 2012, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Market Value
			Less Than One Year	Greater Than One Year
June 30, 2013
Available for sale:
U.S. government agency securities	$140,792	$15	$(8,126)	$—	$132,681
U.S. Treasury securities	13,024	—	(662)	—	12,362
Municipal securities	67,697	213	(1,321)	—	66,589
Mortgage-backed securities	124,035	424	(4,267)	—	120,192
Corporate bonds	33,403	3	(1,156)	—	32,250
Other securities	176,867	—	—	—	176,867

	$555,818	$655	$(15,532)	$—	$540,941

December 31, 2012
Available for sale:
U.S. government agency securities	$128,665	$83	$(1)	$—	$128,747
U.S. Treasury securities	10,040	5	—	—	10,045
Municipal securities	61,907	884	(44)	—	62,747
Mortgage-backed securities	152,481	1,615	(254)	—	153,842
Corporate bonds	49,912	410	(348)	—	49,974
Other securities	81,044	—	—	—	81,044

	$484,049	$2,997	$(647)	$—	$486,399

Included in other securities are short-term trade receivables purchased on an exchange, which are covered by a repurchase agreement from the seller of the receivables, if not paid within a specified period.

As of June 30, 2013, the Company had 79 securities that were in a loss position. The unrealized losses for each of the 79 securities relate to market interest rate changes. The Company has considered the current market for the securities in a loss position, as well as the severity and duration of the impairments, and expects that the value will recover. As of June 30, 2013, management does not intend to sell these investments until the fair value exceeds amortized cost and it is not more likely than not the Company will be required to sell debt securities before the anticipated recovery of the amortized cost basis of the security; thus, the impairment is determined not to be other-than-temporary.

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

The amortized cost and estimated market values by contractual maturity of investment securities as of June 30, 2013 and December 31, 2012 are shown in the following table (in thousands):

	June 30, 2013		December 31, 2012
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
Due in one year or less	$215,049	$214,931	$200,701	$200,797
Due after one year through five years	92,693	91,097	106,676	108,349
Due after five years through ten years	200,805	191,107	130,396	130,958
Due after ten years	47,271	43,806	46,276	46,295

Total securities	$555,818	$540,941	$484,049	$486,399

Securities with estimated market values of $198.4 million and $121.4 million at June 30, 2013 and December 31, 2012, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and long-term borrowings.

Proceeds from sales of securities for the six months ended June 30, 2013 and the year ended December 31, 2012 were $37.4 million and $125.4 million, respectively. Gross gains of $0.5 million and $4.3 million were realized on these sales for the six months ended June 30, 2013 and year ended December 31, 2012, respectively. There were gross losses of $0.2 million for the six months ended June 30, 2013 and there were no gross losses for the year ended December 31, 2012.

4. Loans

Major classifications of loans at June 30, 2013 and December 31, 2012 were as follows (in thousands):

	June 30, 2013	December 31, 2012
Commercial real estate loans:
Construction	$169,588	$159,999
Mortgage(1)	1,066,603	983,164

	1,236,191	1,143,163
Consumer real estate loans:
Construction	10,939	7,738
Mortgage	106,270	102,699

	117,209	110,437
Commercial and industrial loans	694,446	622,105
Loans to individuals, excluding real estate	17,136	14,000
Nonaccrual loans	15,857	21,083
Other loans	13,354	11,429

	2,094,193	1,922,217
Less allowance for loan losses	(27,748)	(26,977)

Loans, net	$2,066,445	1,895,240

(1)	Included in commercial real estate loans, mortgage, are owner-occupied real estate loans.

A summary of changes in the allowance for loan losses (ALL) during the six months ended June 30, 2013 and June 30, 2012 is as follows (in thousands):

	June 30, 2013	June 30, 2012
Balance, beginning of period	$26,977	$18,122
Provision charged to operations	5,000	4,435
Charge-offs	(4,316)	(755)
Recoveries	87	66

Balance, end of period	$27,748	$21,868

The allowance for loan losses and recorded investment in loans, including loans acquired with deteriorated credit quality as of the dates indicated are as follows (in thousands):

	June 30, 2013
	Construction	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Other Consumer	Total
Allowance for loan losses:
Beginning balance	$2,004	$10,716	$2,450	$11,675	$132	$26,977
Charge-offs	—	(135)	(24)	(4,014)	(143)	(4,316)
Recoveries	—	11	—	56	20	87
Provision	552	2,290	442	1,505	211	5,000

Ending balance	$2,556	$12,882	$2,868	$9,222	$220	$27,748

Ending balances:
Individually evaluated for impairment	$200	$1,353	$566	$952	$—	$3,071

Collectively evaluated for impairment	$2,356	$11,529	$2,302	$8,270	$220	$24,677

Loans receivable:
Ending balance-total	$182,577	$1,075,276	$108,712	$710,478	$17,150	$2,094,193

Ending balances:
Individually evaluated for impairment	$803	$7,222	$2,922	$2,932	$—	$13,879

Collectively evaluated for impairment	$181,774	$1,068,054	$105,790	$707,546	$17,150	$2,080,314

	December 31, 2012
	Construction	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Other Consumer	Total
Allowance for loan losses:
Beginning balance	$722	$9,871	$1,519	$5,928	$82	$18,122
Charge-offs	—	(1,262)	(59)	(1,068)	(172)	(2,561)
Recoveries	16	132	22	153	58	381
Provision	1,266	1,975	968	6,662	164	11,035

Ending balance	$2,004	$10,716	$2,450	$11,675	$132	$26,977

Ending balances:
Individually evaluated for impairment	$176	$951	$362	$5,453	$—	$6,942

Collectively evaluated for impairment	$1,828	$9,765	$2,088	$6,222	$132	$20,035

Loans receivable:
Ending balance-total	$168,544	$988,994	$103,516	$647,090	$14,073	$1,922,217

Ending balances:
Individually evaluated for impairment	$799	$5,203	$1,178	$14,133	$—	$21,313

Collectively evaluated for impairment	$167,745	$983,791	$102,338	$632,957	$14,073	$1,900,904

Credit quality indicators on the Company’s loan portfolio, including loans acquired with deteriorated credit quality, as of the dates indicated were as follows (in thousands):

	June 30, 2013
	Pass and Pass/Watch	Special Mention	Substandard	Doubtful	Total
Construction	$160,470	$3,104	$19,003	$—	$182,577
Commercial real estate	1,032,581	1,664	41,031	—	1,075,276
Consumer real estate	104,529	742	3,441	—	108,712
Commecial and industrial	703,527	17	6,934	—	710,478
Other consumer	17,015	8	127	—	17,150

Total loans	$2,018,122	$5,535	$70,536	$—	$2,094,193

	December 31, 2012
	Pass and Pass/Watch	Special Mention	Substandard	Doubtful	Total
Construction	$146,748	$3,258	$18,538	$—	$168,544
Commercial real estate	962,694	1,698	24,602	—	988,994
Consumer real estate	101,334	751	1,431	—	103,516
Commecial and industrial	620,851	18	14,984	11,237	647,090
Other consumer	13,859	13	201	—	14,073

Total loans	$1,845,486	$5,738	$59,756	$11,237	$1,922,217

The above classifications follow regulatory guidelines and can generally be described as follows:

•	Pass and pass/watch loans are of satisfactory quality.

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

•	Doubtful loans have specific weaknesses that are severe enough to make collection or liquidation in full highly questionable and improbable.

Age analysis of past due loans, including loans acquired with deteriorated credit quality, as of the dates indicated were as follows (in thousands):

	June 30, 2013
	Greater Than 30 and Fewer Than 90 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
Construction	$24	$2,050	$2,074	$180,503	$182,577
Commercial real estate	2,287	5,576	7,863	1,067,413	1,075,276
Consumer real estate	1,081	2,235	3,316	105,396	108,712

Total real estate loans	3,392	9,861	13,253	1,353,312	1,366,565

Other loans:
Commercial and industrial	819	1,181	2,000	708,478	710,478
Other consumer	311	14	325	16,825	17,150

Total other loans	1,130	1,195	2,325	725,303	727,628

Total loans	$4,522	$11,056	$15,578	$2,078,615	$2,094,193

	December 31, 2012
	Greater Than 30 and Fewer Than 90 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
Construction	$—	$751	$751	$167,793	$168,544
Commercial real estate	960	5,914	6,874	982,120	988,994
Consumer real estate	483	651	1,134	102,382	103,516

Total real estate loans	1,443	7,316	8,759	1,252,295	1,261,054
Other loans:
Commercial and industrial	671	2197	2,868	644,222	647,090
Other consumer	25	54	79	13,994	14,073

Total other loans	696	2,251	2,947	658,216	661,163

Total loans	$2,139	$9,567	$11,706	$1,910,511	$1,922,217

The following is a summary of information pertaining to impaired loans, which consist primarily of nonaccrual loans, excluding loans acquired with deteriorated credit quality, as of the periods indicated (in thousands):

	June 30, 2013
	Recorded Investment	Contractual Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction	$48	$48	$—	$48	$1
Commercial real estate	2,042	2,042	—	1,953	65
Consumer real estate	1,848	1,848	—	1,191	7
Commercial and industrial	1,169	1,169	—	1,011	30
Other consumer	—	—	—	—	—

Total	$5,107	$5,107	$—	$4,203	$103

With an allowance recorded:
Construction	$755	$755	$200	$753	$—
Commercial real estate	5,180	5,180	1,353	4,259	211
Consumer real estate	1,074	1,074	566	859	2
Commercial and industrial	1,763	1,763	952	7,522	43
Other consumer	—	—	—	—	—

Total	$8,772	$8,772	$3,071	$13,393	$256

Total impaired loans:
Construction	$803	$803	$200	$801	$1
Commercial real estate	7,222	7,222	1,353	6,212	276
Consumer real estate	2,922	2,922	566	2,050	9
Commercial and industrial	2,932	2,932	952	8,533	73
Other consumer	—	—	—	—	—

Total	$13,879	$13,879	$3,071	$17,596	$359

	December 31, 2012
	Recorded Investment	Contractual Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction	$48	$48	$—	$1,146	$3
Commercial real estate	1,864	1,984	—	2,478	30
Consumer real estate	534	534	—	639	2
Commercial and industrial	854	874	—	1,030	54
Other consumer	—	—	—	—	—

Total	$3,300	$3,440	$—	$5,293	$89

With an allowance recorded:
Construction	$751	$751	$176	$376	$14
Commercial real estate	3,339	3,367	548	1,855	47
Consumer real estate	644	644	765	819	9
Commercial and industrial	13,279	13,280	5,453	6,781	389
Other consumer	—	—	—	—	—

Total	$18,013	$18,042	$6,942	$9,831	$459

Total impaired loans:
Construction	$799	$799	$176	$1,522	$17
Commercial real estate	5,203	5,351	548	4,333	77
Consumer real estate	1,178	1,178	765	1,458	11
Commercial and industrial	14,133	14,154	5,453	7,811	443
Other consumer	—	—	—	—	—

Total	$21,313	$21,482	$6,942	$15,124	$548

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

As of June 30, 2013 and December 31, 2012, there were no loans past due 90 days or more that were still accruing interest.

The following is a summary of information pertaining to nonaccrual loans as of the periods indicated is as follows (in thousands):

	June 30, 2013	December 31, 2012
Nonaccrual loans:
Construction	$2,050	$806
Commercial real estate	8,673	5,831
Consumer real estate	2,443	818
Commercial and industrial	2,678	13,556
Other consumer	13	72

	$15,857	$21,083

As of June 30, 2013 and December 31, 2012, the average recorded investment in nonaccrual loans was $9.5 million and $8.2 million, respectively. The amount of interest income that would have been recognized on nonaccrual loans based on contractual terms was $0.5 million and $0.4 million at June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired.

ASC 310-30 Loans

The Company acquired certain loans from the Federal Deposit Insurance Corporation, as receiver for Central Progressive Bank, that are subject to ASC 310-30. ASC 310-30 provides recognition, measurement, and disclosure requirements for acquired loans that have evidence of deterioration of credit quality since origination for which it is probable, at acquisition, that the Company will be unable to collect all contractual amounts owed. The Company’s allowance for loan losses for all acquired loans subject to ASC 310-30 would reflect only those losses incurred after acquisition.

The following is a summary of changes in the accretable yields of acquired loans as of the periods indicated as follows (in thousands):

	June 30, 2013	June 30, 2012
Balance, beginning of period	$628	$1,374
Acquisition	—	—
Net transfers from nonaccretable difference to accretable yield	45	—
Accretion	(323)	(600)

Balance, end of period	$350	$774

Information about the Company’s troubled debt restructurings (“TDRs”) as of June 30, 2013 and June 30, 2012, is presented in the following tables (in thousands).

	Current	Greater Than 30 Days Past Due	Nonaccrual TDRs	Total Loans
As of June 30, 2013
Real estate loans:
Construction	$47	$—	$—	$47
Commercial real estate	275	—	101	376
Consumer real estate	636	—	141	777

Total real estate loans	958	—	242	1,200
Other loans:
Commercial and industrial	361	—	—	361
Other consumer	—	—	—	—

Total other loans	361	—	—	361

Total loans	$1,319	$—	$242	$1,561

As of June 30, 2012
Real estate loans:
Construction	$48	$—	$—	$48
Commercial real estate	992	—	—	992
Consumer real estate	34	—	—	34

Total real estate loans	1,074	—	—	1,074
Other loans:
Commercial and industrial	408	—	—	408
Other consumer	—	—	—	—

Total other loans	408	—	—	408

Total loans	$1,482	$—	$—	$1,482

The following table provides information on how the TDRs were modified during the six months ended June 30, 2013 and June 30, 2012 (in thousands):

	June 30, 2013	June 30, 2012
Maturity and interest rate adjustment	$—	$—
Movement to or extension of interest rate-only payments	1,190	1,061
Other concession(s)(1)	371	421

Total	$1,561	$1,482

(1)	Other concessions include concessions or a combination of concessions, other than maturity extensions and interest rate adjustments.

A summary of information pertaining to modified terms of loans, as of the dates indicated, is as follows:

	As of June 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled debt restructing:
Construction	1	$47	$47
Commercial real estate	3	376	376
Consumer real estate	3	777	777
Commercial and industrial	1	361	361
Other consumer	—	—	—

	8	$1,561	$1,561

	As of June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled debt restructing:
Construction	1	$48	$48
Commercial real estate	2	992	992
Consumer real estate	1	34	34
Commercial and industrial	1	408	408
Other consumer	—	—	—

	5	$1,482	$1,482

None of the performing TDRs defaulted subsequent to the restructuring through the date the financial statements were available to be issued.

As of June 30, 2013 and 2012, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired or as a TDR.

5. Investments in Tax Credit Entities

NMTC

Investment in Bank Owned CDE

In April 2013, FNBC CDE was selected to receive an allocation of New Market Tax Credits (NMTC), totaling $50 million, which is expected to generate $19.5 million in tax credits. During 2012 and 2011, FNBC CDE received allocations of $40 million and $28 million, respectively, which are expected to generate $15.6 million and $10.9 million, respectively in tax credits. The NMTC program is administered by the Community Development Financial Institutions Fund of the U.S. Treasury and is aimed at stimulating economic and community development and job creation in low-income communities. The program provides federal tax credits to investors who make qualified equity investments (QEIs) in a CDE. The CDE is required to invest the proceeds of each QEI in projects located in or benefitting low-income communities, which are generally defined as those census tracts with poverty rates greater than 20% and/or median family incomes that are less than or equal to 80% of the area median family income.

The credit provided to the investor totals 39% of each QEI in a CDE and is claimed over a seven-year credit allowance period. In each of the first three years, the investor receives a credit equal to 5% of the total amount invested in the project. For each of the remaining four years, the investor receives a credit equal to 6% of the total amount invested in the project. The Company will be eligible to receive up to $46 million in tax credits over the seven-year credit allowance period, based on the period in which the QEI was made, for its QEI of $118 million. Through June 30, 2013, FNBC CDE has invested in allocations of $68 million, of which $18.9 million of the 2012 and 2011 awards was invested by the Company and $49.1 million was invested by lenders. These investments are expected to generate total NMTC of approximately $26.5 million, of which $4.5 million has been recognized by the Company through December 31, 2012, $3.4 million in tax benefits will be recognized from these investments during 2013 and $18.6 million remain available to be earned over six years beginning in 2014, subject to continuing compliance with applicable regulations. The NMTCs claimed by the Company, with respect to each QEI, remain subject to recapture over each QEI’s credit allowance period upon the occurrence of any of the following:

•	FNBC CDE does not invest substantially all (generally defined as 85%) of the QEI proceeds in qualified low income community investments;

•	FNBC CDE ceases to be a CDE; or

•	FNBC CDE redeems its QEI investment prior to the end of the current credit allowance period.

At June 30, 2013 and December 31, 2012, none of the above recapture events had occurred, nor, in the opinion of management, are such events anticipated to occur in the foreseeable future. As of June 30, 2013, FNBC CDE had total assets of $69.1 million, consisting of cash of $21.2 million, loans of $47.6 million and other assets of $0.3 million, with liabilities of $0.2 million and capital of $68.9 million.

Investments in Non-Bank Owned CDEs

The Company is also a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved NMTC projects that are CDEs and that are not associated with FNBC CDE. At June 30, 2013, the Company had $34.0 million invested in these partnerships, of which $15.6 million was reimbursed by an outside lender. These investments are expected to generate NMTC of approximately $60.6 million, of which $18.9 million had been recognized by the Company through December 31, 2012, $8.3 million is expected to be recognized during 2013 and $33.4 million is expected to be recognized in periods after 2013. Based on the structure of these transactions, the Company expects to recover its investment totaling $34 million solely through use of the tax credits that were generated by the investments. As such, these amounts will be amortized on a straight-line basis over the period over which the Company holds its investment (approximately seven years).

The Company also made loans unrelated to the generation and use of tax credits related to these real estate projects totaling $70.3 million and $64.1 million at June 30, 2013 and December 31, 2012, respectively. These loans are subject to the Company’s normal underwriting criteria and all loans were performing according to their contractual term at June 30, 2013.

Low-Income Housing Tax Credits

The Company is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved Low-Income Housing investment tax credit projects. At June 30, 2013 and December 31, 2012, the Company had $36.7 million and $25.3 million, respectively, invested in these partnerships which are expected to generate Low-Income Housing tax credits of approximately $51.4 million. Of that amount, $5.8 million had been recognized through December 31, 2012, $3.6 million is expected to be recognized during 2013 and $42.0 million is expected to be recognized in periods beginning in 2014. Based on the structure of these transactions, the Company expects to recover its remaining investments of $36.7 million at June 30, 2013, solely through use of the tax credits that were generated by the investments. As such, this amount will be amortized on a straight-line basis over the period for which the Company maintains its 99.9% interest in the property (approximately 15 years). The Company also made loans unrelated to the generation and use of tax credits related to these real estate projects totaling $42.2 million at June 30, 2013 and December 31, 2012. These loans are subject to the Company’s normal underwriting criteria and all loans were performing according to their contractual terms at June 30, 2013.

Federal Historic Rehabilitation Tax Credits

The Company is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved Federal Historic Rehabilitation tax credit projects. At June 30, 2013 and December 31, 2012, the Company had $8.5 million and $7.1 million, respectively invested in these partnerships. These investments are expected to generate Federal Historic Rehabilitation tax credits of $12.1 million. Of that amount, $7.3 million had been recognized through December 31, 2012, $2.0 million is expected to be recognized during 2013 and the remainder is expected to be recognized in 2014. The Company did not make any loans related to these real estate projects. Based on the structure of these transactions, the Company expects to recover its investments totaling $8.5 million at June 30, 2013 solely through use of the tax credits that were generated by the investments. As such, these amounts will be amortized on a straight-line basis over the period during which the Company retains its 99.9% interest in the property (approximately 10 years).

6. Long-Term Borrowings

The following is a summary of long-term borrowings at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
FNBB	$220	$220
Credit Suisse Securities (USA) LLC	55,000	55,000
Comerica	—	20,000

Total long-term borrowings	$55,220	$75,220

During June 2013, the long-term borrowing with Comerica Bank was repaid.

7. Derivative - Interest Rate Swap Agreement

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

For the six months ended June 30, 2013 and the year ended December 31, 2012, the Company has not reclassified into earnings any gain or loss as a result of the discontinuance of cash flow hedges because it was probable the original forecasted transaction would not occur by the end of the originally specified term.

At June 30, 2013, no amount of the derivative will mature within the next 12 months. The Company does not expect to reclassify any amount from accumulated other comprehensive income into interest income over the next 12 months for derivatives that will be settled.

At June 30, 2013, and for the six months then ended, a gain of $4.4 million (net of income taxes) has been recognized in other comprehensive income. For the year ended December 31, 2012, a loss of $4.5 million (net of income taxes) has been recognized in other comprehensive income. The fair value of the derivative liability of $54,000 and $6.9 million as of June 30, 2013 and December 31, 2012, respectively has been recognized in derivative instruments in the accompanying consolidated balance sheets. No amounts of gains or losses have been reclassified from accumulated comprehensive income nor have any amounts of gains or losses been recognized due to ineffectiveness of a portion of the derivative.

Pursuant to the interest rate swap agreement, the Company pledged collateral to the counterparties in the form of investment securities totaling $13.0 million (with a fair value at June 30, 2013 of $12.6 million), which has been presented gross in the Company’s balance sheet. There was no collateral posted from the counterparties to the Company as of June 30, 2013.

8. Income Taxes

The income tax benefit on the income from operations for the six months ended June 30, 2013 and 2012, was as follows (in thousands):

	June 30, 2013	June 30, 2012
Current tax benefit	$—	$—
Deferred tax benefit	(8,211)	(4,878)

Total tax benefit	$(8,211)	$(4,878)

The amount of taxes in the accompanying consolidated statements of income is different from the expected amount using statutory federal income tax rates primarily due to the effect of various tax credits. As discussed in Note 5, the Company earns NMTC, Federal Historic Rehabilitation, and Low-Income Housing tax credits, which reduce the Company’s federal income tax liability or create a carryforward as applicable. The Company is also required to reduce its tax basis of the investment in certain of the projects that generated the NMTC or Federal Historic Rehabilitation tax credits by the amount of the credit generated in that year. In the opinion of management, no valuation allowance was required for the net deferred tax assets at June 30, 2013 as the amounts will more likely than not be realized as reductions of future taxable income or by utilizing available tax planning strategies.

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

The following is a summary of the total notional amount of loan commitments and standby letters of credit outstanding at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Standby letters of credit	$92,366	$92,274
Unused loan commitments	313,017	256,294

	$405,383	$348,568

10. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income and changes in those components are presented in the following table (in thousands).

	Cash Flow Hedge	Available- for-sale securities	Total
Balance at January 1, 2013	$(6,854)	$3,928	$(2,926)

Other comprehensive income before income taxes:
Net change in unrealized gain (loss)	6,798	(16,924)	(10,126)
Reclassification of net gains realized and included in earnings	—	(305)	(305)
Income tax expense (benefit)	2,379	(6,030)	(3,651)

Balance at June 30, 2013	$(2,435)	$(7,271)	$(9,706)

Balance at January 1, 2012	$—	$1,795	$1,795

Other comprehensive income before income taxes:
Net change in unrealized gain (loss)	(5,845)	3,369	(2,476)
Reclassification of net gains realized and included in earnings	—	(1,757)	(1,757)
Income tax expense (benefit)	(2,045)	564	(1,481)

Balance at June 30, 2012	$(3,800)	$2,843	$(957)

11. Fair Value of Financial Instruments

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

Securities are classified within Level 1 when quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using pricing models or quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Examples include certain available-for-sale securities. The Company’s investment portfolio did not include Level 3 securities as of June 30, 2013 and December 31, 2012.

The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy, based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

		June 30, 2013
		Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities	$540,941	$—	$540,941	$—

Liabilities
Derivative instruments	$54	$—	$54	$—

		December 31, 2012
		Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities	$486,399	$—	$486,399	$—

Liabilities
Derivative instruments	$6,854	$—	$6,854	$—

The Company has segregated all financial assets and liabilities that are measured at fair value on a nonrecurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands).

		June 30, 2013
		Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Loans	$4,242	$—	$—	$4,242
OREO	1,299	—	—	1,299

	$5,541	$—	$—	$5,541

		December 31, 2012
		Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Loans	$21,313	$—	$—	$21,313
OREO	5,434	—	—	5,434

	$26,747	$—	$—	$26,747

In accordance with ASC Topic 310, the Company records loans and other real estate considered impaired at the lower of cost or fair value. Impaired loans, recorded at fair value, are Level 3 assets measured using appraisals from external parties of the collateral, less any prior liens primarily using the market or income approach.

The Company did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis during the six months ended June 30, 2013.

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

The estimated fair values of the Company’s financial instruments were as follows as of the dates indicated (in thousands):

	Fair Value Measurements at June 30, 2013
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$46,372	$46,372	$46,372	$—	$—
Short-term investments	116,266	116,266	116,266	—	—
Investment securities available for sale	540,941	540,941	—	540,941	—
Loans and loans held for sale	2,107,782	2,093,912	—	—	2,093,912
Cash surrender value of bank-owned life insurance	25,856	25,856	—	25,856	—
Financial Liabilities:
Deposits, noninterest-bearing	250,623	250,623	—	250,623	—
Deposits, interest-bearing	2,262,974	2,225,968	—	—	2,225,968
Short-term borrowings and repurchase agreements	72,954	72,954	—	72,954	—
Long-term borrowings	55,220	57,196	—	—	57,196
Derivative instruments	54	54	—	54	—

	Fair Value Measurements at December 31, 2012
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$43,380	$43,380	$43,380	$—	$—
Short-term investments	9,541	9,541	9,541	—	—
Investment securities available for sale	486,399	486,399	—	486,399	—
Loans and loans held for sale	1,948,077	1,939,622	—	—	1,939,622
Cash surrender value of bank-owned life insurance	25,506	25,506	—	25,506	—
Financial Liabilities:
Deposits, noninterest-bearing	239,538	239,538	—	239,538	—
Deposits, interest-bearing	2,028,990	2,033,696	—	—	2,033,696
Short-term borrowings and repurchase agreements	58,087	58,087	—	58,087	—
Long-term borrowings	75,220	77,566	—	—	77,566
Derivative instruments	6,854	6,854	—	6,854	—

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of First NBC Bank Holding Company and its wholly owned subsidiary, First NBC Bank, as of June 30, 2013 and December 31, 2012 and for the six months ended June 30, 2013 and June 30, 2012. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements, accompanying the footnotes and supplemental data included herein.

To the extent that statements in this Form 10-Q relate to future plans, objectives, financial results or performance of the Company, these statements are deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, which are based on management’s current information, estimates and assumptions and the current economic environment, are generally identified by the use of words such as “plan,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions, or by future or conditional terms such as “will,” “would,” “should,” “could,” “may,” “likely,” “probably,” or “possibly”. The Company’s actual strategies and results in future periods may differ materially from those currently expected due to various risks and uncertainties.

Forward-looking statements are not historical facts and may be affected by numerous factors, many of which are uncertain and beyond the Company’s control. Factors that may cause actual results to differ materially from these forward-looking statements are discussed in the Company’s Registration Statement on Form S-1, dated April 8, 2013, filed with the Securities and Exchange Commission (“SEC”) and in the risk factors discussed in Part II, Item 1A of this report. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

EXECUTIVE OVERVIEW

The Company is a bank holding company, which operates through one segment, community banking, and offers a broad range of financial services to businesses, institutions, and individuals in southeastern Louisiana and the Mississippi Gulf Coast. The Company generates most of its revenue from interest on loans and investments, service charges, and gains on the sale of loans and securities. The Company’s primary source of funding for its loans is deposits. The largest expenses are interest on these deposits and salaries and related employee benefits. The Company measures its performance through its net interest margin, return on average assets and return on average common equity, while maintaining appropriate regulatory leverage and risk-based capital ratios.

During the six months ended June 30, 2013, the Company’s income available to common shareholders totaled $16.7 million, an increase of $1.3 million, or 8.4%, compared to the six months ended June 30, 2012. Diluted earnings per share for the six months ended June 30, 2012 were $1.06, a decrease of $0.03, or 2.8%, compared to the six months ended June 30, 2012. During the second quarter of 2013, the Company’s income available to common shareholders totaled $8.5 million, a decrease of $0.7 million, or 7.5%, compared to second quarter of 2012. Diluted earnings per share for the second quarter of 2013 were $0.49, a decrease of $0.16, or 24.6%, compared to second quarter of 2012. The Company’s operating results for the three and six months ended June 30, 2012 were affected by $1.8 million of securities gains taken during the second quarter of 2012. Before securities gains, income available to common shareholders for the second quarter of 2013 totaled $8.5 million, compared to $7.4 million, an increase of $1.1 million, or 14.3%, and $16.4 million, compared to $13.6 million, an increase of $2.7 million, or 20.0%, for the six months ended June 30, 2013 and June 30, 2012, respectively. The 2013 earnings per share amounts were affected by the Company’s initial public offering, which closed on May 15, 2013, in which it issued 4,791,667 shares at a price of $24.00 per share. The issuance of the new shares, the proceeds of which are expected to support the Company’s continued asset and earnings growth, caused the reduction in earnings per share from the comparable periods of 2012 while not yet impacting the Company’s earnings.

Key components of the Company’s performance during the first six months of 2013 are summarized below.

•	The Company completed an initial public offering of 4,791,667 shares of its common stock during the quarter ended June 30, 2013, generating gross proceeds of $115.0 million to support future growth.

•	Total assets at June 30, 2013 were $3.0 billion, an increase of $356.5 million, or 13.4%, from December 31, 2012.

•

Total loans at June 30, 2013 were $2.1 billion, an increase of $172.0 million, or 9.0%, from December 31, 2012. The increase in loans was primarily due to increases of $86.3 million, or 8.7%, in commercial real estate loans and $61.5 million, or 9.7%, in commercial loans from December 31, 2012.

•

Total deposits increased $245.1 million, or 10.8%, from December 31, 2012. The increase was due primarily to increases in NOW deposits of $130.7 million, or 30.0%, and certificates of deposit of $116.4 million, or 10.3%, from December 31, 2012.

•

Shareholders’ equity increased $115.0 million, or 46.4%, to $363.1 million at December 31, 2012. The increase was primarily attributable to the results of the Company’s initial public offering and retained earnings over the period.

•

Interest income increased $3.3 million, or 12.6%, in the second quarter of 2013 compared to the second quarter of 2012. For the six months ended June 30, 2013, interest income increased $6.5 million, or 12.7%, compared to the six months ended June 30, 2012. The increases were driven by loan growth, and were partially offset by lower yields on average interest-earning assets.

•

Interest expense increased $2.0 million or 26.3%, in the second quarter of 2013 compared to the second quarter of 2012. For the six months ended June 30, 2013, interest expense increased $3.6 million, or 23.8%, compared to the six months ended June 30, 2012. The increases were primarily due to higher average balances of interest-bearing deposits and the Company’s tiered rate structure for all of its deposits.

•

The provision for loan losses increased $0.6 million, or 33.3%, for the second quarter of 2013 compared to the second quarter of 2012. For the six months ended June 30, 2013, the provision totaled $5.0 million, an increase of $0.6 million, or 12.7%, compared to the six months ended June 30, 2012. As of June 30, 2013, the Company’s ratio of allowance for loan losses to total loans was 1.32%, compared to 1.40% at December 31, 2012.

•

Net charge-offs for the second quarter of 2013 were $0.1 million, compared to net loan charge-offs of $4.1 million and $0.7 million for the first quarter of 2013 and second quarter of 2012, respectively. The increase in net charge-offs for the first quarter of 2013 resulted primarily from the partial charge-off of one commercial loan relationship.

•

Noninterest income for the second quarter of 2013 decreased $1.2 million, or 31.0%, compared to the second quarter of 2012 due to lower service charges on deposit accounts (down $0.2 million) and lower securities gains (down $1.8 million), which were partially offset by an increase in CDE fees earned ($1.0 million). For the six months ended June 30, 2013, noninterest income decreased $1.3 million, or 18.6%, compared to the six months ended June 30, 2012 due to lower service charges on deposit accounts (down $0.4 million) and lower securities gains (down $1.5 million), which were offset by an increase in CDE fees earned ($1.1 million).

•

Noninterest expense for the second quarter of 2013 increased $1.3 million, or 9.5%, compared to the second quarter of 2012. The increase in noninterest expense in the second quarter of 2013 compared to the second quarter of 2012 resulted primarily from higher professional fees (up $0.6 million), tax credit amortization (up $0.8 million), and salaries and benefits expense (up $0.5 million). For the six months ended June 30, 2013, noninterest expense increased $3.2 million, or 11.7%, compared to the six months ended June 30, 2012. The increase resulted primarily from increases in tax credit amortization ($1.4 million) and professional fees ($1.1 million).

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

The Company’s management, banking regulators, many financial analysts and other investors use these non-GAAP financial measures to compare the capital adequacy of banking organizations with significant amounts of preferred equity and/or goodwill or other intangible assets, which typically stem from the use of the purchase accounting method of accounting for mergers and acquisitions. Tangible common equity, tangible assets, tangible book value per share or related measures should not be considered in isolation or as a substitute for total shareholders’ equity, total assets, book value per share or any other measure calculated in accordance with GAAP. Moreover, the manner in which the Company calculates tangible common equity, tangible assets, tangible book value per share and any other related measures may differ from that of other companies reporting measures with similar names. These non-GAAP disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP. The following table reconciles, as of the dates set forth below, shareholders’ equity (on a GAAP basis) to tangible common equity and total assets (on a GAAP basis) to tangible assets and calculates tangible book value per share.

TABLE 1- RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES

	As of
(in thousands, except per share data)	June 30, 2013	December 31, 2012
Total Equity GAAP	$363,089	$248,101
Adjustments
Preferred equity	49,166	49,166
Goodwill	4,808	4,808
Other intangibles	3,750	3,874

Tangible common equity	$305,365	$190,253

Total assets-GAAP	$3,027,395	$2,670,867
Adjustments
Goodwill	4,808	4,808
Other intangibles	3,750	3,874

Tangible assets	$3,018,837	$2,662,185

Total common shares	17,859,692	13,052,583
Book value per common share	$17.58	$15.24
Effect of adjustment	0.48	0.66

Tangible book value per common share	$17.10	$14.58

Total shareholders’ equity to assets	11.99%	9.29%
Effect of adjustment	1.88	2.14

Tangible common equity to tangible assets	10.12%	7.15%

FINANCIAL CONDITION

Assets increased $356.5 million, or 13.4%, to $3.0 billion as of June 30, 2013, compared to $2.7 billion as of December 31, 2012 as the Company continued to grow in the New Orleans market area. Net loans increased $171.2 million, or 9.0%, to $2.1 billion as of June 30, 2013, compared to $1.9 billion as of December 31, 2012. Securities available-for-sale increased $54.5 million, or 11.2%, to $540.9 million as of June 30, 2013, compared to $486.4 million as of December 31, 2012. Deposits increased $245.1 million, or 10.8%, to $2.5 billion as of June 30, 2013, compared to $2.3 billion as of December 31, 2012. Total shareholders’ equity increased $115.0 million, or 46.4%, to $363.1 million as of June 30, 2013, compared to $248.1 million as of December 31, 2012, primarily from the gross proceeds of the initial public offering of 4,791,667 shares of its common stock during the second quarter of 2013.

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

The following table sets forth the amount of loans, by category, as of the respective periods.

TABLE 2- TOTAL LOANS BY LOAN TYPE

	June 30, 2013		December 31, 2012
(dollars in thousands)	Amount	Percent	Amount	Percent
Construction	$182,577	8.7%	$168,544	8.8%
Commercial real estate	1,075,276	51.3	988,994	51.4
Consumer real estate	108,712	5.2	103,516	5.4
Commercial	697,124	33.3	635,661	33.1
Consumer	17,150	0.8	14,073	0.7
Other	13,354	0.6	11,429	0.6

Total loans	$2,094,193	100.0%	$1,922,217	100.0%

The Company’s primary focus has been on commercial real estate and commercial lending, which remained at 84% of the loan portfolio as of June 30, 2013 and December 31, 2012. Although management expects continued growth with respect to the loan portfolio, it does not expect any significant changes over the foreseeable future in the composition of the loan portfolio or in the emphasis on commercial real estate and commercial lending.

A significant portion, $365.9 million, or 34.0%, as of June 30, 2013, compared to $345.4 million, or 34.9%, as of December 31, 2012, of the commercial real estate exposure represented loans to commercial businesses secured by owner occupied real estate which, in effect, are commercial loans with the borrowers’ real estate providing a secondary source of repayment. Commercial loans represent the second largest category of loans in the portfolio. The Company attributes its commercial loan growth primarily to the implementation of its relationship-based banking model and the success of its relationship managers in transitioning commercial banking relationships from other local financial institutions and in competing for new business from attractive small to mid-sized commercial customers located in its market for which this approach to customer service is desirable.

Nonperforming Assets

Nonperforming assets consist of nonperforming loans, other real estate owned and other repossessed assets. Nonperforming loans consist of loans that are on nonaccrual status and restructured loans, which are loans on which the Company has granted a concession on the interest rate or original repayment terms due to financial difficulties of the borrower. Other real estate owned consists of real property acquired through foreclosure. The Company initially records other real estate owned at the lower of carrying value or fair value, less estimated costs to sell the assets. Estimated losses that result from the ongoing periodic valuations of these assets are charged to earnings as noninterest expense in the period in which they are identified. The Company accounts for troubled debt restructurings in accordance with ASC 310, “Receivables.”

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

Any loans that are modified or extended are reviewed for classification as a restructured loan in accordance with regulatory guidelines. The Company completes the process that outlines the modification, the reasons for the proposed modification and documents the current status of the borrower.

The following table sets forth information regarding nonperforming assets as of the dates indicated:

TABLE 3-NONPERFORMING ASSETS

(dollars in thousands)	June 30, 2013	December 31, 2012
Nonaccrual loans:
Construction	$2,050	$806
Commercial real estate	8,673	5,831
Consumer real estate	2,443	818
Commercial	2,678	13,556
Consumer	13	72

Total nonaccrual loans	15,857	21,083
Restructured loans	1,319	2,336

Total nonperforming loans	17,176	23,419
Other assets owned (1)	298	—
Other real estate owned	6,364	8,632

Total nonperforming assets	$23,838	$32,051

Accruing loans past due 90+ days	$—	$—

Nonperforming loans to total loans	0.82%	1.22%
Nonperforming loans to total assets	0.57%	0.88%
Nonperforming assets to total assets	0.79%	1.20%
Nonperforming assets to loans, other real estate owned and other assets owned	1.14%	1.66%

(1)	Represents repossessed property other than real estate.

Approximately $0.5 million and $0.4 million of gross interest income would have been accrued if all loans on nonaccrual status had been current in accordance with their original terms at June 30, 2013 and December 31, 2012.

The Company’s historically strong asset quality improved during the second quarter of 2013. Total nonperforming assets decreased $8.2 million, or 25.6%, as compared to December 31, 2012, and total nonperforming assets as a percentage of loans and other real estate owned decreased by 52 basis points over the period. The decrease resulted from a $4.0 million partial charge-off on a commercial loan during the first quarter of 2013. Management believes that the Company’s historical low level of nonperforming assets reflects the strength of the local economy, as well as the Company’s long-term knowledge of and relationships with a significant percentage of its borrowers.

Potential problem loans are those loans that are not categorized as nonperforming loans, but where current information indicates that the borrower may not be able to comply with present loan repayment terms. These are generally referred to as its watch list loans. The Company monitors past due status as an indicator of credit deterioration and potential problem loans. A loan is considered past due when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. To the extent that loans become past due, management assesses the potential for loss on such loans as it would with other problem loans and considers the effect of any potential loss in determining its provision for probable loan losses. Management also assesses alternatives to maximize collection of any past due loans, including, without limitation, restructuring loan terms, requiring additional loan guarantee(s) or collateral or other planned action. Additional information regarding past due loans as of June 30, 2013 is included in Note 4 to the Company’s financial statements for the periods ended June 30, 2013 and December 31, 2012 included in this report.

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

The allowance for loan losses was $27.7 million, or 1.32% of total loans, as of June 30, 2013, compared to $27.0 million, or 1.40% of total loans, as of December 31, 2012, a decrease of 8 basis points over the period. The decrease in allowance for loan losses as a percent of total loans, was primarily attributable to the increase in net charge-offs for the first quarter of 2013 which related to the partial charge-off of one commercial loan. This loss was fully reserved at December 31, 2012. Net charge-offs as a percentage of average loans was 0.21% for the second quarter of 2013, compared to 0.21% for the first quarter of 2013, and 0.04% for the second quarter of 2012.

The following table provides an analysis of the allowance for loan losses and net charge-offs for the respective periods.

TABLE 4- SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

	For the Six Months Ended June 30,
(dollars in thousands)	2013	2012
Beginning balance	$26,977	$18,122
Charge-offs:
Construction	—	—
Commercial real estate	135	—
Consumer real estate	24	242
Commercial	4,014	365
Consumer	143	148

Total charge-offs	4,316	755

Recoveries:
Construction	—	6
Commercial real estate	11	1
Consumer real estate	—	—
Commercial	56	39
Consumer	20	20

Total recoveries	87	66

Net charge-offs	4,229	689
Provision for loan loss	5,000	4,435

Balance at end of period	$27,748	$21,868

Net charge-offs to average loans	0.21%	0.04%
Allowance for loan losses to total loans	1.32%	1.26%

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

Securities

The securities portfolio is used to make various term investments, maintain a source of liquidity and serve as collateral for certain types of deposits and borrowings. The Company manages its investment portfolio according to a written investment policy approved by the Board of Directors. Investment balances in the securities portfolio are subject to change over time based on the Company’s funding needs and interest rate risk management objectives. Liquidity levels take into account anticipated future cash flows and all available sources of credits and are maintained at levels management believes are appropriate to assure future flexibility in meeting anticipated funding needs.

The securities portfolio consists primarily of U.S. government agency obligations, mortgage-backed securities and municipal securities, although the Company also holds corporate bonds and other securities. The other securities are short-term trade receivables purchased on an exchange. All of the securities have varying contractual maturities. However, these maturities do not necessarily represent the expected life of the securities as the securities may be called or paid down without penalty prior to their stated maturities, and the targeted duration for the investment portfolios is in the three to four year range. No investment in any of these securities exceeds any applicable limitation imposed by law or regulation. The Asset Liability Committee reviews the investment portfolio on an ongoing basis to ensure that the investments conform to the Company’s investment policy. All securities as of June 30, 2013 were classified as Level 2 assets, as their fair value was estimated using pricing models or quoted prices of securities with similar characteristics.

The investment portfolio consists entirely of “available-for-sale” securities. As a result, the carrying values of the Company’s investment securities are adjusted for unrealized gain or loss as a valuation allowance, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income.

The Company’s investment securities portfolio totaled $540.9 million at June 30, 2013, an increase of $54.5 million, or 11.2% from December 31, 2012. The increase in available-for-sale securities was primarily due to the Company investing some of the proceeds from the initial public offering. The Company increased its investment in other securities by $95.8 million, as compared to December 31, 2012. The other securities provide a higher short-term return for the Company. As of June 30, 2013, investment securities having a carrying value of $198.4 million were pledged to secure public deposits, securities sold under agreements to repurchase and borrowings.

The following table presents a summary of the amortized cost and estimated fair value of the investment portfolio, which was held entirely as available-for-sale.

TABLE 5- CARRYING VALUE OF SECURITIES

	June 30, 2013			December 31, 2012
(dollars in thousands)	Amortized Cost	Unrealized Gain / (Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain / (Loss)	Estimated Fair Value
U.S. government agency securities	$140,792	$(8,111)	$132,681	$128,665	$82	$128,747
U.S. Treasury securities	13,024	(662)	12,362	10,040	5	10,045
Municipal securities	67,697	(1,108)	66,589	61,907	840	62,747
Mortgage-backed securities	124,035	(3,843)	120,192	152,481	1,361	153,842
Corporate bonds	33,403	(1,153)	32,250	49,912	62	49,974
Other securities	176,867	—	176,867	81,044	—	81,044

	$555,818	$(14,877)	$540,941	$484,049	$2,350	$486,399

All of the Company’s mortgage-backed securities are agency securities. The Company does not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, sub-prime, Alt-A, or second lien elements in the investment portfolio. At June, 30, 2013, the investment portfolio did not contain any securities that are directly backed by subprime or Alt-A mortgages.

Note 3 of the footnotes to the consolidated financial statements provides further information on the Company’s investment securities.

Short-term Investments

Short-term investments result from excess funds that fluctuate daily depending on the funding needs of the Company and are currently invested overnight in interest-bearing deposit accounts at the Federal Reserve of Atlanta, First National Bankers Bank, JP Morgan Chase Bank, and Comerica Bank. The balance in interest-bearing deposits at other institutions increased $106.7 million, to $116.3 million at June 30, 2013, from $9.5 million at December 31, 2012. The primary cause of the increase at June 30, 2013 was the existence of cash from the proceeds of the initial public offering and maturities of investment securities that had not been reinvested at June 30, 2013. The Company’s cash activity is further discussed in the “Liquidity and Capital Resources” section below.

Investment in Tax Credit Entities

During the second quarter of 2013, the Company’s Community Development Entity was awarded a $50 million allocation of New Market Tax Credits to invest in new economic development projects in the New Orleans area. The allocation represents a 25% increase over the prior year allocation of $40 million and increased total allocations under the program to $118 million. The Company has made and will continue to make material investments in tax credit-motivated projects. Management believes that these investments present attractive after tax economic returns, furthers the Company’s Community Reinvestment Act responsibilities and supports the communities in which the Company serves. Currently, the investments are directed at tax credits issued under the New Markets Tax Credit, Federal Historic Rehabilitation Tax Credit and Low-Income Housing Tax Credit programs. The Company generates returns on tax credit-motivated projects through the receipt of federal and, if applicable, state tax credits. The Company’s investment in tax credit entities totaled $79.3 million as of June 30, 2013, an increase of $11.9 million, or 17.7%, compared to December 31, 2012.

Deferred Tax Asset

The Company had a net deferred tax asset of $35.4 million as of June 30, 2013 due to its tax net operating losses, carryforwards related to unused tax credits, and the non-deductibility of the loan loss provision for tax purposes. The Company assesses the recoverability of its deferred tax asset quarterly, and the current and projected level of taxable income provides for the ultimate realization of the carrying value of these deferred tax assets. Net deferred tax assets as of June 30, 2013 increased $18.9 million, or 113.6%, from December 31, 2012, primarily as a result of $14.3 million in tax credits generated during the first six months of 2013 and a net benefit of $3.4 million related to other comprehensive income market value adjustments.

Deposits

Deposits are the Company’s primary source of funds to support earning assets. During the second quarter of 2013, total deposits were $2.5 billion at June 30, 2013, compared to $2.3 billion at December 31, 2012, an increase of $245.1 million, or 10.8%, as total interest-bearing deposits were up $234.0 million, or 11.5%. The deposit growth of the Company has been positively impacted by its ability to grow the deposits from the branches acquired from Central Progressive Bank to $586 million, an increase of $242 million, or 70.3%, since the acquisition in November 2011.

The following table sets forth the composition of the Company’s deposits as of June 30, 2013 and December 31, 2012.

TABLE 6- DEPOSIT COMPOSITION BY PRODUCT

					Increase/(Decrease)
(dollars in thousands)	June 30, 2013		December 31, 2012		Amount	Percent
Noninterest-bearing demand	$250,623	10.0%	$239,538	10.6%	$11,085	4.6%
NOW accounts	568,198	22.6	437,542	19.3	130,656	29.9
Money market deposits	394,155	15.7	410,928	18.1	(16,773)	(4.1)
Savings deposits	49,032	2.0	45,295	2.0	3,737	8.3
Certificates of deposits	1,251,589	49.8	1,135,225	50.0	116,364	10.3

Total deposits	$2,513,597	100.0%	$2,268,528	100.0%	$245,069	10.8%

Short-term Borrowings

Although deposits are the primary source of funds for lending, investment activities and general business purposes, as an alternative source of liquidity, the Company may obtain advances from the Federal Home Loan Bank of Dallas, sell investment securities subject to its obligation to repurchase them, purchase Federal funds, and engage in overnight borrowings from the Federal Home Loan Bank or its correspondent banks. The level of short-term borrowings can fluctuate on a daily basis depending on the funding needs and the source of funds to satisfy the needs. The Company had no short-term borrowings outstanding at June 30, 2013 and $21.8 million at December 31, 2012.

The Company also enters into repurchase agreements to facilitate customer transactions that are accounted for as secured borrowings. These transactions typically involve the receipt of deposits from customers that the Company collateralizes with its investment portfolio and have average rates of 1.10%.

The following table details the average and ending balances of repurchase transactions as of and for the six months ending June 30:

TABLE 7- REPURCHASE TRANSACTIONS

(dollars in thousands)	2013	2012
Average balance	$62,511	$31,404
Ending balance	72,954	27,662

Long-term Borrowings

The Company’s long-term borrowings decreased $20.0 million, or 26.6%, to $55.2 million as of June 30, 2013. The Company repaid the $20.0 million borrowing that was made at the parent company level. This debt would have matured in December 2014 and had an interest rate that was 4.31%.

The Company’s remaining long-term borrowings consist of four-year term debt that was issued, in 2010 and 2011, at the bank level in connection with the Company’s asset/liability management as a hedge against rising interest rates. The interest related to the debt issuances is tied to the London Interbank Offered Rate, or LIBOR, and includes an interest rate cap to fix the rate at specified levels as the index rate rises.

Shareholders’ Equity

Shareholders’ equity provides a source of permanent funding, allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. Shareholders’ equity increased $115.0 million, or 46.4%, from $248.1 million as of December 31, 2012 to $363.1 million as of June 30, 2013, primarily as a result of the Company’s initial public offering and retained earnings over the period.

Regulatory Capital

As of June 30, 2013, the Company and First NBC Bank were in compliance with all regulatory requirements and First NBC Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action requirements.

The following table presents the actual capital amounts and regulatory capital ratios for the Company and First NBC Bank as of June 30, 2013.

TABLE 8- REGULATORY CAPITAL RATIOS

		At June 30, 2013
(dollars in thousands)	“Well- Capitalized” Minimums	Actual	Amount
First NBC Bank Holding Company
Leverage		12.54%	$363,490
Tier 1 risk-based		14.81	363,490
Total risk-based		15.95	391,390
First NBC Bank
Leverage	5.00%	11.67	337,666
Tier 1 risk-based	6.00	13.78	337,666
Total risk-based	10.00	14.92	365,566

RESULTS OF OPERATIONS

Income available to common shareholders was $8.5 million and $9.2 million for the three months ended June 30, 2013 and 2012, respectively. Earnings per share on a diluted basis were $0.49 and $0.65 for the second quarters of 2013 and 2012, respectively. For the three months ended June 30, 2013, net interest income increased $1.2 million, or 6.7%, over the same period of 2012, as interest income increased $3.3 million, or 12.6%, and interest expense increased $2.0 million, or 26.3%. The increase in interest income of $3.3 million, compared to the same period of 2012, was due to an increase in average interest-earning assets of $484 million, which increased interest income volume to $5.0 million; this was offset by a decrease in interest income due to interest rates of $1.7 million, or 38 basis points. Net interest income was also impacted by an increase in interest expense of $2.0 million during the second quarter of 2013 compared to the second quarter of 2012. The increase was attributable to an increase in average interest-bearing liabilities of $454 million, which increased interest expense volume to $1.8 million, and interest expense due to rates of $0.2 million, or 3 basis points.

The quarterly trends noted above are consistent on a year-to-date basis. Income available to common shareholders was $16.7 million and $15.4 million for the six months ended June 30, 2013 and 2012, respectively. Earnings per share on a diluted basis were $1.06 and $1.09 for the six months ended June 30, 2013 and 2012, respectively. Net interest income increased $2.9 million, or 8.0%, compared to the six months ended June 30, 2012, as interest income increased $6.5 million, or 12.7%, and interest expense increased $3.6 million, or 23.8%.

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

The Company’s net interest spread, which is the difference between the yields earned on average earning assets and the rates paid on average interest-bearing liabilities, was 2.68% and 3.08% during the three months ended June 30, 2013 and 2012, respectively. On a year-to-date basis, the Company’s net interest spread of 2.83% was 37 basis points lower than the 3.20% earned during the first six months of 2012.

Net interest income increased 6.7% to $19.3 million for the three months ended June 30, 2013, from $18.0 million for the same period in 2012. The primary driver of the increase in net interest income was a $3.3 million, or 12.6%, increase in interest income during the second quarter of 2013, as compared to the same period in 2012, which was partially offset by a $2.0 million, or 26.3%, increase in interest expense over the same periods. The increase in interest income was due primarily to the significant growth in average interest-earning assets during the second quarter of 2013 to $2.6 billion from $2.2 billion during the second quarter of 2012, which was partially offset by a decrease in the earning asset yield of 38 basis points to 4.35% from 4.73% over the same periods. The decrease in the earning asset yield was due to a combination of factors, including an increase in the proportion of the loan portfolio represented by floating rate loans and an increase in investment securities as a percentage of total assets, which carry lower average yields compared to loans. The increase in interest expense was due primarily to the early pay off of long term debt and an increase in average interest-bearing deposits for the second quarter of 2013 to $2.2 billion, as compared to $1.8 billion for the same period in 2012, as well as to the general mix of the average interest-bearing liabilities, as the average rate on average interest-bearing liabilities was generally flat for the second quarter of 2013 and 2012. The growth in earning assets and deposits was attributable to the continued implementation of the Company’s organic growth strategy as its existing branches continued to increase market share in their respective markets.

The trends discussed above for the second quarter of 2013 compared to the second quarter of 2012 were the same trends for the six month period ended June 30, 2013 and 2012.

The following tables present, for the periods indicated, the distribution of average assets, liabilities and equity, interest income and resulting yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Nonaccrual loans are included in the calculation of the average loan balances and interest on nonaccrual loans is included only to the extent recognized on a cash basis.

TABLE 9- AVERAGE BALANCES, NET INTEREST INCOME AND INTEREST YIELDS/RATES

	For The Three Months Ended June 30,
	2013			2012
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
Assets:
Interest-earning assets:
Short term investments	$111,676	$59	0.21%	$87,667	$38	0.18%
Investment securities	516,305	2,619	2.03	359,048	2,185	2.45
Loans (including fee income)	2,049,860	26,356	5.16	1,746,977	23,558	5.42

Total interest-earning assets	2,677,841	29,034	4.35	2,193,692	25,781	4.73
Less: Allowance for loan losses	(26,830)			(20,789)
Noninterest-earning assets	258,044			207,713

Total assets	$2,909,055			$2,380,616

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Savings deposits	$48,591	$76	0.63%	$40,611	$59	0.58%
Money market deposits	375,824	1,426	1.52	393,931	1,554	1.59
NOW accounts	536,055	1,732	1.30	294,334	883	1.21
Certificates of deposit under $100,000	428,085	1,649	1.54	457,335	1,837	1.62
Certificates of deposit of $100,000 or more	641,438	3,048	1.91	505,850	2,251	1.79
CDARS®	170,551	938	2.21	111,086	674	2.44

Total interest-bearing deposits	2,200,544	8,869	1.62	1,803,147	7,258	1.62
Short-term borrowings and repurchase agreements	70,603	272	1.54	32,654	118	1.46
Other borrowings	73,870	638	3.47	55,330	366	2.66

Total interest-bearing liabilities	2,345,017	9,779	1.67	1,891,131	7,742	1.65
Noninterest-bearing liabilities:
Non-interest-bearing deposits	240,480			227,593
Other liabilities	17,370			25,564

Total liabilities	2,602,867			2,144,288

Shareholders’ equity	306,188			236,328

Total liabilities and equity	$2,909,055			$2,380,616

Net interest income		$19,255			$18,039

Net interest spread(1)			2.68%			3.08%
Net interest margin(2)			2.88%			3.31%

(1)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)	Net interest margin is net interest income divided by average interest-earning assets.

TABLE 9- AVERAGE BALANCES, NET INTEREST INCOME AND INTEREST YIELDS/RATES

	For The Six Months Ended June 30,
	2013			2012
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
Assets:
Interest-earning assets:
Short term investments	$71,805	$76	0.21%	$59,373	$70	0.24%
Investment securities	509,931	4,987	1.97	344,027	4,029	2.35
Loans (including fee income)	2,011,759	52,551	5.27	1,719,495	47,037	5.50

Total interest-earning assets	2,593,495	57,614	4.48	2,122,895	51,136	4.84
Less: Allowance for loan losses	(27,321)			(19,826)
Noninterest-earning assets	249,244			259,101

Total assets	$2,815,418			$2,362,170

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Savings deposits	$47,456	$149	0.63%	$40,561	$114	0.56%
Money market deposits	375,985	2,819	1.51	394,722	3,192	1.63
NOW accounts	504,811	3,272	1.31	278,616	1,589	1.15
Certificates of deposit under $100,000	428,502	3,307	1.56	452,615	3,672	1.63
Certificates of deposit of $100,000 or more	609,717	5,683	1.88	485,624	4,270	1.77
CDARS®	167,265	1,832	2.21	104,437	1,271	2.45

Total interest-bearing deposits	2,133,736	17,062	1.61	1,756,575	14,108	1.62
Short-term borrowings and repurchase agreements	64,829	468	1.45	31,628	236	1.50
Other borrowings	86,723	1,143	2.66	56,027	736	2.64

Total interest-bearing liabilities	2,285,288	18,673	1.65	1,844,230	15,080	1.64
Noninterest-bearing liabilities:
Non-interest-bearing deposits	234,072			215,367
Other liabilities	17,977			72,008

Total liabilities	2,537,337			2,131,605

Shareholders’ equity	278,081			230,565

Total liabilities and equity	$2,815,418			$2,362,170

Net interest income		$38,941			$36,056

Net interest spread(1)			2.83%			3.20%
Net interest margin(2)			3.03%			3.42%

(1)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)	Net interest margin is net interest income divided by average interest-earning assets.

The following tables analyze the dollar amount of change in interest income and interest expense with respect to the primary components of interest-earning assets and interest-bearing liabilities. The tables show the amount of the change in interest income or interest expense caused by either changes in outstanding balances or changes in interest rates. The effect of a change in balances is measured by applying the average rate during the first period to the balance (“volume”) change between the two periods. The effect of changes in rate is measured by applying the change in rate between the two periods to the average volume during the first period. Changes attributable to both rate and volume that cannot be segregated have been allocated proportionately to the absolute value of the change due to volume and the change due to rate. Changes attributable to the additional leap year day during 2012 are reflected in the number of days column.

TABLE 10- SUMMARY OF CHANGES IN NET INTEREST INCOME

	For the Three Months Ended June 30, 2013/2012
(dollars in thousands)	Change Attributable To
	Volume	Rate	Number of Days	Total
Interest-earning assets:
Loans (including fee income)	$4,091	$(1,293)	$—	$2,798
Short term investments	13	8	—	21
Securities available for sale	898	(464)	—	434

Total increase (decrease) in interest income	$5,002	$(1,749)	$—	$3,253

Interest-bearing liabilities:
Savings deposits	$12	$5	$—	$17
Money market deposits	(68)	(60)	—	(128)
NOW accounts	736	113	—	849
Certificates of deposit	862	11	—	873
Borrowed funds	281	145	—	426

Total increase (decrease) in interest expense	1,823	214	—	2,037

Increase (decrease) in net interest income	$3,179	$(1,963)	$—	$1,216

	For the Six Months Ended June 30, 2013/2012
(dollars in thousands)	Change Attributable To
	Volume	Rate	Number of Days	Total
Interest-earning assets:
Loans (including fee income)	$8,006	$(2,215)	$(277)	$5,514
Short term investments	15	(9)	—	6
Securities available for sale	1,828	(847)	(23)	958

Total increase (decrease) in interest income	$9,849	$(3,071)	$(300)	$6,478

Interest-bearing liabilities:
Savings deposits	$21	$15	$(1)	$35
Money market deposits	(142)	(215)	(16)	(373)
NOW accounts	1,337	366	(20)	1,683
Certificates of deposit	1,683	(15)	(59)	1,609
Borrowed funds	655	(8)	(8)	639

Total increase (decrease) in interest expense	3,554	143	(104)	3,593

Increase (decrease) in net interest income	$6,295	$(3,214)	$(196)	$2,885

Provision for Loan Losses

The provision for loan losses represents management’s determination of the amount necessary to be charged against the current period’s earnings to maintain the allowance for loan losses at a level that is considered adequate in relation to the estimated losses inherent in the loan portfolio. The Company assesses the allowance for loan losses monthly and will make provisions for loan losses as deemed appropriate.

For the three months ended June 30, 2013, the provision for loan losses was $2.4 million, a 33.3% increase from the same period in 2012. For the six months ended June 30, 2013, the provision for loans losses was $5.0 million, a 12.7% increase from the same period in 2012. As of June 30, 2013, the ratio of allowance for loan losses to total loans was 1.32%, compared to 1.40% and 1.26% at December 31, 2012 and June 30, 2012, respectively.

Noninterest Income

For the three months ended June 30, 2013 noninterest income was $2.7 million compared to $4.0 million for the same period in 2012, a decrease of $1.2 million, or 31.0%. For the first six months of 2013, noninterest income decreased 18.6% from the same six month period in 2012. The decrease in noninterest income for the quarter and year-to-date is due primarily to securities gains recognized of $1.8 million in the second quarter of 2012 . Noninterest income, excluding securities gains, for the three months ended June 30, 2013 was $2.7 million compared to $2.2 million for the same period of 2012, an increase of $0.5 million, or 23.9%, and $5.2 million for the six months ended June 30, 2013 compared to $5.1 million for the same six month period of 2012.

The following table presents the components of noninterest income for the respective periods.

TABLE 11- NONINTEREST INCOME

	Three Months Ended			Six Months Ended
			Percent			Percent
(dollars in thousands)	June 30,		Increase	June 30,		Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)
Service charge on deposit accounts	$462	$639	(27.7)%	$960	$1,385	(30.7)%
Investment securities gains, net	—	1,757	(100.0)	306	1,757	(82.6)
Gain on other assets sold, net	(15)	240	(106.3)	130	240	(45.8)
Gains on fixed assets, net	(1)	(4)	(75.0)	7	(4)	(275.0)
Gain on sale of loans, net	55	67	(17.9)	278	603	(53.9)
Cash surrender value income on bank-owned life insurance	172	190	(9.5)	350	380	(7.9)
Gains on sale of tax credits	335	296	13.2	790	719	9.9
Certified Development Entity fees earned	975	—	NM	1,328	240	453.3
ATM fee income	474	400	18.5	913	841	8.6
Other	281	383	(26.6)	492	660	(25.5)

Total noninterest income	$2,738	$3,968	(31.0)%	$5,554	$6,821	(18.6)%

Service charges on deposit accounts. The Company earns fees from its customers for deposit-related services and these fees comprise a significant and predictable component of the Company’s noninterest income. These charges decreased $0.2 million, or 27.7%, in the second quarter of 2013 over the prior year quarter-to-date period. For the year-to-date period, total service charges decreased $0.4 million, or 30.7%. The decrease in fees was attributable to the conversion of the deposit accounts acquired from Central Progressive Bank to First NBC Bank’s system, which generally resulted in lower fees charged to former Central Progressive Bank customers.

Investment securities gain. The Company experienced a decrease in investment securities gains of $1.8 million during the second quarter of 2013 and $1.5 million for the year-to-date period when compared to the same periods of 2012. In the second quarter of 2012, the Company took advantage of market opportunities associated with the financial crises in Europe. The Company recorded no securities gains during the second quarter of 2013 and $0.3 million for the six months ended June 30, 2013.

Gains on sale of loans. The Company has historically been an active participant in Small Business Administration and USDA loan programs as a preferred lender and typically sells the guaranteed portion of the loans that it originates. In the second quarter of 2013, the Company generated gains on loan sales of $60,000, compared to $70,000 in the same period of 2012, a decrease of $10,000, or 17.9%. The Company generated gains on loan sales of $0.3 million for the six months ended June 30, 2013, compared to $0.6 million in the same period of 2012, a decrease of $0.3 million, or 53.9%. The Company believes these government guaranteed loan programs are an important part of its service to the businesses in its communities and expects to continue expanding its efforts and income related to these programs.

Cash surrender value income on bank-owned life insurance. The income earned from bank-owned life insurance decreased in the second quarter of 2013 when compared to the second quarter of 2012, and for the six month periods of 2013 and 2012, which is consistent with market performance and current yields.

Certified development entity fees earned. The Company earns management fees, through its subsidiary, First NBC Community Development Fund, LLC, related to the Fund’s New Markets Tax Credit investments. Management fees are earned at the time that qualified equity investments are made and over the seven year term of the investment. For the second quarter of 2013, the management fees earned increased $1.0 million compared to the same period of 2012. For the six months ended June 30, 2013, the management fees increased $1.1 million compared to the same period of 2012. Management expects these management fees to grow as it increases the Fund’s New Markets Tax Credit investments.

ATM fee income. This category includes income generated by automated teller machines, or ATMs. The income earned from ATMs increased for the three and six month periods ended June 30, 2013 and 2012.

Other. This category includes a variety of other income producing activities, including income generated from trust services, credit cards and wire transfers.

Noninterest Expense

Noninterest expense consists primarily of salary and employee benefits, occupancy and other expenses related to the Company’s operation and expansion. Noninterest expense increased by $1.3 million, or 9.5%, in the second quarter of 2013, compared to the same period in 2012. For the six months ended June 30, 2013, noninterest expense increased $3.2 million, or 11.6%, compared to the six months ended June 30, 2012.

The following table presents the components of noninterest expense for the respective periods.

TABLE 13- NONINTEREST EXPENSE

	Three Months Ended			Six Months Ended
			Percent			Percent
	June 30,		Increase	June 30,		Increase
(dollars in thousands)	2013	2012	(Decrease)	2013	2012	(Decrease)
Salaries and employee benefits	$5,014	$4,556	10.1%	$10,621	$10,331	2.8%
Occupancy and equipment expenses	2,437	2,470	(1.3)	4,965	4,793	3.6
Professional fees	1,577	934	68.8	2,993	1,917	56.1
Taxes, licenses and FDIC assessments	793	806	(1.6)	1,851	1,573	17.7
Tax credit investment amortization	2,104	1,272	65.4	3,891	2,462	58.0
Write-down of other real estate	61	50	22.0	102	229	(55.5)
Data processing	1,068	1,191	(10.3)	2,116	2,117	0.0
Advertising and marketing	512	513	(0.2)	969	1,000	(3.1)
Other	1,619	2,071	(21.8)	3,307	3,179	4.0

Total noninterest expense	$15,185	$13,863	9.5%	$30,815	$27,601	11.6%

Salaries and employee benefits. These expenses increased $0.5 million, or 10.1%, during the second quarter of 2013 compared to the same period of 2012. For the same year-to-date periods, the expense was flat. The Company had 456 full-time equivalent employees at June 30, 2013, compared to 431 employees as of June 30, 2012, an increase of 25 full time equivalent employees or 5.8%. The increase in headcount was due to the growth of the Company.

Occupancy and equipment expenses. Occupancy and equipment expenses, consisting primarily of rent and depreciation, were consistent between the second quarter of 2013 and 2012 and on a year-to-date basis over 2012. The level of the Company’s occupancy expenses is related to the number of branch offices that it maintains and management expects that these expenses will increase as the Company continues to implement its strategic growth plan.

Professional fees. Professional fees increased during the three months ended June 30, 2013 to $1.6 million, or 68.8%, compared to $0.9 million for the same period of 2012. For the six months ended June 30, 2013, professional fees increased to $3.0 million, or 56.1%, compared to $1.9 million for the same period of 2012. The increase is due primarily to increases in external audit cost of $0.2 million and CDE consulting fees of $0.4 million during the second quarter of 2013 as compared to 2012. The increase in professional fees on a year-to-date basis was due to increases in external audit cost of $0.3 million, CDE management fees of $0.1 million and CDE consulting fees of $0.6 million. CDE management and consulting fees are expected to continue to increase in future periods as the Company continues to increase its investment in tax credit projects.

Taxes, licenses and FDIC assessments. The expenses related to taxes, licenses and FDIC insurance premiums and assessments were down slightly in the second quarter of 2013 as compared to the same period of 2012. For the six months ended June 30, 2013, these expenses increased $0.3 million, or 17.7% from the same period of 2012. The increase over the comparable six month periods is primarily attributable to increases in the FDIC assessment due to the strong growth in the Company’s deposits.

Tax credit investment amortization. Tax credit investment amortization reflects amortization of investments in entities that undertake projects that qualify for tax credits against federal income taxes. At this time, investments are directed at tax credits issued under the New Markets, Federal Historic Rehabilitation and Low-Income Housing Tax Credit programs. The Company amortizes investments related to New Markets Tax Credits, Federal Historic Rehabilitation and Low-Income Housing Tax Credits over the period the Company is required by tax law (compliance period) or contract to maintain its 99.99% ownership interest in the entity. These periods are 15 years for Low-Income Housing projects, 7 years for New Market projects and 10 years for Federal Historic Rehabilitation projects.

The following table presents the amortization of tax credit investments by type of credit for the respective periods.

TABLE 14-TAX CREDIT AMORTIZATION BY CREDIT TYPE

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Low-Income Housing	$475	$475	$950	$950
Federal Historic Rehabilitation	248	89	427	178
New Markets	1,381	708	2,514	1,334

Total tax credit amortization	$2,104	$1,272	$3,891	$2,462

The significant increases in amortization expense related to Federal Historic Rehabilitation and New Markets reflect the increase in the level of activity throughout the second quarter and year-to-date of 2013 as the Company invested in additional projects.

Data processing. Data processing expenses were flat over the three and six month periods of 2013 and 2012.

Advertising and marketing. Advertising and marketing expenses were flat in the second quarter of 2013 when compared to the second quarter of 2012 and for the comparable year-to-date periods.

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

The Company recognized an income tax benefit for the quarterly period ended June 30, 2013 of $4.2 million, compared to $3.0 million for the same quarterly period in 2012. The Company recognized an income tax benefit for the year-to-date period ended June 30, 2013 of $8.2 million, compared to $4.9 million for the same period of 2012. The increase in income tax benefit for the periods presented was due primarily to the significant increase in New Markets tax credit investment activity in 2013 compared to 2012.

The Company expects to experience an effective tax rate below the statutory rate of 35% due primarily to the receipt of New Market tax credits, Low-Income Housing tax credits and Federal Historic Rehabilitation tax credits.

Although the Company’s ability to continue to access new tax credits in the future will depend, among other factors, on federal and state tax policies, as well as the level of competition for future tax credits, the Company expects to generate the following levels of tax credits over the next six calendar years based only on New Markets Tax Credit investments that have been made and over the next nine calendar years based upon the Low-Income Housing investments already made.

TABLE 15-FUTURE TAX CREDITS

	For the Year Ended December 31,
(dollars in thousands)	2013	2014	2015	2016	2017	2018
New Markets	$11,724	$12,732	$13,099	$12,122	$10,052	$4,002
Low-Income Housing	3,580	3,580	3,580	3,580	3,580	3,580

Total tax credits	$15,304	$16,312	$16,679	$15,702	$13,632	$7,582

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

The Company evaluates liquidity both at the parent company level and at the bank level. Because First NBC Bank represents the Company’s only material asset, other than cash, the primary sources of funds at the parent company level are cash on hand, dividends paid to the Company from First NBC Bank and the net proceeds of capital offerings. The primary sources of funds at First NBC Bank are deposits, short and long-term funding from the Federal Home Loan Bank or other financial institutions, and principal and interest payments on loans and securities. While maturities and scheduled payments on loans and securities provide an indication of the timing of the receipt of funds, other sources of funds such as loan prepayments and deposit inflows are less predictable as they depend on the effects of changes in interest rates, economic conditions and competition. The primary investing activities are the origination of loans and the purchase of investment securities. If necessary, First NBC Bank has the ability to raise liquidity through additional collateralized borrowings, FHLB advances or the sale of its available-for-sale investment portfolio.

Investing activities are funded primarily by net deposit inflows, principal repayments on loans and securities, and borrowed funds. Gross loans increased to $2.1 billion as of June 30, 2013, from $1.9 billion as of December 31, 2012. At June 30, 2013, First NBC Bank had commitments to make loans of approximately $405.4 million and un-advanced lines of credit and loans of approximately $313.0 million. The Company anticipates that First NBC Bank will have sufficient funds available to meet its current loan originations and other commitments.

At June 30, 2013, total deposits were approximately $2.5 billion, of which approximately $656.0 million were in certificates of deposits of $100,000 or more. Certificates of deposits scheduled to mature in one year or less as of June 30, 2013 totaled approximately $607.2 million while certificates of deposits of $100,000 or more with a maturity of one year or less totaled approximately $397.0 million.

In general, the Company monitors and manages liquidity on a regular basis by maintaining appropriate levels of liquid assets so that funds are available when needed. Excess liquidity is invested in overnight federal funds sold and other short-term investments. As a member of the Federal Home Loan Bank of Dallas, First NBC Bank had access to approximately $301.4 million of available lines of credit secured by qualifying collateral as of June 30, 2013. In addition, First NBC Bank maintains $75.0 million in lines of credit with its correspondent banks to support its liquidity.

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

The Company’s interest sensitivity profile was somewhat asset sensitive as of June 30, 2013, though its base net interest income would increase in the case of either an interest rate increase or decrease. Hedging instruments utilized by First NBC Bank, which consist primarily of interest rate swaps and options, protect the bank in a rising interest rate environment by providing long term funding costs at a fixed interest rate to allow the Bank to continue to fund its projected loan growth. In addition, the bank utilizes interest rate floors in loan pricing to manage interest rate risk in a declining rate environment.

The following table sets forth the net interest income simulation analysis as of June 30, 2013.

TABLE 16- CHANGE IN NET INTEREST INCOME FROM INTEREST RATE CHANGES

Interest Rate Scenario	% Change in Net Interest Income
+300 basis points	16.3%
+200 basis points	12.1%
+100 basis points	6.6%
Base	0.0%
-100 basis points	6.7%

The Company also manages exposure to interest rates by structuring its balance sheet in the ordinary course of business. An important measure of interest rate risk is the relationship of the repricing period of earning assets and interest-bearing liabilities. The more closely the repricing periods are correlated, the less interest rate risk it has. From time to time, the Company may use instruments such as leveraged derivatives, structured notes, interest rate swaps, caps, floors, financial options, financial futures contracts or forward delivery contracts to reduce interest rate risk. As of June 30, 2013, the Company had hedging instruments in the notional amount of $115.0 million and with a fair value of a $54,000 net liability.

An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market interest rates. A measurement of interest rate risk is performed by analyzing the maturity and repricing relationships between interest earning assets and interest bearing liabilities at specific points in time (gap). Interest rate sensitivity reflects the potential effect on net interest income of a movement in interest rates. An institution is considered to be asset sensitive, or having a positive gap, when the amount of its interest-earning assets maturing or repricing within a given period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. Conversely, an institution is considered to be liability sensitive, or having a negative gap, when the amount of its interest-bearing liabilities maturing or repricing within a given period exceeds the amount of its interest-earning assets also maturing or repricing within that time period. During a period of rising interest rates, a negative gap would tend to affect net interest income adversely, while a positive gap would tend to increase net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely.

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

The Company faces the risk that borrowers might repay their loans sooner than the contractual maturity. If interest rates fall, the borrower might repay their loan, forcing the bank to reinvest in a potentially lower yielding asset. This prepayment would have the effect of lowering the overall portfolio yield which may result in lower net interest income. The Company has assumed that these loans will prepay, if the borrower has sufficient incentive to do so, using prepayment tables provided by third party consultants. In addition, some assets, such as mortgage-backed securities or purchased loans, are held at a premium, and if these assets prepay, the Company would have to write down the premium, which would temporarily reduce the yield. Conversely, as interest rates rise, borrowers might prepay their loans more slowly, which would leave lower yielding assets as interest rates rise.

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

Quantitative and qualitative disclosures about market risk are presented at December 31, 2012 in the Company’s Form S-1, dated April 8, 2013, as amended, as filed with the SEC. Additional information at June 30, 2013 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.	Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2013 was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).

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

From time to time, the Company and its direct and indirect subsidiaries are parties to lawsuits arising in the ordinary course of business. However, there are no material pending to which the Company, any of its direct and indirect subsidiaries, or any of their respective properties are currently subject.

Item 1A.	Risk Factors

NOTE: Unless the context otherwise requires, references in this Item 1A to “we,” “our,” and “us” refer to First NBC Bank Holding Company and its consolidated subsidiaries.

We believe the risks described below are the risks that are material to us as of the date of this Quarterly Report on Form 10-Q. If any of the following risks actually occur, our business, financial condition, results of operations and growth prospects could be materially and adversely affected. These risks are not the only risks that we may face in connection our business, financial condition, results of operations and growth prospects, which could also be affected by additional factors that apply to all companies operating in the United States, as well as other risks that are not currently known to us or that we currently consider to be immaterial to our business, financial condition, results of operations and growth prospects.

Risks Relating to our Business

As a business operating in the financial services industry, our business and operations may be adversely affected in numerous and complex ways by weak economic conditions.

Our businesses and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States. If the U.S. economy weakens, our growth and profitability from our lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process, the medium and long-term fiscal outlook of the federal government, and future tax rates is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries, including uncertainty over the stability of the euro currency, could affect the stability of global financial markets, which could hinder U.S. economic growth. Weak economic conditions are characterized by deflation, fluctuations in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. The current economic environment is also characterized by interest rates at historically low levels, which impacts our ability to attract deposits and to generate attractive earnings through our investment portfolio. All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable. Our business is also significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and prospects.

We rely heavily on our management team and could be adversely affected by the unexpected loss of key officers.

We are led by an experienced core management team with substantial experience in the markets that we serve, and our operating strategy focuses on providing products and services through long-term relationship managers. Accordingly, our success depends in large part on the performance of our key personnel, as well as on our ability to attract, motivate and retain highly qualified senior and middle management. Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business plan may be lengthy. In particular, we believe that retaining Ashton J. Ryan, Jr., Marsha S. Crowle, William J. Burnell, George L. Jourdan, William M. Roohi and Mary Beth Verdigets is important to our success. We may not be successful in retaining our key employees, and the unexpected loss of services of one or more of our key personnel could have a material adverse effect on our business because of their skills, knowledge of our market, years of industry experience, long-term customer relationships, and the difficulty of promptly finding qualified replacement personnel. If the services of any of our key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to us, which could cause a material adverse effect on our business, financial condition, results of operations and prospects.

Our business is concentrated in the New Orleans metropolitan area, and we are more sensitive than our more geographically diversified competitors to adverse changes in the local economy.

We conduct substantially all of our operations in Louisiana, and more specifically, within the New Orleans metropolitan area. Substantially all of the real estate loans in our loan portfolio are secured by properties located in Louisiana. The New Orleans economy is particularly sensitive to oil and gas prices and tourism demand. We compete against a number of financial institutions who maintain significant operations located outside of the New Orleans metropolitan area and outside the State of Louisiana. Accordingly, any regional or local economic downturn, or natural or man-made disaster, that affects Louisiana and New Orleans or existing or prospective property or borrowers in Louisiana and New Orleans may affect us and our profitability more significantly and more adversely than our more geographically diversified competitors, which could cause a material adverse effect on our business, financial condition, results of operations and prospects.

As recovery from Hurricane Katrina winds down in New Orleans, local economic activity may be depressed, which would adversely affect our growth.

New Orleans was devastated by Hurricane Katrina in 2005, which resulted in severe loss of life, property and infrastructure damage estimated to between $75-$100 billion, and depressed real estate and labor markets and economic activity. Rebuilding continues, aided by more than $70 billion in federal government spending to date. We believe that our growth since inception has been accelerated because of the economic growth in New Orleans stimulated by this spending. The expected reduction in government spending on rebuilding in New Orleans could reduce economic activity in the region, which would adversely affect our growth and could have a material adverse effect on our business, financial condition, results of operations and prospects.

The market in which we operate is susceptible to hurricanes and other natural disasters and adverse weather, as well as man-made disasters, which may adversely affect our business and operations.

Substantially all of our business is in the New Orleans metropolitan area, which is an area that has and will continue to be damaged by major hurricanes, floods, tornadoes, tropical storms, and other natural disasters and adverse weather. These natural disasters can disrupt our operations, cause widespread property damage, and severely depress the local economies in which we operate. Man-made disasters, like the 2010 Deepwater Horizon oil spill off the Louisiana coast, can also depress sectors that are critical to the New Orleans economy, such as tourism, energy and fishing, and other economic activity in the area. Economic losses from 2011 through 2013 for Louisiana commercial fisheries resulting from the oil spill are projected to be approximately $115-173 million. We believe that the moratorium on offshore drilling has also had an adverse impact on economic growth in the region. Any economic decline as a result of a natural disaster, adverse weather, oil spill or other man-made disaster can reduce the demand for loans and our other products and services. In addition, the rates of delinquencies, foreclosures, bankruptcies and losses on loan portfolios may increase substantially, as uninsured property losses or sustained job interruption or loss may materially impair the ability of borrowers to repay their loans. Moreover, the value of real estate or other collateral that secures the loans could be materially and adversely affected by a disaster. A disaster could, therefore, result in decreased revenue and loan losses that have a material adverse effect our business, financial condition, results of operations and prospects.

We may not be able to adequately measure and limit our credit risk, which could adversely affect our profitability.

Our business model is focused primarily on lending to customers. The business of lending is inherently risky, including risks that the principal of or interest on the loan will not be repaid timely or at all or that the value of any collateral supporting the loan will be insufficient to cover our outstanding exposure. These risks may be affected by the strength of the borrower’s business sector and local, regional and national market and economic conditions. Our risk management practices, such as monitoring the concentration of our loans within specific industries and our credit approval practices, may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. Finally, many of our loans are made to small and medium-sized businesses that are less able to withstand competitive, economic and financial pressures than larger borrowers. A failure to effectively measure and limit the credit risk associated with our loan portfolio could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our allowance for loan losses may prove to be insufficient to absorb losses inherent in our loan portfolio.

We maintain an allowance for loan losses that represents management’s best estimate of the loan losses and risks inherent in our loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses is inherently highly subjective and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Inaccurate management assumptions, continuing deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan losses. In addition, our regulators, as an integral part of their examination process, periodically review our loan portfolio and the adequacy of our allowance for loan losses and may require adjustments based on judgments different than those of management. Further, if actual charge-offs in future periods exceed the amounts allocated to the allowance for loan losses, we may need additional provision for loan losses to restore the adequacy of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, our business, financial condition, results of operations and prospects could be materially and adversely affected.

Our commercial real estate loan portfolio exposes us to risks that may be greater than the risks related to our other mortgage loans.

Our loan portfolio includes non-owner-occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties, as well as real estate construction and development loans. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. This may be adversely affected by changes in the economy or local market conditions. These loans expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate. If we foreclose on these loans, our holding period for the collateral typically is longer than for a 1-4 family residential property because there are fewer potential purchasers of the collateral. Additionally, non-owner-occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on non-owner-occupied commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio would require us to increase our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition, results of operations and prospects.

A prolonged downturn in the real estate market could result in losses and adversely affect our profitability.

As a material part of our business, we make commercial and consumer real estate loans. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. The recent recession has adversely affected real estate market values across the country, and, along with the damage from Hurricane Katrina, in New Orleans specifically, values may continue to decline. A further decline in real estate values could further impair the value of our collateral and our ability to sell the collateral upon any foreclosure, which would likely require us to increase our provision for loan losses. In the event of a default with respect to any of these loans, the amounts we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. If we are required to re-value the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan losses, our profitability could be adversely affected, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Lack of seasoning of our loan portfolio could increase risk of credit defaults in the future.

As a result of our growth over the past three years, a large portion of loans in our loan portfolio and of our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because a large portion of our portfolio is relatively new, the current level of delinquencies and defaults may not represent the level that may prevail as the portfolio becomes more seasoned. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which could materially adversely affect our business, financial condition, results of operations and prospects.

Our high concentration of large loans to certain borrowers may increase our credit risk.

Our growth over the last several years has been partially attributable to our ability to originate and retain large loans. Many of these loans have been made to a small number of borrowers, resulting in a high concentration of large loans to certain borrowers. Along with other risks inherent in these loans, such as the deterioration of the underlying businesses or property securing these loans, this high concentration of borrowers presents a risk to our lending operations. If any one of these borrowers becomes unable to repay its loan obligations as a result of economic or market conditions, or personal circumstances, such as divorce or death, our nonperforming loans and our provision for loan losses could increase significantly, which could materially and adversely affect our business, financial condition, results of operations and prospects.

Delinquencies, defaults and foreclosures in residential mortgages have recently increased, creating a higher risk of repurchases and indemnity requests, which could adversely affect our profitability.

We originate residential mortgage loans for sale to government-sponsored enterprises, such as Fannie Mae, and other investors. As a part of this process, we make various representations and warranties to these purchasers that are tied to the underwriting standards under which the investors agreed to purchase the loan. If a representation or warranty proves to be untrue, we could be required to repurchase one or more of the mortgage loans or indemnify the investor. Repurchase and indemnity obligations tend to increase during weak economic times, as investors seek to pass on the risks associated with mortgage loan delinquencies. If we are forced to repurchase delinquent mortgage loans that we have previously sold to investors, or indemnify those investors, our business, financial condition, results of operations and prospects could be adversely affected.

We face significant competition to attract and retain customers, which could adversely affect our growth and profitability.

We operate in the highly competitive banking industry and face significant competition for customers from bank and non-bank competitors, particularly regional and nationwide institutions, in originating loans, attracting deposits and providing other financial services. Our competitors are generally larger and have significantly more resources, greater name recognition, and more extensive and established branch networks than we do. Because of their scale, many of these competitors can be more aggressive than we can on loan and deposit pricing. Also, many of our non-bank competitors have fewer regulatory constraints and may have lower cost structures. We expect competition to continue to intensify due to financial institution consolidation; legislative, regulatory and technological changes; and the emergence of alternative banking sources.

Our ability to compete successfully will depend on a number of factors, including, among other things:

•	our ability to build and maintain long-term customer relationships while ensuring high ethical standards and safe and sound banking practices;

•	the scope, relevance and pricing of products and services that we offer;

•	customer satisfaction with our products and services;

•	industry and general economic trends; and

•	our ability to keep pace with technological advances and to invest in new technology.

Increased competition could require us to increase the rates that we pay on deposits or lower the rates that we offer on loans, which could reduce our profitability. Our failure to compete effectively in our market could restrain our growth or cause us to lose market share, which could materially and adversely affect our business, financial condition, results of operations and prospects.

As a community bank, our ability to maintain our reputation is critical to the growth of our business.

We are a community bank, and our reputation is one of the most valuable components of our business. Our growth over the past several years has depended on attracting new customers from competing financial institutions and increasing our market share, primarily by the involvement of our employees in the community and word-of-mouth advertising, rather than on growth in the market for banking services in New Orleans. As such, we strive to enhance our reputation by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve and delivering superior service to our customers. If our reputation is negatively affected by the actions of our employees or otherwise, we may be less successful in attracting new customers, and our business, financial condition, results of operations and prospects could be materially and adversely affected.

Our growth has been aided by acquisitions of our local competitors, which may not continue.

In recent years, several of our local competitors have been acquired by larger, regional or nationwide institutions. As a result of these acquisitions, whether because of disruptions caused by merger integration problems, a desire to stay with a New Orleans-based institution or otherwise, many customers of the target institutions have chosen instead to bank with us. However, since 2011, we have been the largest bank holding company based in New Orleans by a significant margin, and acquisitions of our New Orleans-based competitors in the future would be unlikely to result in a comparable number of customers seeking a new, locally based institution. The absence of these growth opportunities could materially and adversely affect our business, financial condition, results of operations and prospects.

We may not be able to manage the risks associated with our anticipated growth and expansion through de novo branching, which could adversely affect our profitability.

Our business strategy includes evaluating strategic opportunities to grow organically through the expansion of First NBC Bank’s branch banking network, and we believe that branch expansion has been meaningful to our growth since inception. De novo branching carries with it certain risks, including: significant costs and anticipated initial operating losses associated with establishing a de novo branch; the inability to secure the services of qualified senior management to operate the de novo branch; local market reception for de novo branches established outside of the New Orleans metropolitan area; local economic conditions in the market served by the de novo branch; challenges associated with securing attractive locations within a new market at a reasonable cost; and the additional strain on management resources and internal systems and controls. If we are unable to manage the risks associated with our anticipated growth through de novo branching, our business, financial condition, results of operations and prospects may be materially and adversely affected.

We may not be able to overcome the integration and other risks associated with acquisitions, which could adversely affect our growth and profitability.

Although we plan to continue to grow our business organically, we may from time to time consider acquisition opportunities that we believe complement our activities and have the ability to enhance our profitability. Our acquisition activities could be material to our business and involve a number of risks, including the following:

•

incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in our attention being diverted from the operation of our existing business;

•	using inaccurate estimates and judgments to evaluate credit, operations, management and market risks with respect to the target institution or assets;

•	intense competition from other banking organizations and other inquirers for acquisitions;

•	potential exposure to unknown or contingent liabilities of banks and businesses we acquire;

•	the time and expense required to integrate the operations and personnel of the combined businesses;

•	experiencing higher operating expenses relative to operating income from the new operations;

•	creating an adverse short-term effect on our results of operations;

•	losing key employees and customers as a result of an acquisition that is poorly received;

•	significant problems relating to the conversion of the financial and customer data of the entity

•	integration of acquired customers into our financial and customer product systems; or

•	risks of impairment to goodwill or other than temporary impairment.

Depending on the condition of any institution or assets or liabilities that we may acquire, that acquisition may, at least in the near term, adversely affect our capital and earnings and, if not successfully integrated with our organization, may continue to have such effects over a longer period. We may not be successful in overcoming these risks or any other problems encountered in connection with pending or potential acquisitions, and any acquisition we may consider will be subject to prior regulatory approval. Our inability to overcome these risks could have an adverse effect on our profitability, return on equity and return on assets, our ability to implement our business strategy and enhance shareholder value, which, in turn, could have a material adverse effect on our business, financial condition, results of operations and prospects.

If we fail to correct the material weakness that we have identified in our internal control over financial reporting or otherwise maintain effective internal control over financial reporting, we may not be able to report our financial results accurately and timely, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports, and the price of our common stock may decline.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on that system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. As a public company, we will be required to comply with the Sarbanes-Oxley Act and other rules that govern public companies. In particular, we will be required to certify our compliance with Section 404 of the Sarbanes-Oxley Act beginning with our second annual report on Form 10-K, which will require us to furnish annually a report by management on the effectiveness of our internal control over financial reporting. In addition, unless we remain an emerging growth company and elect additional transitional relief available to emerging growth companies, our independent registered public accounting firm will be required to report on the effectiveness of our internal control over financial reporting beginning as of that second annual report.

During 2012, we identified a material weakness in our internal control that related to the accounting for the deferred tax aspects of certain of our investments in the entities that generate tax credits. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness in our internal control was the lack of a sufficient number of accounting employees with the appropriate technical skills and knowledge regarding tax credit investments. We have taken what we believe are the appropriate actions to address the weakness including, hiring additional accounting personnel, providing training to our personnel to develop the expertise in tax credits, using outside accountants and consultants to supplement our internal staff when necessary, and implementing additional internal control procedures. We will continue to periodically test and update, as necessary, our internal control systems, including our financial reporting controls. However, our actions may not be sufficient to result in an effective internal control environment.

If our actions are insufficient to fully correct the internal control weakness that we have identified, if we identify other material weaknesses in our internal control over financial reporting in the future, if we cannot comply with the requirements of the Sarbanes-Oxley Act in a timely manner or attest that our internal control over financial reporting is effective, or if our independent registered public accounting firm cannot express an opinion as to the effectiveness of our internal control over financial reporting when required, we may not be able to report our financial results accurately and timely. As a result, investors, counterparties and customers may lose confidence in the accuracy and completeness of our financial reports; our liquidity, access to capital markets, and perceptions of our creditworthiness could be adversely affected; and the market price of our common stock could decline. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the Securities and Exchange Commission, the Federal Reserve or the FDIC, or other regulatory authorities, which could require additional financial and management resources. These events could have a material adverse effect on our business, financial condition, results of operations and prospects.

Regulatory requirements affecting our loans secured by commercial real estate could limit our ability to leverage our capital and adversely affect our growth and profitability.

The federal bank regulatory agencies have indicated their view that banks with high concentrations of loans secured by commercial real estate are subject to increased risk and should hold higher capital than regulatory minimums to maintain an appropriate cushion against loss that is commensurate with the perceived risk. Because a significant portion of our loan portfolio is dependent on commercial real estate, a change in the regulatory capital requirements applicable to us as a result of these policies could limit our ability to leverage our capital, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We maintain a significant investment in tax credits, which we may not be able to fully utilize.

We maintain significant investments in entities for which we receive allocations of tax credits, which we utilize to offset our taxable income. Substantially all of these tax credits are related to development projects that are subject to ongoing compliance requirements over certain periods of time to fully realize their value. If these projects are not operated in full compliance with the required terms, the tax credits could be subject to recapture or restructuring. Any of these events could have a material effect on our business, financial condition, results of operations and prospects.

Our effective federal income tax rate may increase.

As a result of our utilization of tax credits, we have recognized federal income taxes at effective tax rates substantially below statutory tax rates in every year since our inception. In some years, we paid no federal income taxes, even though we were profitable. We expect that tax credit-motivated investments will continue to be a material part of our business strategy for the foreseeable future. However, our ability to continue to access tax credits in the future will depend, among other factors, on federal and state tax policies, as well as the level of competition for future tax credits. Any of these tax credit programs could be discontinued at any time by future legislative action. If we are unable for any reason to maintain a level of federal tax credits consistent with our historical allocations, our effective federal income tax rate and taxes paid would be expected to increase, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The dividend rate on our Series D preferred stock fluctuates based on the changes in our “qualified small business lending” and other factors and may increase, which could adversely affect income to common shareholders.

We issued $37.9 million in Series D preferred stock to the U.S. Treasury in August 2011 in connection with the Small Business Lending Fund program. The dividend rate is subject to adjustment over the second through tenth dividend periods and could be as high as 5% per annum if our “qualified small business lending” decreases below certain levels or we fail to comply with certain other terms of our Series D preferred stock. From the eleventh dividend period through 4.5 years from our issuance of the Series D preferred stock, the annual dividend rate will be fixed at a rate between 1% and 7%, based upon the level of our “qualified small business lending” at the end of the ninth dividend period. In addition, if our “qualified small business lending” at the end of the ninth dividend period does not exceed our baseline calculation, we will also be subject to a lending incentive fee of 2% per annum, payable quarterly, calculated based on the liquidation value of our Series D preferred stock, beginning with dividend payment dates on or after April 1, 2014 and ending on April 1, 2016. The dividend rate increases to a fixed rate of 9% after 4.5 years from the issuance of our Series D preferred stock. Since issuance, we have maintained our “qualified small business lending” at levels that would enable us to qualify for the lowest dividend rate. If we are unable to maintain our “qualified small business lending” at certain levels, if we fail to comply with certain other terms of our Series D preferred stock, or if we are unable to redeem our Series D preferred stock within 4.5 years following issuance, the dividend rate on our Series D preferred stock could result in materially greater dividend payments, which in turn could adversely impact our business, financial condition, results of operations and prospects.

We are subject to interest rate risk, which could adversely affect our profitability.

Our profitability, like that of most financial institutions, depends to a large extent on our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and investment securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowings. We have positioned our asset portfolio to benefit in a higher or lower interest rate environment, but this may not remain true in the future. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits, the fair value of our financial assets and liabilities, and the average duration of our assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition, an increase in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations. These circumstances could not only result in increased loan defaults, foreclosures and charge-offs, but also necessitate further increases to the allowance for loan losses which may materially and adversely affect our business, results of operations, financial condition and prospects.

Liquidity risk could impair our ability to fund operations and meet our obligations as they become due.

Liquidity is essential to our business. Liquidity risk is the potential that we will be unable to meet our obligations as they come due because of an inability to liquidate assets or obtain adequate funding. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Market conditions or other events could also negatively affect the level or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations and fund asset growth and new business transactions at a reasonable cost, in a timely manner and without adverse consequences. Any substantial, unexpected or prolonged change in the level or cost of liquidity could have a material adverse effect on our ability to meet deposit withdrawals and other customer needs, which could have a material adverse effect on business, financial condition, results of operations and prospects.

By engaging in derivative transactions, we are exposed to credit and market risk, which could adversely affect our profitability and financial condition.

We manage interest rate risk by, among other things, utilizing derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. Hedging interest rate risk is a complex process, requiring sophisticated models and constant monitoring, and is not a perfect science. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. The effect of this unrealized appreciation or depreciation will generally be offset by income or loss on the derivative instruments that are linked to the hedged assets and liabilities. By engaging in derivative transactions, we are exposed to credit and market risk. If the counterparty fails to perform, credit risk exists to the extent of the fair value gain in the derivative. Market risk exists to the extent that interest rates change in ways that are significantly different from what we expected when we entered into the derivative transaction. The existence of credit and market risk associated with our derivative instruments could adversely affect our net interest income and, therefore, could have a material adverse effect on our business, financial condition, results of operations and prospects.

The fair value of our investment securities can fluctuate due to factors outside of our control.

Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition and prospects. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

Deterioration in the fiscal position of the U.S. federal government and downgrades in U.S. Treasury and federal agency securities could adversely affect us and our banking operations.

The long-term outlook for the fiscal position of the U.S. federal government is uncertain, as illustrated by the 2011 downgrade by certain rating agencies of the credit rating of the U.S. government and federal agencies. However, in addition to causing economic and financial market disruptions, any future downgrade, failure to raise the U.S. statutory debt limit, or deterioration in the fiscal outlook of the U.S. federal government, could, among other things, materially adversely affect the market value of the U.S. and other government and governmental agency securities that we hold, the availability of those securities as collateral for borrowing, and our ability to access capital markets on favorable terms. In particular, it could increase interest rates and disrupt payment systems, money markets, and long-term or short-term fixed income markets, adversely affecting the cost and availability of funding, which could negatively affect our profitability. Also, the adverse consequences of any downgrade could extend to those to whom we extend credit and could adversely affect their ability to repay their loans. Any of these developments could materially adversely affect our business, financial condition, results of operations and prospects.

We may be adversely affected by the soundness of other financial institutions.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, and other relationships. We have exposure to different industries and counterparties, and through transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. These losses or defaults could have a material adverse effect on our business, financial condition, results of operations and prospects.

We depend on our information technology and telecommunications systems and third-party servicers, and any systems failures or interruptions could adversely affect our operations and financial condition.

Our business depends on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. We outsource many of our major systems, such as data processing, loan servicing and deposit processing systems. For example, FIS Banking Solutions provides our entire core banking system through a service bureau arrangement. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may bear costs associated with the proliferation of computer theft and cybercrime.

We necessarily collect, use and hold data concerning individuals and businesses with whom we have a banking relationship. Threats to data security, including unauthorized access and cyber attacks, rapidly emerge and change, exposing us to additional costs for protection or remediation and competing time constraints to secure our data in accordance with customer expectations and statutory and regulatory requirements. It is difficult or impossible to defend against every risk being posed by changing technologies as well as criminals intent on committing cyber-crime. Increasing sophistication of cyber-criminals and terrorists make keeping up with new threats difficult and could result in a breach. Patching and other measures to protect existing systems and servers could be inadequate, especially on systems that are being retired. Controls employed by our information technology department and cloud vendors could prove inadequate. We could also experience a breach by intentional or negligent conduct on the part of employees or other internal sources. Our systems and those of our third-party vendors may become vulnerable to damage or disruption due to circumstances beyond our or their control, such as from catastrophic events, power anomalies or outages, natural disasters, network failures, and viruses and malware.

A breach of our security that results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs, and reputational damage, any of which could have a material adverse effect on our business, results of operations, financial condition and prospects.

We are subject to environmental liability risk associated with our lending activities.

In the course of our business, we may purchase real estate, or we may foreclose on and take title to real estate. As a result, we could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. Any significant environmental liabilities could cause a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Relating to the Regulation of our Industry

We operate in a highly regulated environment, which could restrain our growth and profitability.

We are subject to extensive regulation and supervision that governs almost all aspects of our operations. These laws and regulations, and the supervisory framework that oversees the administration of these laws and regulations, are primarily intended to protect consumers, depositors, the Deposit Insurance Fund and the banking system as a whole, and not shareholders and counterparties. These laws and regulations, among other matters, affect our lending practices, capital structure, investment practices, dividend policy, operations and growth. Compliance with the myriad laws and regulations applicable to our organization can be difficult and costly. In addition, these laws, regulations and policies are subject to continual review by governmental authorities, and changes to these laws, regulations and policies, including changes in interpretation or implementation of these laws, regulations and policies, could affect us in substantial and unpredictable ways and often impose additional compliance costs. Further, any new laws, rules and regulations, such as the Dodd-Frank Act, could make compliance more difficult or expensive. All of these laws and regulations, and the supervisory framework applicable to our industry, could have a material adverse effect on our business, financial condition, results of operations and prospects.

Federal and state regulators periodically examine our business and we may be required to remediate adverse examination findings.

The Federal Reserve, the FDIC and the Louisiana Office of Financial Institutions periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a federal banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. Any regulatory action against us could have a material adverse effect on our business, results of operations, financial condition and prospects.

Our FDIC deposit insurance premiums and assessments may increase.

The deposits of First NBC Bank are insured by the FDIC up to legal limits and, accordingly, subject it to the payment of FDIC deposit insurance assessments. The bank’s regular assessments are determined by its risk classification, which is based on its regulatory capital levels and the level of supervisory concern that it poses. High levels of bank failures since the beginning of the financial crisis and increases in the statutory deposit insurance limits have increased resolution costs to the FDIC and put significant pressure on the Deposit Insurance Fund. In order to maintain a strong funding position and restore the reserve ratios of the Deposit Insurance Fund, the FDIC increased deposit insurance assessment rates and charged a special assessment to all FDIC-insured financial institutions. Further increases in assessment rates or special assessments may occur in the future, especially if there are significant additional financial institution failures. Any future special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could materially and adversely affect our business, financial condition, results of operations and prospects.

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the Community Reinvestment Act or fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations and prospects.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could materially and adversely affect our business, financial condition, results of operations and prospects.

Risks Relating to an Investment in our Common Stock

The market price of our common stock may be subject to substantial fluctuations, which may make it difficult for you to sell your shares at the volume, prices and times desired.

The market price of our common stock may be highly volatile, which may make it difficult for you to resell your shares at the volume, prices and times desired. There are many factors that may impact the market price and trading volume of our common stock, including, without limitation:

•	actual or anticipated fluctuations in our operating results, financial condition or asset quality;

•	changes in economic or business conditions;

•	the effects of, and changes in, trade, monetary and fiscal policies, including the interest rate policies of the Federal Reserve;

•

publication of research reports about us, our competitors, or the financial services industry generally, or changes in, or failure to meet, securities analysts’ estimates of our financial and operating performance, or lack of research reports by industry analysts or ceasing of coverage;

•	operating and stock price performance of companies that investors deemed comparable to us;

•	future issuances of our common stock or other securities;

•	additions or departures of key personnel;

•	proposed or adopted changes in laws, regulations or policies affecting us;

•	perceptions in the marketplace regarding our competitors and/or us;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving our competitors or us;

•	other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services; and

•	other news, announcements or disclosures (whether by us or others) related to us, our competitors, our core market or the financial services industry.

The stock market and, in particular, the market for financial institution stocks, have experienced substantial fluctuations in recent years, which in many cases have been unrelated to the operating performance and prospects of particular companies. In addition, significant fluctuations in the trading volume in our common stock may cause significant price variations to occur. Increased market volatility may materially and adversely affect the market price of our common stock, which could make it difficult to sell your shares at the volume, prices and times desired.

We are an “emerging growth company,” and the reduced reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although we could lose that status sooner if our gross revenues exceed $1.0 billion, if we issue more than $1.0 billion in non-convertible debt in a three year period, or if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions, or if we choose to rely on additional exemptions in the future. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

An active, liquid market for our common stock may not or be sustained, which may impair your ability to sell your shares.

Although our common stock is listed on the Nasdaq Global Select Market, an active, liquid trading market for our common stock may not be sustained. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace and independent decisions of willing buyers and sellers of our common stock, over which we have no control. Without an active, liquid trading market for our common stock, shareholders may not be able to sell their shares at the volume, prices and times desired. Moreover, the lack of an established market could materially and adversely affect the value of our common stock. The market price of our common stock could decline significantly due to actual or anticipated issuances or sales of our common stock in the future.

Securities analysts may not initiate or continue coverage on our common stock, which could adversely affect the market for our common stock.

The trading market for our common stock will depend in part on the research and reports that securities analysts publish about us and our business. We do not have any control over these securities analysts, and they may not cover our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect its market price. If we are covered by securities analysts, and our common stock is the subject of an unfavorable report, the price of our common stock may decline. If one or more of these analysts cease to cover us or fail to publish regular reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our common stock to decline.

The rights of our common shareholders are subordinate to the rights of the holders of our Series D preferred stock and any debt securities that we may issue and may be subordinate to the holders of any other class of preferred stock that we may issue in the future.

We have issued 37,935 shares of our Series D preferred stock to the U.S. Treasury in connection with our participation in the Small Business Lending Fund program. These shares have rights that are senior to our common stock. As a result, we must make payments on the preferred stock before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the Series D preferred stock must be satisfied in full before any distributions can be made to the holders of our common stock. Our Board of Directors has the authority to issue in the aggregate up to 10,000,000 shares of preferred stock, and to determine the terms of each issue of preferred stock, without shareholder approval. Accordingly, you should assume that any shares of preferred stock that we may issue in the future will also be senior to our common stock. Because our decision to issue debt or equity securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, the amount, timing, nature or success of our future capital raising efforts is uncertain. Thus, common shareholders bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings will negatively affect the market price of our common stock.

We do not intend to pay dividends in the foreseeable future.

Our Board of Directors intends to retain all of our earnings to promote growth and build capital. Accordingly, we do not expect to pay dividends in the foreseeable future. In addition, we are subject to certain restrictions on the payment of cash dividends as a result of banking laws, regulations and policies as well as our participation in the Treasury’s Small Business Lending Fund program. Finally, because First NBC Bank is our only material asset, our ability to pay dividends to our shareholders depends on our receipt of dividends from the bank, which is also subject to restrictions on dividends as a result of banking laws, regulations and policies. Accordingly, if the receipt of dividends over the near term is important to you, you should not invest in our common stock.

Our corporate governance documents, and certain corporate and banking laws applicable to us, could make a takeover more difficult.

Certain provisions of our articles of incorporation and bylaws, and corporate and federal banking laws, could make it more difficult for a third party to acquire control of our organization or conduct a proxy contest, even if those events were perceived by many of our shareholders as beneficial to their interests. These provisions, and the corporate and banking laws and regulations applicable to us:

•	enable our Board of Directors to issue additional shares of authorized, but unissued capital stock;

•	enable our Board of Directors to issue “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by the Board;

•	enable our Board of Directors to increase the size of the Board and fill the vacancies created by the increase;

•	enable our Board of Directors to amend our bylaws without shareholder approval;

•	require advance notice for director nominations and other shareholder proposals; and

•	require prior regulatory application and approval of any transaction involving control of our organization.

These provisions may discourage potential acquisition proposals and could delay or prevent a change in control, including under circumstances in which our shareholders might otherwise receive a premium over the market price of our shares.

An investment in our common stock is not an insured deposit and is subject to risk of loss.

Your investment in our common stock is not a bank deposit and is not insured or guaranteed by the FDIC or any other government agency. Your investment is subject to investment risk, and you must be capable of affording the loss of your entire investment.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 9, 2013, the Company’s registration statement on Form S-1 (File No. 333-187787), which related to the Company’s initial public offering, was declared effective by the SEC. Under that registration statement, the Company registered and sold an aggregate of 4,791,667 shares of common stock at a price to the public of $24.00 per share, generating gross offering proceeds of $115,000,008. Sandler O’Neill & Partners, L.P. and Keefe Bruyette & Woods, Inc. served as joint bookrunning managers for the offering. The net proceeds to the Company of the sale of such shares, after underwriting commissions and offering expenses, were approximately $104.5 million. There has been no material change in the planned use of proceeds from the Company’s initial public offering as described in its final prospectus filed with the SEC on May 9, 2013 under Rule 424(b) of the Securities Act of 1933, as amended.

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

First NBC Bank Holding Company

Date: August 14, 2013	By:	/s/ Ashton J. Ryan, Jr.
Ashton J. Ryan, Jr.
President and Chief Executive Officer

Date: August 14, 2013	By:	/s/ Mary Beth Verdigets
Mary Beth Verdigets
Executive Vice President and Chief Financial Officer