Form 10-Q
period 2013-09-30
First NBC Bank Holding Co
filed 2013-11-14
CIK 1496631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 1, 2013, the registrant had 17,934,287 shares of common stock, par value $1.00 per share, outstanding.

FIRST NBC BANK HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands)	(Unaudited) September 30, 2013	December 31, 2012
Assets
Cash and due from banks	$54,061	$26,471
Short-term investments	71,096	9,541
Investment securities available for sale, at fair value	487,442	486,399
Investment securities held to maturity	95,429	—
Mortgage loans held for sale	3,988	25,860
Loans, net of allowance for loan losses of $29,990 and $26,977, respectively	2,187,522	1,895,240
Bank premises and equipment, net	49,838	47,067
Accrued interest receivable	9,832	8,728
Goodwill and other intangible assets	8,495	8,682
Investment in real estate properties	9,429	6,935
Investment in tax credit entities	85,857	67,393
Cash surrender value of bank-owned life insurance	26,022	25,506
Other real estate	6,481	8,632
Deferred tax asset	44,295	16,589
Receivables from sales of investments	—	16,909
Other assets	21,285	20,915

Total assets	$3,161,072	$2,670,867

Liabilities and equity
Deposits:
Noninterest-bearing	$241,383	$239,538
Interest-bearing	2,392,794	2,028,990

Total deposits	2,634,177	2,268,528
Short-term borrowings	—	21,800
Repurchase agreements	67,619	36,287
Long-term borrowings	55,220	75,220
Derivative instruments	5,119	6,854
Accrued interest payable	6,425	5,557
Other liabilities	23,701	8,519

Total liabilities	2,792,261	2,422,765
Shareholders’ equity:
Preferred stock
Convertible preferred stock Series C – no par value; 1,680,219 shares authorized; 916,841 shares issued and outstanding at September 30, 2013 and December 31, 2012	11,231	11,231
Preferred stock Series D – no par value; 37,935 shares authorized, issued and outstanding at September 30, 2013 and December 31, 2012	37,935	37,935
Common stock- par value $1 per share; 20,000,000 shares authorized; 17,933,992 shares issued and outstanding at September 30, 2013 and 13,052,583 shares issued and outstanding at December 31, 2012	17,934	13,052
Additional paid-in capital	229,995	128,984
Accumulated earnings	86,928	59,825
Accumulated other comprehensive loss, net	(15,213)	(2,926)

Total shareholders’ equity	368,810	248,101
Noncontrolling interest	1	1

Total equity	368,811	248,102

Total liabilities and equity	$3,161,072	$2,670,867

See accompanying notes.

FIRST NBC BANK HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except per share data)	2013	2012	2013	2012
Interest income:
Loans, including fees	$28,566	$24,603	$81,117	$71,640
Investment securities	3,361	2,289	8,348	6,318
Short-term investments	46	35	122	105

	31,973	26,927	89,587	78,063
Interest expense:
Deposits	9,516	7,387	26,578	21,495
Borrowings and securities sold under repurchase agreements	634	548	2,244	1,520

	10,150	7,935	28,822	23,015

Net interest income	21,823	18,992	60,765	55,048
Provision for loan losses	2,400	1,800	7,400	6,235

Net interest income after provision for loan losses	19,423	17,192	53,365	48,813

Noninterest income:
Service charges on deposit accounts	501	608	1,461	1,993
Investment securities gain, net	—	103	306	1,860
Gain (loss) on other assets sold, net	11	(12)	141	229
Gain (loss) on fixed assets, net	3	—	10	(4)
Gain on sale of loans, net	44	—	322	603
Cash surrender value income on bank-owned life insurance	166	187	516	567
Income from sales of state tax credits	390	71	1,180	790
Community Development Entity fees earned	400	36	1,728	276
ATM fee income	474	409	1,387	1,250
Other	472	156	964	815

	2,461	1,558	8,015	8,379

Noninterest expense:
Salaries and employee benefits	6,023	4,729	16,643	15,060
Occupancy and equipment expenses	2,626	2,641	7,592	7,434
Professional fees	1,711	329	4,704	2,246
Taxes, licenses and FDIC assessments	1,087	760	2,938	2,333
Tax credit investment amortization	2,403	1,445	6,295	3,907
Write-down of other real estate	29	22	131	251
Data processing	1,086	1,063	3,202	3,180
Advertising and marketing	507	617	1,476	1,617
Other	1,620	1,980	4,928	5,159

	17,092	13,586	47,909	41,187

Income before income taxes	4,792	5,164	13,471	16,005
Income tax benefit	(5,673)	(3,130)	(13,884)	(8,008)

Net income	10,465	8,294	27,355	24,013
Less net income attributable to noncontrolling interests	—	(17)	—	(135)

Net income attributable to Company	10,465	8,277	27,355	23,878
Less preferred stock dividends	(62)	(226)	(252)	(415)

Income available to common shareholders	$10,403	$8,051	$27,103	$23,463

Earnings per common share – basic	$0.55	$0.58	$1.65	$1.69

Earnings per common share – diluted	$0.54	$0.57	$1.61	$1.66

See accompanying notes.

FIRST NBC BANK HOLDING COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Net income	$10,465	$8,277	$27,355	$23,878
Other comprehensive income (loss):
Fair value of derivative instruments designated as cash flow hedges:
Change in fair value of derivative instruments designated as cash flow hedges during the period, before tax	(5,065)	(1,232)	1,734	(7,077)
Unrealized (loss) gain on investment securities:
Unrealized (loss) gain on investment securities arising during the period	2,510	2,686	(14,412)	6,079
Less: reclassification adjustment for (gains) losses included in net income	—	(103)	(306)	(1,860)
Transfer of unrealized loss on securities from available for sale to held to maturity during the period	(5,919)	—	(5,919)	—

Unrealized (loss) gain on investment securities, before tax	(3,409)	2,583	(20,637)	4,219

Other comprehensive income (loss), before taxes	(8,474)	1,351	(18,903)	(2,858)
Income tax (benefit) related to items of other comprehensive income (loss)	(2,966)	485	(6,616)	(973)

Other comprehensive (loss) income, net of tax	(5,508)	866	(12,287)	(1,885)

Comprehensive income	4,957	9,143	15,068	21,993

Comprehensive income attributable to noncontrolling interests	—	(17)	—	(135)
Comprehensive income attributable to preferred shareholders	(62)	(226)	(252)	(415)

Comprehensive income available to common shareholders	$4,895	$8,900	$14,816	$21,443

See accompanying notes.

FIRST NBC BANK HOLDING COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands)	Preferred Stock Series C	Preferred Stock Series D	Common Stock	Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2011(1)	$20,582	$37,935	$12,153	$118,010	$31,395	$1,795	$221,870	$1,646	$223,516
Net income	—	—	—	—	23,878	—	23,878	—	23,878
Other comprehensive income	—	—	—	—	—	(1,885)	(1,885)	—	(1,885)
Restricted stock and share-based compensation	—	—	20	366	—	—	386	—	386
Issuance of common stock	—	—	116	1,707	—	—	1,823	—	1,823
Conversion of preferred stock to common stock	(9,351)	—	763	8,588	—	—	—	(1,644)	(1,644)
Preferred stock dividends and discount accretion	—	—	—	—	(415)	—	(415)	—	(415)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—

Balance, September 30, 2012	$11,231	$37,935	$13,052	$128,671	$54,858	$(90)	$245,657	$2	$245,659

Balance, December 31, 2012(1)	$11,231	$37,935	$13,052	$128,984	$59,825	$(2,926)	$248,101	$1	$248,102
Net income	—	—	—	—	27,355	—	27,355	—	27,355
Other comprehensive income	—	—	—	—	—	(12,287)	(12,287)	—	(12,287)
Restricted stock and share-based compensation	—	—	—	320	—	—	320	—	320
Issuance of common stock, net of direct cost of $10,820	—	—	4,882	100,691	—	—	105,573	—	105,573
Preferred stock dividends	—	—	—	—	(252)	—	(252)	—	(252)

Balance, September 30, 2013	$11,231	$37,935	$17,934	$229,995	$86,928	$(15,213)	$368,810	$1	$368,811

(1)	Balances as of December 31, 2011 and December 31, 2012 are audited.

See accompanying notes.

FIRST NBC BANK HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2013	2012
Operating activities
Net income	$27,355	$23,878
Adjustments to reconcile net income to net cash provided by operating activities:
Noncontrolling interest	—	(1,644)
Deferred tax benefit	(13,884)	(8,008)
Amortization of tax credit investments	6,295	3,907
Net discount accretion or premium amortization	2,261	3,960
Gain on sale of investment securities	(306)	(1,860)
Gain on sale of other assets	(141)	(229)
Write-down of other real estate owned	131	251
(Gain) loss on sale of fixed assets	(10)	4
Proceeds from sale of mortgage loans held for sale	81,744	55,437
Mortgage loans originated and held for sale	(59,872)	(68,793)
Gain on sale of loans	(322)	(603)
Provision for loan losses	7,400	6,235
Depreciation and amortization	2,210	1,989
Share-based and other compensation expense	320	787
Increase in cash surrender value of bank-owned life insurance	(516)	(567)
Decrease in receivables from sales of investments	16,909	—
Changes in operating assets and liabilities:
Change in other assets	(2,794)	2,225
Change in accrued interest receivable	(1,104)	(1,027)
Change in accrued interest payable	(868)	165
Change in other liabilities	16,918	6,244

Net cash provided by operating activities	81,726	22,351
Investing activities
Purchases of available-for-sale investment securities	(243,084)	(243,894)
Proceeds from sales of available-for-sale investment securities	37,385	45,502
Proceeds from maturities, prepayments, and calls of available-for-sale investment securities	86,222	98,579
Proceeds from maturities, prepayments, and calls of held to maturity securities	545	—
Reimbursement of investment in tax credit entities	262	21,168
Purchases of investments in tax credit entities	(24,162)	(20,207)
Loans originated, net of repayments	(305,170)	(159,425)
Proceeds from sale of bank premises and equipment	10	7
Purchases of bank premises and equipment	(4,794)	(16,086)
Proceeds from disposition of real estate owned	783	3,247

Net cash used in investing activities	(452,003)	(271,109)
Financing activities
Net change in repurchase agreements	31,332	26,850
Repayment of borrowings	(41,800)	(1,515)
Net increase in deposits	364,569	236,492
Proceeds from sale of common stock, net of offering costs	105,573	1,420
Dividends paid	(252)	(415)

Net cash provided by financing activities	459,422	262,832

Net change in cash, due from banks, and short-term investments	89,145	14,074
Cash, due from banks, and short-term investments at beginning of period	36,012	67,371

Cash, due from banks, and short-term investments at end of period	$125,157	$81,445

See accompanying notes.

FIRST NBC BANK HOLDING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of First NBC Bank Holding Company (Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the nine-month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Company’s audited financial statements, including the notes thereto, for the year ended December 31, 2012, which were filed with the Securities and Exchange Commission (SEC) as part of the Company’s Registration Statement on Form S-1, dated April 8, 2013.

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

2. Earnings Per Share

The following sets forth the computation of basic net income per common share and diluted net income per common share:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except per share data)	2013	2012	2013	2012
Basic: Net income available to common shareholders	$10,403	$8,051	$27,103	$23,463
Less: Net income attributable to participating securities (Series C preferred stock)	519	537	1,512	1,692

Net income attributable to common shareholders	$9,884	$7,514	$25,591	$21,771

Weighted-average common shares outstanding	17,885,333	13,028,416	15,507,969	12,920,261

Basic earnings per share	$0.55	$0.58	$1.65	$1.69

Diluted: Net income attributable to common shareholders	$9,884	$7,514	$25,591	$21,771

Weighted-average common shares outstanding	17,885,333	13,028,416	15,507,969	12,920,261
Effect of dilutive securities:
Stock options outstanding	403,610	107,162	305,087	100,325
Restricted stock grants	—	—	—	—
Warrants	80,555	51,956	65,724	49,338

Weighted-average common shares outstanding – assuming dilution	18,369,498	13,187,534	15,878,780	13,069,924

Diluted earnings per share	$0.54	$0.57	$1.61	$1.66

For the nine month period ended September 30, 2013 and September 30, 2012, and the three month period ended September 30, 2012, the calculations of diluted earnings per share outstanding exclude the effect from the assumed exercise of 87,059 shares of warrants outstanding, respectively. This amount would have had an antidilutive effect on earnings per share.

3. Investment Securities

The amortized cost and market values of investment securities, with gross unrealized gains and losses, as of September 30, 2013 and December 31, 2012, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Market Value
			Less Than One Year	Greater Than One Year
September 30, 2013
Available for sale:
U.S. government agency securities	$172,004	$27	$(10,092)	$—	$161,939
U.S. Treasury securities	13,024	—	(665)	—	12,359
Municipal securities	26,175	131	(189)	—	26,117
Mortgage-backed securities	59,389	573	(1,298)	(11)	58,653
Corporate bonds	37,151	251	(1,094)	—	36,308
Other securities	192,066	—	—	—	192,066

	$499,809	$982	$(13,338)	$(11)	$487,442

Held to maturity:
Municipal securities	$44,360	$1	$—	$—	$44,361
Mortgage-backed securities	51,068	—	—	—	51,068

	$95,428	$1	$—	$—	$95,429

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Market Value
			Less Than One Year	Greater Than One Year
December 31, 2012
Available for sale:
U.S. government agency securities	$128,665	$83	$(1)	$—	$128,747
U.S. Treasury securities	10,040	5	—	—	10,045
Municipal securities	61,907	884	(44)	—	62,747
Mortgage-backed securities	152,481	1,615	(254)	—	153,842
Corporate bonds	49,912	410	(348)	—	49,974
Other securities	81,044	—	—	—	81,044

	$484,049	$2,997	$(647)	$—	$486,399

Included in other securities are short-term trade receivables purchased on an exchange, which are covered by a repurchase agreement from the seller of the receivables, if not paid within a specified period.

During the third quarter of 2013, the Company transferred securities with a fair value of $95.4 million from available-for-sale to held to maturity. Management determined it has both the positive intent and ability to hold these securities until maturity. The securities were reclassified at fair value at the time of the transfer and represented a non-cash transaction. Accumulated other comprehensive income included net pre-tax unrealized losses of $5.9 million on these securities at the date of transfer. These unrealized losses and offsetting other comprehensive income components are being amortized into net interest income over the remaining life of the related securities as a yield adjustment, resulting in no impact on future net income.

As of September 30, 2013, the Company had 63 securities that were in a loss position. The unrealized losses for each of the 63 securities relate to market interest rate changes. The Company has considered the current market for the securities in a loss position, as well as the severity and duration of the impairments, and expects that the value will recover. As of September 30, 2013, management does not intend to sell these investments until the fair value exceeds amortized cost and it is not more likely than not the Company will be required to sell debt securities before the anticipated recovery of the amortized cost basis of the security; thus, the impairment is determined not to be other-than-temporary.

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

The amortized cost and estimated market values by contractual maturity of investment securities as of September 30, 2013 and December 31, 2012 are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2013		December 31, 2012
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
Available for sale:
Due in one year or less	$220,239	$220,441	$200,701	$200,797
Due after one year through five years	70,853	71,041	106,676	108,349
Due after five years through ten years	176,261	166,657	130,396	130,958
Due after ten years	32,456	29,303	46,276	46,295

Total securities	$499,809	$487,442	$484,049	$486,399

Held to maturity:
Due in one year or less	$17,810	$17,810	$—	$—
Due after one year through five years	19,952	19,952	—	—
Due after five years through ten years	36,197	36,198	—	—
Due after ten years	21,469	21,469	—	—

Total securities	$95,428	$95,429	$—	$—

Securities with estimated market values of $192.2 million and $121.4 million at September 30, 2013 and December 31, 2012, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and long-term borrowings.

Proceeds from sales of securities for the nine months ended September 30, 2013 and the year ended December 31, 2012 were $37.4 million and $125.4 million, respectively. Gross gains of $0.5 million and $4.3 million were realized on these sales for the nine months ended September 30, 2013 and year ended December 31, 2012, respectively. There were gross losses of $0.2 million for the nine months ended September 30, 2013 and there were no gross losses for the year ended December 31, 2012.

4. Loans

Major classifications of loans at September 30, 2013 and December 31, 2012 were as follows (in thousands):

	September 30, 2013	December 31, 2012
Commercial real estate loans:
Construction	$178,041	$159,999
Mortgage(1)	1,108,897	983,164

	1,286,938	1,143,163
Consumer real estate loans:
Construction	12,276	7,738
Mortgage	110,983	102,699

	123,259	110,437
Commercial and industrial loans	756,953	622,105
Loans to individuals, excluding real estate	17,789	14,000
Nonaccrual loans	18,846	21,083
Other loans	13,727	11,429

	2,217,512	1,922,217
Less allowance for loan losses	(29,990)	(26,977)

Loans, net	$2,187,522	1,895,240

(1)	Included in commercial real estate loans, mortgage, are owner-occupied real estate loans, of $351.0 million at September 30, 2013 and $345.4 million at December 31, 2012.

A summary of changes in the allowance for loan losses during the nine months ended September 30, 2013 and September 30, 2012 is as follows (in thousands):

	September 30, 2013	September 30, 2012
Balance, beginning of period	$26,977	$18,122
Provision charged to operations	7,400	6,235
Charge-offs	(4,498)	(1,213)
Recoveries	111	230

Balance, end of period	$29,990	$23,374

The allowance for loan losses and recorded investment in loans, including loans acquired with deteriorated credit quality as of the dates indicated are as follows (in thousands):

	September 30, 2013
	Construction	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Other Consumer	Total
Allowance for loan losses:
Beginning balance	$2,004	$10,716	$2,450	$11,675	$132	$26,977
Charge-offs	(46)	(135)	(88)	(4,063)	(166)	(4,498)
Recoveries	—	19	21	60	11	111
Provision	832	3,187	250	2,851	280	7,400

Ending balance	$2,790	$13,787	$2,633	$10,523	$257	$29,990

Ending balances:
Individually evaluated for impairment	$221	$1,451	$540	$1,154	$—	$3,366

Collectively evaluated for impairment	$2,569	$12,336	$2,093	$9,369	$257	$26,624

Loans receivable:
Ending balance-total	$192,241	$1,120,422	$113,414	$773,571	$17,864	$2,217,512

Ending balances:
Individually evaluated for impairment	$1,067	$10,192	$2,885	$3,028	$—	$17,172

Collectively evaluated for impairment	$191,174	$1,110,230	$110,529	$770,543	$17,864	$2,200,340

	September 30, 2012
	Construction	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Other Consumer	Total
Allowance for loan losses:
Beginning balance	$722	$9,871	$1,519	$5,928	$82	$18,122
Charge-offs	—	(426)	(59)	(575)	(153)	(1,213)
Recoveries	16	129	22	18	45	230
Provision	1,223	1,991	863	1,978	180	6,235

Ending balance	$1,961	$11,565	$2,345	$7,349	$154	$23,374

Ending balances:
Individually evaluated for impairment	$—	$704	$266	$483	$—	$1,453

Collectively evaluated for impairment	$1,961	$10,861	$2,079	$6,866	$154	$21,921

Loans receivable:
Ending balance-total	$154,471	$916,849	$97,791	$625,825	$13,407	$1,808,343

Ending balances:
Individually evaluated for impairment	$48	$4,286	$1,427	$2,025	$—	$7,786

Collectively evaluated for impairment	$154,423	$912,563	$96,364	$623,800	$13,407	$1,800,557

Credit quality indicators on the Company’s loan portfolio, including loans acquired with deteriorated credit quality, as of the dates indicated were as follows (in thousands):

	September 30, 2013
	Pass and Pass/Watch	Special Mention	Substandard	Doubtful	Total
Construction	$176,113	$5	$16,123	$—	$192,241
Commercial real estate	1,068,183	1,647	50,592	—	1,120,422
Consumer real estate	108,886	740	3,788	—	113,414
Commercial and industrial	767,610	17	5,944	—	773,571
Other consumer	17,685	7	172	—	17,864

Total loans	$2,138,477	$2,416	$76,619	$—	$2,217,512

	December 31, 2012
	Pass and Pass/Watch	Special Mention	Substandard	Doubtful	Total
Construction	$146,748	$3,258	$18,538	$—	$168,544
Commercial real estate	962,694	1,698	24,602	—	988,994
Consumer real estate	101,334	751	1,431	—	103,516
Commercial and industrial	620,851	18	14,984	11,237	647,090
Other consumer	13,859	13	201	—	14,073

Total loans	$1,845,486	$5,738	$59,756	$11,237	$1,922,217

The above classifications follow regulatory guidelines and can generally be described as follows:

•	Pass and pass/watch loans are of satisfactory quality.

•	Special mention loans have an existing weakness that could cause future impairment, including the deterioration of financial ratios, past due status, questionable management capabilities, and possible reduction in the collateral values.

•	Substandard loans have an existing specific and well-defined weakness that may include poor liquidity and deterioration of financial ratios. The loan may be past due and related deposit accounts experiencing overdrafts. Immediate corrective action is necessary.

•	Doubtful loans have specific weaknesses that are severe enough to make collection or liquidation in full highly questionable and improbable.

Age analysis of past due loans, including loans acquired with deteriorated credit quality, as of the dates indicated were as follows (in thousands):

	September 30, 2013
	Greater Than 30 and Fewer Than 90 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
Construction	$—	$1,924	$1,924	$190,317	$192,241
Commercial real estate	688	8,874	9,562	1,110,860	1,120,422
Consumer real estate	1,576	2,227	3,803	109,611	113,414

Total real estate loans	2,264	13,025	15,289	1,410,788	1,426,077

Other loans:
Commercial and industrial	78	2,246	2,324	771,247	773,571
Other consumer	24	75	99	17,765	17,864

Total other loans	102	2,321	2,423	789,012	791,435

Total loans	$2,366	$15,346	$17,712	$2,199,800	$2,217,512

	December 31, 2012
	Greater Than 30 and Fewer Than 90 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
Construction	$—	$751	$751	$167,793	$168,544
Commercial real estate	960	5,914	6,874	982,120	988,994
Consumer real estate	483	651	1,134	102,382	103,516

Total real estate loans	1,443	7,316	8,759	1,252,295	1,261,054
Other loans:
Commercial and industrial	671	2,197	2,868	644,222	647,090
Other consumer	25	54	79	13,994	14,073

Total other loans	696	2,251	2,947	658,216	661,163

Total loans	$2,139	$9,567	$11,706	$1,910,511	$1,922,217

The table above, as of September 30, 2013, excludes $180,000 and $21,000 of other consumer loans past due greater than 30 and fewer than 90 days and 90 days and greater past due, respectively. These loans are cash secured and the company has a right of offset, against the guarantors deposit account, when the loans are 120 days past due.

The following is a summary of information pertaining to impaired loans, which consist primarily of nonaccrual loans, excluding loans acquired with deteriorated credit quality, as of the periods indicated (in thousands):

	September 30, 2013
	Recorded Investment	Contractual Balance	Related Allowance
With no related allowance recorded:
Construction	$48	$48	$—
Commercial real estate	4,408	4,453	—
Consumer real estate	2,141	2,162	—
Commercial and industrial	1,047	1,064	—
Other consumer	—	—	—

Total	$7,644	$7,727	$—

With an allowance recorded:
Construction	$1,019	$1,019	$221
Commercial real estate	5,784	6,074	1,451
Consumer real estate	744	744	540
Commercial and industrial	1,981	2,031	1,154
Other consumer	—	—	—

Total	$9,528	$9,868	$3,366

Total impaired loans:
Construction	$1,067	$1,067	$221
Commercial real estate	10,192	10,527	1,451
Consumer real estate	2,885	2,906	540
Commercial and industrial	3,028	3,095	1,154
Other consumer	—	—	—

Total	$17,172	$17,595	$3,366

	December 31, 2012
	Recorded Investment	Contractual Balance	Related Allowance
With no related allowance recorded:
Construction	$48	$48	$—
Commercial real estate	1,864	1,984	—
Consumer real estate	534	534	—
Commercial and industrial	854	874	—
Other consumer	—	—	—

Total	$3,300	$3,440	$—

With an allowance recorded:
Construction	$751	$751	$176
Commercial real estate	3,339	3,367	548
Consumer real estate	644	644	765
Commercial and industrial	13,279	13,280	5,453
Other consumer	—	—	—

Total	$18,013	$18,042	$6,942

Total impaired loans:
Construction	$799	$799	$176
Commercial real estate	5,203	5,351	548
Consumer real estate	1,178	1,178	765
Commercial and industrial	14,133	14,154	5,453
Other consumer	—	—	—

Total	$21,313	$21,482	$6,942

The following is a summary of information pertaining to impaired loans, which consist primarily of nonaccrual loans, excluding loans acquired with deteriorated credit quality, as of the periods indicated (in thousands):

	For the three months ended
	September 30, 2013		September 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction	$48	$1	$365	$1
Commercial real estate	3,225	78	2,438	9
Consumer real estate	1,995	11	2,225	3
Commercial and industrial	1,108	25	1,397	10
Other consumer	—	—	—	—

Total	$6,376	$115	$6,425	23

With an allowance recorded:
Construction	$1,265	$5	$—	$—
Commercial real estate	5,482	35	4,919	7
Consumer real estate	909	16	1,535	3
Commercial and industrial	1,872	8	2,008	—
Other consumer	—	—	—	—

Total	$9,528	$64	$8,462	$10

Total impaired loans:
Construction	$1,313	$6	$365	$1
Commercial real estate	8,707	113	7,357	16
Consumer real estate	2,904	27	3,760	6
Commercial and industrial	2,980	33	3,405	10
Other consumer	—	—	—	—

Total	$15,904	$179	$14,887	$33

	For the nine months ended
	September 30, 2013		September 30, 2012
	Average Recorded Investment	Average Recorded Investment	Average Recorded Investment	Average Recorded Investment
With no related allowance recorded:
Construction	$48	$2	$1,146	$2
Commercial real estate	3,136	141	2,636	45
Consumer real estate	1,338	18	953	12
Commercial and industrial	951	56	1,084	37
Other consumer	—	—	—	—

Total	$5,473	$217	$5,819	$96

With an allowance recorded:
Construction	$885	$16	$—	$—
Commercial real estate	4,562	253	1,239	16
Consumer real estate	694	17	631	11
Commercial and industrial	7,631	50	673	4
Other consumer	—	—	—	—

Total	$13,772	$336	$2,543	$31

Total impaired loans:
Construction	$933	$18	$1,146	$2
Commercial real estate	7,698	394	3,875	61
Consumer real estate	2,032	35	1,584	23
Commercial and industrial	8,582	106	1,757	41
Other consumer	—	—	—	—

Total	$19,245	$553	$8,362	$127

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

As of September 30, 2013, and December 31, 2012, there were no loans past due 90 days or more that were still accruing interest.

The following is a summary of information pertaining to nonaccrual loans as of the periods indicated (in thousands):

	September 30, 2013	December 31, 2012
Nonaccrual loans:
Construction	$1,924	$806
Commercial real estate	11,525	5,831
Consumer real estate	2,431	818
Commercial and industrial	2,891	13,556
Other consumer	75	72

	$18,846	$21,083

As of September 30, 2013 and December 31, 2012, the average recorded investment in nonaccrual loans was $13.8 million and $8.2 million, respectively. The amount of interest income that would have been recognized on nonaccrual loans based on contractual terms was $0.8 million and $0.4 million for the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively. As of September 30, 2013, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired.

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

The following is a summary of changes in the accretable yields of acquired loans as of the periods indicated (in thousands):

	September 30, 2013	September 30, 2012
Balance, beginning of period	$628	$1,374
Acquisition	—	—
Net transfers from nonaccretable difference to accretable yield	45	—
Accretion	(435)	(840)

Balance, end of period	$238	$534

Information about the Company’s troubled debt restructurings (“TDRs”) as of September 30, 2013 and September 30, 2012, is presented in the following tables (in thousands).

	Current	Greater Than 30 Days Past Due	Nonaccrual TDRs	Total Loans
As of September 30, 2013
Real estate loans:
Construction	$312	$—	$—	$312
Commercial real estate	358	—	101	459
Consumer real estate	630	—	138	768

Total real estate loans	1,300	—	239	1,539
Other loans:
Commercial and industrial	346	—	—	346
Other consumer	—	—	—	—

Total other loans	346	—	—	346

Total loans	$1,646	$—	$239	$1,885

As of September 30, 2012
Real estate loans:
Construction	$48	$—	$—	$48
Commercial real estate	994	—	—	994
Consumer real estate	647	—	—	647

Total real estate loans	1,689	—	—	1,689
Other loans:
Commercial and industrial	397	—	—	397
Other consumer	—	—	—	—

Total other loans	397	—	—	397

Total loans	$2,086	$—	$—	$2,086

The following table provides information on how the TDRs were modified during the nine months ended September 30, 2013 and September 30, 2012 (in thousands):

	September 30, 2013	September 30, 2012
Maturity and interest rate adjustment	$599	$—
Movement to, or extension of, interest rate-only payments	931	1,677
Other concession(s)(1)	355	409

Total	$1,885	$2,086

(1)	Other concessions include concessions or a combination of concessions, other than maturity extensions and interest rate adjustments.

A summary of information pertaining to modified terms of loans, as of the dates indicated, is as follows:

	As of September 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled debt restructuring:
Construction	2	$312	$312
Commercial real estate	3	459	459
Consumer real estate	3	768	768
Commercial and industrial	1	346	346
Other consumer	—	—	—

	9	$1,885	$1,885

	As of September 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled debt restructuring:
Construction	1	$48	$48
Commercial real estate	2	994	994
Consumer real estate	2	647	647
Commercial and industrial	1	397	397
Other consumer	—	—	—

	6	$2,086	$2,086

None of the performing TDRs defaulted subsequent to the restructuring through the date the financial statements were available to be issued.

As of September 30, 2013 and 2012, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired or as a TDR.

5. Investments in Tax Credit Entities

NMTC

Investment in Bank Owned CDE

In April 2013, FNBC CDE was selected to receive an allocation of Federal New Markets Tax Credits (NMTC), totaling $50 million, which is expected to generate $19.5 million in tax credits. During 2012 and 2011, FNBC CDE received allocations of $40 million and $28 million, respectively, which are expected to generate $15.6 million and $10.9 million, respectively in tax credits. The Federal NMTC program is administered by the Community Development Financial Institutions Fund of the U.S. Treasury and is aimed at stimulating economic and community development and job creation in low-income communities. The program provides federal tax credits to investors who make qualified equity investments (QEIs) in a CDE. The CDE is required to invest the proceeds of each QEI in projects located in or benefitting low-income communities, which are generally defined as those census tracts with poverty rates greater than 20% and/or median family incomes that are less than or equal to 80% of the area median family income.

The credit provided to the investor totals 39% of each QEI in a CDE and is claimed over a seven-year credit allowance period. In each of the first three years, the investor receives a credit equal to 5% of the total amount invested in the project. For each of the remaining four years, the investor receives a credit equal to 6% of the total amount invested in the project. The Company will be eligible to receive up to $46 million in tax credits over the seven-year credit allowance period, based on the period in which the QEI was made, for its QEI of $118 million. Through September 30, 2013, FNBC CDE has allocated $78 million to qualifying projects, of which $10 million of the 2013 award and $18.9 million of the 2012 and 2011 awards was invested by the Company and $49.1 million was invested by other investors and leverage lenders, which include the Company. These investments are expected to generate total NMTC of approximately $30.4 million, of which $4.5 million has been recognized by the Company through December 31, 2012, $3.9 million in tax benefits will be recognized from these investments during 2013 and $22 million remain available to be earned over six years beginning in 2014, subject to continuing compliance with applicable regulations. The Federal NMTCs claimed by the Company, with respect to each QEI, remain subject to recapture over each QEI’s credit allowance period upon the occurrence of any of the following:

•	FNBC CDE does not invest substantially all (generally defined as 85%) of the QEI proceeds in qualified low income community investments;

•	FNBC CDE ceases to be a CDE; or

•	FNBC CDE redeems its QEI investment prior to the end of the current credit allowance period.

At September 30, 2013 and December 31, 2012, none of the above recapture events had occurred, nor, in the opinion of management, are such events anticipated to occur in the foreseeable future. As of September 30, 2013, FNBC CDE had total assets of $79.3 million, consisting of cash of $1.8 million, loans of $76 million and other assets of $1.5 million, with liabilities of $0.3 million and capital of $79 million.

Investments through Non-Bank Owned CDEs

The Company is also a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved NMTC projects that are CDEs and that are not associated with FNBC CDE. At September 30, 2013, the Company had $32.6 million invested in these partnerships, of which $15.6 million was reimbursed by an outside lender. These investments are expected to generate NMTC of approximately $60.6 million, of which $18.9 million had been recognized by the Company through December 31, 2012, $8.3 million is expected to be recognized during 2013 and $33.4 million is expected to be recognized in periods after 2013. Based on the structure of these transactions, the Company expects to recover its investment totaling $32.6 million solely through use of the tax credits that were generated by the investments. As such, these amounts will be amortized on a straight-line basis over the period over which the Company holds its investment (approximately seven years). The Company also made loans unrelated to the generation and use of tax credits related to these real estate projects totaling $75.1 million and $64.1 million at September 30, 2013 and December 31, 2012, respectively. These loans are subject to the Company’s normal underwriting criteria and all loans were performing according to their contractual term at September 30, 2013.

Low-Income Housing Tax Credits

The Company is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved Low-Income Housing tax credit projects. At September 30, 2013 and December 31, 2012, the Company had $40.5 million and $25.3 million, respectively, invested in these partnerships which are expected to generate Low-Income Housing tax credits of approximately $51.4 million. Of that amount, $5.8 million had been recognized through December 31, 2012, $3.6 million is expected to be recognized during 2013 and $42 million is expected to be recognized in periods beginning in 2014. Based on the structure of these transactions, the Company expects to recover its remaining investments of $40.5 million at September 30, 2013, solely through use of the tax credits that were generated by the investments. As such, this amount will be amortized on a straight-line basis over the period for which the Company is required to maintain its 99.9% interest in the property (approximately 15 years). The Company also made loans unrelated to the generation and use of tax credits related to these real estate projects totaling $42 million at September 30, 2013 and December 31, 2012. These loans are subject to the Company’s normal underwriting criteria and all loans were performing according to their contractual terms at September 30, 2013.

Federal Historic Rehabilitation Tax Credits

The Company is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved Federal Historic Rehabilitation tax credit projects. At September 30, 2013 and December 31, 2012, the Company had $12.8 million and $7.1 million, respectively invested in these partnerships. These investments are expected to generate Federal Historic Rehabilitation tax credits of $12.6 million. Of that amount, $7.3 million had been recognized through December 31, 2012, $2.6 million is expected to be recognized during 2013 and the remainder is expected to be recognized in 2014. The Company also made loans unrelated to the generation and use of tax credits related to these real estate projects totaling $1 million at September 30, 2013. Based on the structure of these transactions, the Company expects to recover its investments totaling $12.8 million at September 30, 2013 solely through use of the tax credits that were generated by the investments. As such, these amounts will be amortized on a straight-line basis over the period during which the Company retains its 99.9% interest in the property (approximately 10 years). These loans are subject to the Company’s normal underwriting criteria and all loans were performing according to their contractual terms at September 30, 2013.

6. Derivative—Interest Rate Swap Agreement

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

For the nine months ended September 30, 2013 and the year ended December 31, 2012, the Company has not reclassified into earnings any gain or loss as a result of the discontinuance of cash flow hedges because it was probable the original forecasted transaction would not occur by the end of the originally specified term.

At September 30, 2013, no amount of the derivative will mature within the next 12 months. The Company does not expect to reclassify any amount from accumulated other comprehensive income into interest income over the next 12 months for derivatives that will be settled.

At September 30, 2013, and for the nine months then ended, a gain of $4.0 million (net of income taxes) has been recognized in other comprehensive income. For the year ended December 31, 2012, a loss of $4.5 million (net of income taxes) has been recognized in other comprehensive income. The fair value of the derivative liability of $0.5 million and $6.9 million as of September 30, 2013 and December 31, 2012, respectively has been recognized in derivative instruments in the accompanying consolidated balance sheets. No amounts of gains or losses have been reclassified from accumulated comprehensive income nor have any amounts of gains or losses been recognized due to ineffectiveness of a portion of the derivative.

Pursuant to the interest rate swap agreement, the Company pledged collateral to the counterparties in the form of investment securities totaling $12.8 million (with a fair value at September 30, 2013 of $12.4 million), which has been presented gross in the Company’s balance sheet. There was no collateral posted from the counterparties to the Company at September 30, 2013.

During September 2013, the Company entered into a delayed interest rate swap to manage exposure against the variability in the expected future cash flows attributed to changes in the benchmark interest rate on a portion of its variable-rate debt. The Company entered this interest rate swap agreement to convert a portion of its variable-rate debt to a fixed rate, which is a cash flow hedge of a forecasted transaction. The total notional amount of the derivative contract is $150 million. The Company will receive payments from the counterparty at three-month LIBOR and make payments to the counterparty at a fixed rate of 4.165% on the notional amount. The cash flow payments on the derivative begin December 2016 and terminate September 2023.

During September 2013, the Company entered into interest rate swaps to manage exposure against the variability in the expected future cash flows on the designated Prime, Prime plus 1%, Prime plus 1% floored at 5%, and Prime plus 1% floored at 5.5% on pools of its floating rate loan portfolio. The Company entered into the interest rate swap agreements to hedge the cash flows from these pools of its floating rate loan portfolio, which is expected to offset the variability in the expected future cash flows attributable to the fluctuations in the daily weighted average Wall Street Journal Prime index, which is a cash flow hedge of a forecasted transaction. The notional amount of the contracts are Prime tranche of $30 million, Prime plus 1% tranche of $40 million, Prime plus 1% floored at 5% of $100 million, and Prime plus 1% floored at 5.5% tranche of $80 million for a total notional of $250 million. The Company will receive payments from the counterparty at a fixed rate of interest and pay the counterparty at the Prime rate associated with each tranche on its notional amount. The Prime tranche will receive payments at a fixed rate of 4.70% and pay the counterparty at Prime on the notional amount. The Prime plus 1% tranche will receive payments at a fixed rate of 5.70% and pay the counterparty at Prime plus 1% on the notional amount. The Prime plus 1% floored at 5% tranche will receive payments at a fixed rate of 6.01% and pay the counterparty at Prime plus 1%, floored at 5% on the notional amount. The Prime plus 1% floored at 5.5% tranche will receive payments at a fixed rate of 6.26% and pay the counterparty at Prime plus 1% floored at 5.5% on the notional amount. The cash flow payments on the derivatives began September 2013 and terminate September 2019.

For the nine months ended September 30, 2013, the Company has not reclassified into earnings any gain or loss as a result of the discontinuance of cash flow hedges because it was probable the original forecasted transaction would not occur by the end of the originally specified term.

At September 30, 2013, no amount of the derivative will mature within the next 12 months. The Company does not expect to reclassify any amount from accumulated other comprehensive income into interest income over the next 12 months for derivatives that will be settled.

At September 30, 2013, and for the nine months then ended, a loss of $6.2 million (net of income taxes) has been recognized in other comprehensive income. The fair value of the derivative liability of $4.6 at September 30, 2013 has been recognized in derivative instruments in the accompanying consolidated balance sheets. No amounts of gains or losses have been reclassified from accumulated comprehensive income nor have any amounts of gains or losses been recognized due to ineffectiveness of a portion of the derivative.

Pursuant to the interest rate swap agreement, the Company pledged collateral to the counterparties in the form of investment securities totaling $72.7 million (with a fair value at September 30, 2013 of $67.8 million), which has been presented gross in the Company’s balance sheet.

7. Income Taxes

The income tax benefit on the income from operations for the nine months ended September 30, 2013 and 2012 was as follows (in thousands):

	September 30, 2013	September 30, 2012
Current tax benefit	$—	$—
Deferred tax benefit	(13,884)	(8,008)

Total tax benefit	$(13,884)	$(8,008)

The amount of taxes in the accompanying consolidated statements of income is different from the expected amount using statutory federal income tax rates primarily due to the effect of various tax credits. As discussed in Note 5, the Company earns NMTC, Federal Historic Rehabilitation, and Low-Income Housing tax credits, which reduce the Company’s federal income tax liability or create a carryforward as applicable. The Company is also required to reduce its tax basis of the investment in certain of the projects that generated the NMTC or Federal Historic Rehabilitation tax credits by the amount of the credit generated in that year. In the opinion of management, no valuation allowance was required for the net deferred tax assets at September 30, 2013 as the amounts will more likely than not be realized as reductions of future taxable income or by utilizing available tax planning strategies.

8. Commitments and Contingencies

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

The following is a summary of the total notional amount of loan commitments and standby letters of credit outstanding at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Standby letters of credit	$95,668	$92,274
Unused loan commitments	297,819	256,294

	$393,488	$348,568

9. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income and changes in those components are presented in the following table (in thousands).

	Cash Flow Hedge	Transfers of Available for sale securities to Held to Maturity	Available- for-sale securities	Total
Balance at January 1, 2013	$(6,854)	$—	$3,928	$(2,926)

Other comprehensive income before income taxes:
Net change in unrealized gain (loss)	1,734	(5,919)	(14,412)	(18,597)
Reclassification of net gains realized and included in earnings	—	—	(306)	(306)
Amortization of unrealized net gain (loss) on securities	—	—	—	—
Income tax expense (benefit)	607	(2,071)	(5,152)	(6,616)

Balance at September 30, 2013	$(5,727)	$(3,848)	$(5,638)	$(15,213)

Balance at January 1, 2012	$—	$—	$1,795	$1,795

Other comprehensive income before income taxes:
Net change in unrealized gain (loss)	(7,077)	—	6,079	(998)
Reclassification of net gains realized and included in earnings	—	—	(1,860)	(1,860)
Income tax expense (benefit)	(2,477)	—	1,504	(973)

Balance at September 30, 2012	$(4,600)	$—	$4,510	$(90)

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

Securities are classified within Level 1 when quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using pricing models or quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Examples include certain available-for-sale securities. The Company’s investment portfolio did not include Level 3 securities as of September 30, 2013 and December 31, 2012.

The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy, based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

		September 30, 2013
		Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities	$487,442	$—	$487,442	$—

Liabilities
Derivative instruments	$5,119	$—	$5,119	$—

		December 31, 2012
		Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities	$486,399	$—	$486,399	$—

Liabilities
Derivative instruments	$6,854	$—	$6,854	$—

The Company has segregated all financial assets and liabilities that are measured at fair value on a nonrecurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands).

		September 30, 2013
		Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Loans	$3,678	$—	$—	$3,678
OREO	168	—	—	168

	$3,846	$—	$—	$3,846

		December 31, 2012
		Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Loans	$21,313	$—	$—	$21,313
OREO	5,434	—	—	5,434

	$26,747	$—	$—	$26,747

In accordance with ASC Topic 310, the Company records loans and other real estate considered impaired at the lower of cost or fair value. Impaired loans, recorded at fair value, are Level 3 assets measured using appraisals from external parties of the collateral, less any prior liens primarily using the market or income approach.

The Company did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis during the nine months ended September 30, 2013.

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

The estimated fair values of the Company’s financial instruments were as follows as of the dates indicated (in thousands):

	Fair Value Measurements at September 30, 2013
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$54,061	$54,061	$54,061	$—	$—
Short-term investments	71,096	71,096	71,096	—	—
Investment securities available for sale	487,442	487,442	—	487,442	—
Investment securities held to maturity	95,429	95,429		95,429
Loans and loans held for sale	2,221,500	2,203,552	—	—	2,203,552
Cash surrender value of bank-owned life insurance	26,022	26,022	—	26,022	—
Financial Liabilities:
Deposits, noninterest-bearing	241,383	241,383	—	241,383	—
Deposits, interest-bearing	2,392,794	2,324,379	—	—	2,324,379
Short-term borrowings and repurchase agreements	67,619	67,619	—	67,619	—
Long-term borrowings	55,220	56,774	—	—	56,774
Derivative instruments	5,119	5,119	—	5,119	—

	Fair Value Measurements at December 31, 2012
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$43,380	$43,380	$43,380	$—	$—
Short-term investments	9,541	9,541	9,541	—	—
Investment securities available for sale	486,399	486,399	—	486,399	—
Loans and loans held for sale	1,948,077	1,939,622	—	—	1,939,622
Cash surrender value of bank-owned life insurance	25,506	25,506	—	25,506	—
Financial Liabilities:
Deposits, noninterest-bearing	239,538	239,538	—	239,538	—
Deposits, interest-bearing	2,028,990	2,033,696	—	—	2,033,696
Short-term borrowings and repurchase agreements	58,087	58,087	—	58,087	—
Long-term borrowings	75,220	77,566	—	—	77,566
Derivative instruments	6,854	6,854	—	6,854	—

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of First NBC Bank Holding Company and its wholly owned subsidiary, First NBC Bank, from December 31, 2012 to September 30, 2013 and for the nine months ended September 30, 2013 and September 30, 2012. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements, accompanying the footnotes and supplemental data included herein.

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

Forward-looking statements are not historical facts and may be affected by numerous factors, many of which are uncertain and beyond the Company’s control. Factors that may cause actual results to differ materially from these forward-looking statements are discussed in the risk factors discussed in the Company’s Quarterly Report on Form 10-Q, dated August 14, 2013, and other reports and statements the Company has filed with the SEC. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

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

During the nine months ended September 30, 2013, the Company’s income available to common shareholders totaled $27.1 million, an increase of $3.6 million, or 15.5%, compared to the nine months ended September 30, 2012. Diluted earnings per share for the nine months ended September 30, 2013 were $1.61, a decrease of $0.05, or 3.0%, compared to the nine months ended September 30, 2012. During the third quarter of 2013, the Company’s income available to common shareholders totaled $10.4 million, an increase of $2.4 million, or 29.2%, compared to third quarter of 2012. Diluted earnings per share for the third quarter of 2013 were $0.54, a decrease of $0.03, or 5.3%, compared to third quarter of 2012. The 2013 earnings per share amounts were affected by the Company’s initial public offering, which closed on May 15, 2013, in which it issued 4,791,667 shares at a price of $24.00 per share. The issuance of the new shares, the proceeds of which are expected to support the Company’s continued asset and earnings growth, caused the reduction in earnings per share from the comparable periods of 2012 while not yet impacting the Company’s earnings.

Key components of the Company’s performance during the nine months of 2013 are summarized below.

•	Total assets at September 30, 2013 were $3.2 billion, an increase of $490.2 million, or 18.4%, from December 31, 2012.

•	Total loans at September 30, 2013 were $2.2 billion, an increase of $295.3 million, or 15.4%, from December 31, 2012. The increase in loans was primarily due to increases of $131.4 million, or 13.3%, in commercial real estate loans, $124.2 million, or 19.5%, in commercial loans, and $23.7 million, or 14.1%, in construction loans from December 31, 2012.

•	Total deposits increased $365.6 million, or 16.1%, from December 31, 2012. The increase was due primarily to increases in money market deposits of $130.2 million, or 31.7%, NOW deposits of $106.5 million, or 24.3%, and certificates of deposit of $121.3 million, or 10.7%, from December 31, 2012.

•	Shareholders’ equity increased $120.7 million, or 48.7%, to $368.8 million from December 31, 2012. The increase was primarily attributable to the results of the Company’s initial public offering and retained earnings over the period.

•	Interest income increased $5.0 million, or 18.7%, in the third quarter of 2013 compared to the third quarter of 2012. For the nine months ended September 30, 2013, interest income increased $11.5 million, or 14.8%, compared to the nine months ended September 30, 2012. The increases were driven by an increase in investment securities and loan growth, and were partially offset by lower yields on average interest-earning assets.

•	Interest expense increased $2.2 million, or 27.9%, in the third quarter of 2013 compared to the third quarter of 2012. For the nine months ended September 30, 2013, interest expense increased $5.8 million, or 25.2%, compared to the nine months ended September 30, 2012. The increases were primarily due to higher average balances of interest-bearing deposits and the Company’s tiered rate structure for all of its deposits. During the third quarter of 2013, the Company began a strategic effort to lower its cost of funds, the primary benefit of which is expected to be realized in the fourth quarter of 2013 and thereafter.

•	The provision for loan losses increased $0.6 million, or 33.3%, for the third quarter of 2013 compared to the third quarter of 2012. The increase reflects the growth in the loan portfolio The provision for loan loss remained unchanged on a linked-quarter basis. For the nine months ended September 30, 2013, the provision totaled $7.4 million, an increase of $1.2 million, or 18.7%, compared to the nine months ended September 30, 2012. As of September 30, 2013, the Company’s ratio of allowance for loan losses to total loans was 1.35%, compared to 1.40% at December 31, 2012.

•	Net charge-offs for the third quarter of 2013 were $0.2 million, compared to net loan charge-offs of $0.1 million and $4.1 million for the second and first quarter of 2013, respectively. The increase in net charge-offs for the first quarter of 2013 resulted primarily from the partial charge-off of one commercial loan relationship.

•	Noninterest income for the third quarter of 2013 increased $0.9 million, or 57.8%, compared to the third quarter of 2012 due primarily to gains on sales of tax credits ($0.3 million) and CDE fees earned ($0.4 million). For the nine months ended September 30, 2013, noninterest income decreased $0.4 million, or 4.4%, compared to the nine months ended September 30, 2012 due to lower service charges on deposit accounts ($0.5 million) and lower securities gains ($1.6 million), which were offset by an increase in CDE fees earned ($1.5 million).

•	Noninterest expense for the third quarter of 2013 increased $3.5 million, or 25.8%, compared to the third quarter of 2012. The increase in noninterest expense in the third quarter of 2013 compared to the third quarter of 2012 resulted primarily from higher professional fees ($1.4 million), tax credit amortization ($1.0 million), and salaries and benefits expense ($1.3 million). For the nine months ended September 30, 2013, noninterest expense increased $6.7 million, or 16.3%, compared to the nine months ended September 30, 2012. The increase resulted primarily from increases in tax credit amortization ($2.4 million) and professional fees ($2.5 million).

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

TABLE 1—RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES

	As of
(in thousands, except per share data)	September 30, 2013	December 31, 2012
Total shareholders’ equity GAAP	$368,810	$248,101
Adjustments
Preferred equity	49,166	49,166
Goodwill	4,808	4,808
Other intangibles	3,687	3,874

Tangible common equity	$311,149	$190,253

Total assets-GAAP	$3,161,072	$2,670,867
Adjustments
Goodwill	4,808	4,808
Other intangibles	3,687	3,874

Tangible assets	$3,152,577	$2,662,185

Total common shares	17,933,992	13,052,583
Book value per common share	$17.82	$15.24
Effect of adjustment	0.47	0.66

Tangible book value per common share	$17.35	$14.58

Total shareholders’ equity to assets	11.67%	9.29%
Effect of adjustment	1.80	2.14

Tangible common equity to tangible assets	9.87%	7.15%

FINANCIAL CONDITION

Assets increased $490.2 million, or 18.4%, to $3.2 billion as of September 30, 2013, compared to $2.7 billion as of December 31, 2012 as the Company continues to experience strong growth in the New Orleans market area. Net loans increased $292.3 million, or 15.4%, to $2.2 billion as of September 30, 2013, compared to $1.9 billion as of December 31, 2012. During the period, the Company transferred $95.4 million of its investment security portfolio to held-to-maturity. Securities totaled $582.9 million compared to $486.4 million as of December 31, 2012, an increase of 19.8%, on the total portfolio. Deposits increased $365.6 million, or 16.1%, to $2.6 billion as of September 30, 2013, compared to $2.3 billion as of December 31, 2012. Total shareholders’ equity increased $120.7 million, or 48.7%, to $368.8 million as of September 30, 2013, compared to $248.1 million as of December 31, 2012, primarily from the gross proceeds of the initial public offering of 4,791,667 shares of its common stock during the second quarter of 2013.

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

The following table sets forth the amount of loans, by category, as of the respective periods.

TABLE 2—TOTAL LOANS BY LOAN TYPE

	September 30, 2013		December 31, 2012
(dollars in thousands)	Amount	Percent	Amount	Percent
Construction	$192,241	8.7%	$168,544	8.8%
Commercial real estate	1,120,422	50.5	988,994	51.4
Consumer real estate	113,414	5.1	103,516	5.4
Commercial	759,844	34.3	635,661	33.1
Consumer	17,864	0.8	14,073	0.7
Other	13,727	0.6	11,429	0.6

Total loans	$2,217,512	100.0%	$1,922,217	100.0%

The Company’s primary focus has been on commercial real estate and commercial lending, which remained at 84% of the loan portfolio as of September 30, 2013 and December 31, 2012. Although management expects continued growth with respect to the loan portfolio, it does not expect any significant changes over the foreseeable future in the composition of the loan portfolio or in the emphasis on commercial real estate and commercial lending.

A significant portion, $351.0 million, or 31.3%, as of September 30, 2013, compared to $345.4 million, or 34.9%, as of December 31, 2012, of the commercial real estate exposure represented loans to commercial businesses secured by owner occupied real estate which, in effect, are commercial loans with the borrowers’ real estate providing a secondary source of repayment. Commercial loans represent the second largest category of loans in the portfolio. The Company attributes its commercial loan growth primarily to the implementation of its relationship-based banking model and the success of its relationship managers in transitioning commercial banking relationships from other local financial institutions and in competing for new business from attractive small to mid-sized commercial customers located in its market for which this approach to customer service is desirable.

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

Any loans that are modified or extended are reviewed for classification as a restructured loan in accordance with regulatory guidelines. The Company completes the process that outlines the modification and the reasons for the proposed modification and documents the current status of the borrower.

The following table sets forth information regarding nonperforming assets as of the dates indicated:

TABLE 3—NONPERFORMING ASSETS

(dollars in thousands)	September 30, 2013	December 31, 2012
Nonaccrual loans:
Construction	$1,924	$806
Commercial real estate	11,525	5,831
Consumer real estate	2,431	818
Commercial	2,891	13,556
Consumer	75	72

Total nonaccrual loans	18,846	21,083
Restructured loans	1,646	2,336

Total nonperforming loans	20,492	23,419
Other assets owned (1)	291	—
Other real estate owned	6,481	8,632

Total nonperforming assets	$27,264	$32,051

Accruing loans past due 90+ days	$81	$—

Nonperforming loans to total loans	0.92%	1.22%
Nonperforming loans to total assets	0.65%	0.88%
Nonperforming assets to total assets	0.86%	1.20%
Nonperforming assets to loans, other real estate owned and other assets owned	1.23%	1.66%

(1)	Represents repossessed property other than real estate.

Approximately $0.8 million and $0.4 million of gross interest income would have been accrued if all loans on nonaccrual status had been current in accordance with their original terms at September 30, 2013 and December 31, 2012.

The Company’s historically strong asset quality improved during the third quarter of 2013. Total nonperforming assets decreased $4.8 million, or 14.9%, as compared to December 31, 2012, and total nonperforming assets as a percentage of loans and other real estate owned decreased by 43 basis points over the period. The decrease resulted from a $4.0 million partial charge-off on a commercial loan during the first quarter of 2013. Management believes that the Company’s historical low level of nonperforming assets reflects the strength of the local economy, as well as the Company’s long-term knowledge of and relationships with a significant percentage of its borrowers.

Potential problem loans are those loans that are not categorized as nonperforming loans, but where current information indicates that the borrower may not be able to comply with present loan repayment terms. These are generally referred to as its watch list loans. The Company monitors past due status as an indicator of credit deterioration and potential problem loans. A loan is considered past due when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. To the extent that loans become past due, management assesses the potential for loss on such loans as it would with other problem loans and considers the effect of any potential loss in determining its provision for probable loan losses. Management also assesses alternatives to maximize collection of any past due loans, including, without limitation, restructuring loan terms, requiring additional loan guarantee(s) or collateral or other planned action. Additional information regarding past due loans as of September 30, 2013 is included in Note 4 to the Company’s financial statements for the periods ended September 30, 2013 and December 31, 2012 included in this report.

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

The allowance for loan losses was $29.9 million, or 1.35% of total loans, as of September 30, 2013, compared to $27.0 million, or 1.40% of total loans, as of December 31, 2012, a decrease of 5 basis points over the period. The decrease in allowance for loan losses as a percent of total loans, was primarily attributable to the increase in net charge-offs for the first quarter of 2013 which related to the partial charge-off of one commercial loan. This loss was fully reserved at December 31, 2012. Net charge-offs as a percentage of average loans was 0.21% for the third quarter of 2013, compared to 0.07% for the third quarter of 2012.

The following table provides an analysis of the allowance for loan losses and net charge-offs for the respective periods.

TABLE 4—SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

	For the Nine Months Ended September 30,
(dollars in thousands)	2013	2012
Beginning balance	$26,977	$18,122
Charge-offs:
Construction	46	—
Commercial real estate	135	426
Consumer real estate	88	59
Commercial	4,063	575
Consumer	166	153

Total charge-offs	4,498	1,213

Recoveries:
Construction	—	16
Commercial real estate	19	129
Consumer real estate	21	22
Commercial	60	18
Consumer	11	45

Total recoveries	111	230

Net charge-offs	4,387	983
Provision for loan loss	7,400	6,235

Balance at end of period	$29,990	$23,374

Net charge-offs to average loans	0.21%	0.07%
Allowance for loan losses to total loans	1.35%	1.29%

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

The securities portfolio consists primarily of U.S. government agency obligations, mortgage-backed securities and municipal securities, although the Company also holds corporate bonds and other securities. The other securities are short-term trade receivables purchased on an exchange. All of the securities have varying contractual maturities. However, these maturities do not necessarily represent the expected life of the securities as the securities may be called or paid down without penalty prior to their stated maturities, and the targeted duration for the investment portfolios is in the three to four year range. No investment in any of these securities exceeds any applicable limitation imposed by law or regulation. The asset/liability management committee reviews the investment portfolio on an ongoing basis to ensure that the investments conform to the Company’s investment policy. All securities as of September 30, 2013 were classified as Level 2 assets, as their fair value was estimated using pricing models or quoted prices of securities with similar characteristics.

The investment portfolio consists of “available-for-sale” and “held-to-maturity” securities. As of September 30, 2013, the Company transferred $95.4 million of its municipal securities and mortgage-backed securities from available-for-sale to held-to-maturity. The securities transferred were predominately longer duration than those remaining in the available-for-sale portfolio, and will allow the Company to reduce the tangible common equity volatility and provide flexibility in asset and liability management. The carrying values of the Company’s available-for-sale securities are adjusted for unrealized gain or loss as a valuation allowance, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income.

The Company’s investment securities portfolio totaled $582.9 million at September 30, 2013, an increase of $96.5 million, or 19.8% from December 31, 2012. The increase in its securities portfolio was primarily due to the Company investing some of the proceeds from the initial public offering. The Company increased its investment in other securities by $111.0 million, as compared to December 31, 2012. The other securities provide a higher short-term return for the Company. During 2013, the other securities have lives ranging from 9 days to 335 days, and have a weighted average interest rate of 1.96%. As of September 30, 2013, investment securities having a carrying value of $202.5 million were pledged to secure public deposits, securities sold under agreements to repurchase and borrowings.

The following table presents a summary of the amortized cost and estimated fair value of the investment portfolio, which includes available-for-sale and held-to-maturity securities.

TABLE 5—CARRYING VALUE OF SECURITIES

	September 30, 2013			December 31, 2012
(dollars in thousands)	Amortized Cost	Unrealized Gain / (Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain / (Loss)	Estimated Fair Value
Available for sale:
U.S. government agency securities	$172,004	$(10,065)	$161,939	$128,665	$82	$128,747
U.S. Treasury securities	13,024	(665)	12,359	10,040	5	10,045
Municipal securities	26,175	(58)	26,117	61,907	840	62,747
Mortgage-backed securities	59,389	(736)	58,653	152,481	1,361	153,842
Corporate bonds	37,151	(843)	36,308	49,912	62	49,974
Other securities	192,066	—	192,066	81,044	—	81,044

	$499,809	$(12,367)	$487,442	$484,049	$2,350	$486,399

Held to maturity:
Municipal securities	$44,360	$1	$44,361	$—	$—	$—
Mortgage-backed securities	51,068	—	51,068	—	—	—

	$95,428	$1	$95,429	$—	$—	$—

All of the Company’s mortgage-backed securities are agency securities. The Company does not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, sub-prime, Alt-A, or second lien elements in the investment portfolio. At September 30, 2013, the investment portfolio did not contain any securities that were directly backed by subprime or Alt-A mortgages.

The funds generated as a result of sales and prepayments are used to fund loan growth and purchase other securities. The Company monitors the market conditions to take advantage of market opportunities with the appropriate interest rate risk management objectives.

Note 3 of the footnotes to the consolidated financial statements provides further information on the Company’s investment securities.

Short-term Investments

Short-term investments result from excess funds that fluctuate daily depending on the funding needs of the Company and are currently invested overnight in interest-bearing deposit accounts at the Federal Reserve of Atlanta, First National Bankers Bank, JP Morgan Chase Bank, and Comerica Bank. The balance in interest-bearing deposits at other institutions increased $61.6 million, to $71.1 million at September 30, 2013, from $9.5 million at December 31, 2012. The primary cause of the increase at September 30, 2013 was the existence of cash from the proceeds of the initial public offering and maturities of investment securities that had not been reinvested at September 30, 2013. The Company’s cash activity is further discussed in the “Liquidity and Capital Resources” section below.

Investment in Tax Credit Entities

During September 2013, the Company’s Community Development Entity (CDE) was awarded $19.6 million in qualified equity investment authority from the State of Louisiana under the Louisiana New Markets Job Act. Subsequently, the CDE was awarded an additional $4.3 million in qualified equity investment authority from the State of Louisiana under the same program. These credits are available for use against Louisiana insurance premium tax liability and will be allocated through a partnership structure and sold to a third party insurance investor.

During the second quarter of 2013, the Company’s CDE was awarded a $50 million allocation of Federal New Market Tax Credits to invest in new economic development projects in the New Orleans area. The allocation represents a 25% increase over the prior year allocation of $40 million and increased total allocations under the program to $118 million. The Company has made and will continue to make material investments in tax credit-motivated projects. Management believes that these investments present attractive after tax economic returns, further the Company’s Community Reinvestment Act responsibilities and support the communities that the Company serves. Currently, the investments are directed at tax credits issued under the New Markets Tax Credit, Federal Historic Rehabilitation Tax Credit and Low-Income Housing Tax Credit programs. The Company generates returns on tax credit-motivated projects through the receipt of federal and, if applicable, state tax credits. The Company’s investment in tax credit entities totaled $85.9 million as of September 30, 2013, an increase of $18.5 million, or 27.4%, compared to December 31, 2012.

Deferred Tax Asset

The Company had a net deferred tax asset of $44.3 million as of September 30, 2013 due to its tax net operating losses, carryforwards related to unused tax credits, and the non-deductibility of the loan loss provision for tax purposes. The Company assesses the recoverability of its deferred tax asset quarterly, and the current and projected level of taxable income provides for the ultimate realization of the carrying value of these deferred tax assets. Net deferred tax assets as of September 30, 2013 increased $27.7 million, or 167.0%, from December 31, 2012, primarily as a result of $21.2 million in tax credits generated during the first nine months of 2013, tax benefit from the workout of a certain loan, and a net benefit of $6.6 million related to other comprehensive income market value adjustments.

Deposits

Deposits are the Company’s primary source of funds to support earning assets. During the third quarter of 2013, total deposits were $2.6 billion at September 30, 2013, compared to $2.3 billion at December 31, 2012, an increase of $365.6 million, or 16.1%, as total interest-bearing deposits were up $363.8 million, or 17.9%.

The following table sets forth the composition of the Company’s deposits as of September 30, 2013 and December 31, 2012.

TABLE 6—DEPOSIT COMPOSITION BY PRODUCT

					Increase/(Decrease)
(dollars in thousands)	September 30, 2013		December 31, 2012		Amount	Percent
Noninterest-bearing demand	$241,383	9.2%	$239,538	10.6%	$1,845	0.8%
NOW accounts	544,005	20.7	437,542	19.3	106,463	24.3
Money market deposits	541,088	20.5	410,928	18.1	130,160	31.7
Savings deposits	51,189	1.9	45,295	2.0	5,894	13.0
Certificates of deposits	1,256,512	47.7	1,135,225	50.0	121,287	10.7

Total deposits	$2,634,177	100.0%	$2,268,528	100.0%	$365,649	16.1%

Short-term Borrowings

Although deposits are the primary source of funds for lending, investment activities and general business purposes, as an alternative source of liquidity, the Company may obtain advances from the Federal Home Loan Bank of Dallas, sell investment securities subject to its obligation to repurchase them, purchase Federal funds, and engage in overnight borrowings from the Federal Home Loan Bank or its correspondent banks. The level of short-term borrowings can fluctuate on a daily basis depending on the funding needs and the source of funds to satisfy the needs. The Company had no short-term borrowings outstanding at September 30, 2013 and $21.8 million at December 31, 2012.

The Company also enters into repurchase agreements to facilitate customer transactions that are accounted for as secured borrowings. These transactions typically involve the receipt of deposits from customers that the Company collateralizes with its investment portfolio and had a weighted-average rates of 1.47% at September 30, 2013.

The following table details the average and ending balances of repurchase transactions as of and for the nine months ending September 30:

TABLE 7—REPURCHASE TRANSACTIONS

(dollars in thousands)	2013	2012
Average balance	$65,312	$37,136
Ending balance	67,619	44,826

Long-term Borrowings

The Company’s long-term borrowings consist of four-year term debt that was issued in 2010 and 2011 at the bank level in connection with the Company’s asset/liability management as a hedge against rising interest rates. The interest related to the debt issuances is tied to the London Interbank Offered Rate, or LIBOR, and includes an interest rate cap to fix the rate at specified levels as the index rate rises.

Shareholders’ Equity

Shareholders’ equity provides a source of permanent funding, allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. Shareholders’ equity increased $120.7 million, or 48.7%, from $248.1 million as of December 31, 2012 to $368.8 million as of September 30, 2013, primarily as a result of the Company’s initial public offering and retained earnings over the period.

Regulatory Capital

As of September 30, 2013, the Company and First NBC Bank were in compliance with all applicable regulatory capital requirements, and First NBC Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action requirements.

The following table presents the actual capital amounts and regulatory capital ratios for the Company and First NBC Bank as of September 30, 2013.

TABLE 8—REGULATORY CAPITAL RATIOS

	“Well- Capitalized”	At September 30, 2013
(dollars in thousands)	Minimums	Actual	Amount
First NBC Bank Holding Company
Leverage		11.83%	$363,160
Tier 1 risk-based		13.91	363,160
Total risk-based		15.06	393,304
First NBC Bank
Leverage	5.00%	10.99	336,961
Tier 1 risk-based	6.00	12.92	336,961
Total risk-based	10.00	14.08	367,105

RESULTS OF OPERATIONS

Income available to common shareholders was $10.4 million and $8.1 million for the three months ended September 30, 2013 and 2012, respectively. Earnings per share on a diluted basis were $0.54 and $0.57 for the third quarters of 2013 and 2012, respectively. For the three months ended September 30, 2013, net interest income increased $2.8 million, or 14.9%, over the same period of 2012, as interest income increased $5.0 million, or 18.7%, and interest expense increased $2.2 million, or 27.9%. The increase in interest income of $5.0 million, compared to the same period of 2012, was due to an increase in average interest-earning assets of $497.7 million, which increased interest income volume to $6.1 million; this was offset by a decrease in interest income due to interest rates of $1.0 million, or 21 basis points. Net interest income was also impacted by an increase in interest expense of $2.2 million during the third quarter of 2013 compared to the third quarter of 2012. The increase was attributable to an increase in average interest-bearing liabilities of $474.4 million, which increased interest expense volume to $1.9 million, and interest expense due to rates of $0.3 million, or 5 basis points.

The quarterly trends noted above are consistent on a year-to-date basis. Income available to common shareholders was $27.1 million and $23.5 million for the nine months ended September 30, 2013 and 2012, respectively. Earnings per share on a diluted basis were $1.61 and $1.66 for the nine months ended September 30, 2013 and 2012, respectively. Net interest income increased $5.7 million, or 10.4%, compared to the nine months ended September 30, 2012, as interest income increased $11.5 million, or 14.8%, and interest expense increased $5.8 million, or 25.2%.

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

The Company’s net interest spread, which is the difference between the yields earned on average earning assets and the rates paid on average interest-bearing liabilities, was 2.88% and 3.13% during the three months ended September 30, 2013 and 2012, respectively. On a year-to-date basis, the Company’s net interest spread of 2.85% was 33 basis points lower than the 3.18% earned during the first nine months of 2012.

Net interest income increased 14.9% to $21.8 million for the three months ended September 30, 2013, from $19.0 million for the same period in 2012. The primary driver of the increase in net interest income was a $5.0 million, or 18.7%, increase in interest income during the third quarter of 2013, as compared to the same period in 2012, which was partially offset by a $2.2 million, or 27.9%, increase in interest expense over the same periods. The increase in interest income was due primarily to the significant growth in average interest-earning assets during the third quarter of 2013 to $2.8 billion from $2.3 billion during the third quarter of 2012, which was partially offset by a decrease in the earning asset yield of 21 basis points to 4.52% from 4.73% over the same periods. The decrease in the earning asset yield was due to a combination of factors, including an increase in the proportion of the loan portfolio represented by floating rate loans and an increase in investment securities as a percentage of total assets, which carry lower average yields compared to loans. The increase in interest expense was due primarily to an increase in average interest-bearing deposits for the third quarter of 2013 to $2.5 billion, as compared to $2.0 billion for the same period in 2012, as well as to the general mix of the average interest-bearing liabilities, as the average rate on average interest-bearing liabilities was generally flat for the third quarter of 2013 and 2012. The growth in earning assets and deposits was attributable to the continued implementation of the Company’s organic growth strategy as its existing branches continued to increase market share in their respective markets.

The trends discussed above for the third quarter of 2013 compared to the third quarter of 2012 were the same trends for the nine month period ended September 30, 2013 and 2012.

During September 2013, the Company executed a total of $250 million of receive fixed swap agreements on the cash flows from its floating rate loan portfolio to hedge exposure to variable rates in its loan portfolio. The swaps are expected to offset the shift in the Company’s loan portfolio mix from fixed rates to floating rates, which is a result of a change in customer behavior over the past two years. The change in demand by the Company’s commercial customers, which has led to the shift in the portfolio mix, has lowered the Company’s earning asset yield as rates have remained low, negatively affecting the Company’s net interest margin while significantly enhancing the Company’s future results in an increasing rate environment.

In order to protect the Company’s margin while accommodating its customers’ preferences, the Company entered into a series of interest rate swaps with a six year term to receive a weighted average fixed rate of 5.88% while paying floating rates of Prime, Prime plus 1%, Prime plus 1% with a 5% floor, and Prime plus 1% with a 5.5% floor (current weighted average rate of 4.83%). The Company began receiving fixed payments on the hedge at its inception in September, and the Company earned $154,000, net, on the swaps. Despite the swaps, the Company’s net interest margin is expected to improve substantially as interest rates increase.

Also, the Company began shifting its interest-bearing deposits to tiered rates and pricing during the third quarter and will continue this into the fourth quarter of 2013. The Company expects to realize the impact from the lower cost of funds on its net interest margin in the fourth quarter of 2013 and in subsequent periods.

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

TABLE 9—AVERAGE BALANCES, NET INTEREST INCOME AND INTEREST YIELDS/RATES

	For The Three Months Ended September 30,
	2013			2012
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
Assets:
Interest-earning assets:
Short-term investments	$84,019	$46	0.22%	$76,382	$34	0.18%
Investment securities	556,360	3,361	2.40	395,593	2,290	2.30
Loans (including fee income)	2,167,325	28,566	5.23	1,794,789	24,603	5.45

Total interest-earning assets	2,807,704	31,973	4.52	2,266,764	26,927	4.73
Less: Allowance for loan losses	(28,507)			(22,567)
Noninterest-earning assets	311,719			241,875

Total assets	$3,090,916			$2,486,072

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Savings deposits	$52,215	$82	0.62%	$41,594	$63	0.60%
Money market deposits	468,151	1,773	1.50	395,929	1,592	1.60
NOW accounts	551,012	1,845	1.33	349,501	1,098	1.25
Certificates of deposit under $100,000	418,714	1,641	1.56	444,729	1,591	1.42
Certificates of deposit of $100,000 or more	663,698	3,221	1.93	534,363	2,363	1.76
CDARS®	174,161	954	2.17	109,711	680	2.47

Total interest-bearing deposits	2,327,951	9,516	1.62	1,875,827	7,387	1.57
Short-term borrowings and repurchase agreements	70,822	265	1.48	48,477	178	1.47
Other borrowings	55,220	369	2.65	55,330	370	2.66

Total interest-bearing liabilities	2,453,993	10,150	1.64	1,979,634	7,935	1.59
Noninterest-bearing liabilities:
Non-interest-bearing deposits	243,510			235,571
Other liabilities	26,993			29,477

Total liabilities	2,724,496			2,244,682

Shareholders’ equity	366,420			241,390

Total liabilities and equity	$3,090,916			$2,486,072

Net interest income		$21,823			$18,992

Net interest spread(1)			2.88%			3.13%
Net interest margin(2)			3.08%			3.33%

(1)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)	Net interest margin is net interest income divided by average interest-earning assets.

TABLE 9—AVERAGE BALANCES, NET INTEREST INCOME AND INTEREST YIELDS/RATES

	For The Nine Months Ended September 30,
	2013			2012
(dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
Assets:
Interest-earning assets:
Short-term investments	$75,921	$122	0.21%	$65,085	$105	0.22%
Investment securities	525,578	8,348	2.12	361,341	6,318	2.34
Loans (including fee income)	2,064,195	81,117	5.25	1,741,529	71,640	5.49

Total interest-earning assets	2,665,694	89,587	4.49	2,167,955	78,063	4.81
Less: Allowance for loan losses	(27,720)			(20,747)
Noninterest-earning assets	269,783			217,729

Total assets	$2,907,757			$2,364,937

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Savings deposits	$49,059	$230	0.63%	$40,907	$176	0.58%
Money market deposits	407,045	4,592	1.51	395,128	4,784	1.62
NOW accounts	520,381	5,118	1.31	302,417	2,687	1.19
Certificates of deposit under $100,000	425,203	4,949	1.56	449,967	5,263	1.56
Certificates of deposit of $100,000 or more	627,909	8,904	1.90	501,989	6,634	1.77
CDARS®	169,589	2,785	2.20	106,208	1,951	2.45

Total interest-bearing deposits	2,199,186	26,578	1.62	1,796,616	21,495	1.60
Short-term borrowings and repurchase agreements	66,848	726	1.45	37,280	414	1.48
Other borrowings	76,107	1,518	2.67	55,798	1,106	2.65

Total interest-bearing liabilities	2,342,141	28,822	1.65	1,889,694	23,015	1.63
Noninterest-bearing liabilities:
Non-interest-bearing deposits	237,252			222,151
Other liabilities	20,914			19,609

Total liabilities	2,600,307			2,131,454

Shareholders’ equity	307,450			233,483

Total liabilities and equity	$2,907,757			$2,364,937

Net interest income		$60,765			$55,048

Net interest spread(1)			2.85%			3.18%
Net interest margin(2)			3.05%			3.39%

(1)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)	Net interest margin is net interest income divided by average interest-earning assets.

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

TABLE 10—SUMMARY OF CHANGES IN NET INTEREST INCOME

	For the Three Months Ended September 30, 2013/2012
	Change Attributable To
(dollars in thousands)	Volume	Rate	Number of Days	Total
Interest-earning assets:
Loans (including fee income)	$5,133	$(1,170)	$—	$3,963
Short-term investments	4	8	—	12
Securities available for sale	943	129	—	1,072

Total increase (decrease) in interest income	$6,080	$(1,033)	$—	$5,047

Interest-bearing liabilities:
Savings deposits	$16	$3	$—	$19
Money market deposits	289	(108)	—	181
NOW accounts	643	105	—	748
Certificates of deposit	887	294	—	1,181
Borrowed funds	83	3	—	86

Total increase (decrease) in interest expense	1,918	297	—	2,215

Increase (decrease) in net interest income	$4,162	$(1,330)	$—	$2,832

	For the Nine Months Ended September 30, 2013/2012
	Change Attributable To
(dollars in thousands)	Volume	Rate	Number of Days	Total
Interest-earning assets:
Loans (including fee income)	$13,297	$(3,537)	$(283)	$9,477
Short term investments	18	(1)	—	17
Securities available for sale	2,822	(764)	(28)	2,030

Total increase (decrease) in interest income	$16,137	$(4,302)	$(311)	$11,524

Interest-bearing liabilities:
Savings deposits	$37	$18	$(1)	$54
Money market deposits	141	(317)	(16)	(192)
NOW accounts	1,988	462	(20)	2,430
Certificates of deposit	2,576	275	(61)	2,790
Borrowed funds	737	(4)	(8)	725

Total increase (decrease) in interest expense	5,479	434	(106)	5,807

Increase (decrease) in net interest income	$10,658	$(4,736)	$(205)	$5,717

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

For the three months ended September 30, 2013, the provision for loan losses was $2.4 million, a 33.3% increase from the same period in 2012. For the nine months ended September 30, 2013, the provision for loans losses was $7.4 million, an 18.7% increase from the same period in 2012. The increase in the provision, over the prior year three month and nine month periods, is due primarily to the increase in loan growth. As of September 30, 2013, the ratio of allowance for loan losses to total loans was 1.35%, compared to 1.40% and 1.29% at December 31, 2012 and September 30, 2012, respectively.

Noninterest Income

For the three months ended September 30, 2013 noninterest income was $2.5 million compared to $1.6 million for the same period in 2012, an increase of $0.9 million, or 57.8%. For the first nine months of 2013, noninterest income decreased 4.4% from the same nine month period in 2012. The decrease in noninterest income for the year-to-date is due primarily to securities gains recognized of $1.9 million in the second quarter of 2012.

The following table presents the components of noninterest income for the respective periods.

TABLE 11—NONINTEREST INCOME

	Three Months Ended			Nine Months Ended
			Percent			Percent
	September 30,		Increase	September 30,		Increase
(dollars in thousands)	2013	2012	(Decrease)	2013	2012	(Decrease)
Service charge on deposit accounts	$501	$608	(17.7)%	$1,461	$1,993	(26.7)%
Investment securities gains, net	—	103	NM	306	1,860	(83.6)
Gain on other assets sold, net	11	(12)	NM	141	229	(38.2)
Gains on fixed assets, net	3	—	NM	10	(4)	NM
Gain on sale of loans, net	44	—	NM	322	603	(46.6)
Cash surrender value income on bank-owned life insurance	166	187	(11.3)	516	567	(8.9)
Income from sale of state tax credits	390	71	NM	1,180	790	49.3
Community Development Entity fees earned	400	36	NM	1,728	276	NM
ATM fee income	474	409	15.8	1,387	1,250	10.9
Other	472	156	NM	964	815	18.3

Total noninterest income	$2,461	$1,558	57.8%	$8,015	$8,379	(4.4)%

Service charges on deposit accounts. The Company earns fees from its customers for deposit-related services and these fees comprise a significant and predictable component of the Company’s noninterest income. These charges decreased $0.1 million, or 17.7%, in the third quarter of 2013 over the prior year quarter-to-date period. For the year-to-date period, total service charges decreased $0.5 million, or 26.7%. The decrease in fees was attributable to the conversion of the deposit accounts acquired from Central Progressive Bank to First NBC Bank’s system, which generally resulted in lower fees charged to former Central Progressive Bank customers.

Investment securities gain. The Company experienced a decrease in investment securities gains of $0.1 million during the third quarter of 2013 and $1.6 million for the year-to-date period when compared to the same periods of 2012. In the second quarter of 2012, the Company took advantage of market opportunities associated with the financial crises in Europe. The Company recorded no securities gains during the third quarter of 2013 and $0.3 million for the nine months ended September 30, 2013.

Gains on sale of loans. The Company has historically been an active participant in Small Business Administration and USDA loan programs as a preferred lender and typically sells the guaranteed portion of the loans that it originates. In the third quarter of 2013, the Company generated gains on loan sales of $44,000. The Company generated gains on loan sales of $0.3 million for the nine months ended September 30, 2013, compared to $0.6 million in the same period of 2012, a decrease of $0.3 million, or 46.6%. The decrease is due primarily to one large USDA loan sold in the prior year. The Company believes these government guaranteed loan programs are an important part of its service to the businesses in its communities and expects to continue expanding its efforts and income related to these programs.

Cash surrender value income on bank-owned life insurance. The income earned from bank-owned life insurance decreased in the third quarter of 2013 when compared to the third quarter of 2012, and for the nine month periods of 2013 and 2012, which is consistent with market performance and current yields.

Income from sale of state tax credits. As part of the Company’s investment in projects that generate federal income tax credits, the Company may receive state tax credits along with the federal credits. Although the Company cannot utilize state tax credits, the Company earns income on the sale of state tax credits. The increase of $0.3 million for the third quarter of 2013 compared to the same period of 2012, and the increase of $0.8 million for the nine month period of 2013 compared to the same period of 2012 was due primarily to an increase in income received from the sale of state tax credits associated with Federal Historic Rehabilitation Tax Credit projects.

Community development entity fees earned. The Company earns management fees, through its subsidiary, First NBC Community Development Fund, LLC, related to the Fund’s New Markets Tax Credit investments. Management fees are earned at the time that qualified equity investments are made and over the seven year term of the investment. For the third quarter of 2013, the management fees earned increased $0.4 million compared to the same period of 2012. For the nine months ended September 30, 2013, the management fees increased $1.5 million compared to the same period of 2012. Management expects these management fees to grow as the Company increases the Fund’s New Markets Tax Credit investments.

ATM fee income. This category includes income generated by automated teller machines, or ATMs. The income earned from ATMs increased for the three and nine month periods ended September 30, 2013 and 2012.

Other. This category includes a variety of other income producing activities, including income generated from trust services, credit cards and wire transfers.

Noninterest Expense

Noninterest expense consists primarily of salary and employee benefits, occupancy and other expenses related to the Company’s operation and expansion. Noninterest expense increased by $3.5 million, or 25.8%, in the third quarter of 2013, compared to the same period in 2012. For the nine months ended September 30, 2013, noninterest expense increased $6.7 million, or 16.3%, compared to the nine months ended September 30, 2012.

The following table presents the components of noninterest expense for the respective periods.

TABLE 12—NONINTEREST EXPENSE

	Three Months Ended			Nine Months Ended
			Percent			Percent
	September 30,		Increase	September 30,		Increase
(dollars in thousands)	2013	2012	(Decrease)	2013	2012	(Decrease)
Salaries and employee benefits	$6,023	$4,729	27.4%	$16,643	$15,060	10.5%
Occupancy and equipment expenses	2,626	2,641	(0.1)	7,592	7,434	2.1
Professional fees	1,711	329	NM	4,704	2,246	109.5
Taxes, licenses and FDIC assessments	1,087	760	43.1	2,938	2,333	26.0
Tax credit investment amortization	2,403	1,445	66.3	6,295	3,907	61.1
Write-down of other real estate	29	22	31.7	131	251	(47.8)
Data processing	1,086	1,063	2.3	3,202	3,180	1.0
Advertising and marketing	507	617	(17.8)	1,476	1,617	(8.7)
Other	1,620	1,980	(18.2)	4,928	5,159	(4.5)

Total noninterest expense	$17,092	$13,586	25.8%	$47,909	$41,187	16.3%

Salaries and employee benefits. These expenses increased $1.3 million, or 27.4%, during the third quarter of 2013 compared to the same period of 2012. For the same year-to-date periods, the expense increased $1.6 million, or 10.5%. The Company had 461 full-time equivalent employees at September 30, 2013, compared to 417 employees as of September 30, 2012, an increase of 44 full time equivalent employees or 10.6%. The increase in headcount was due to the growth of the Company.

Occupancy and equipment expenses. Occupancy and equipment expenses, consisting primarily of rent and depreciation, were consistent between the third quarter of 2013 and 2012 and on a year-to-date basis over 2012. The level of the Company’s occupancy expenses is related to the number of branch offices that it maintains, and management expects that these expenses will increase as the Company continues to implement its strategic growth plan.

Professional fees. Professional fees increased during the three months ended September 30, 2013 to $1.7 million, compared to $0.3 million for the same period of 2012. For the nine months ended September 30, 2013, professional fees increased to $4.7 million, or 109.5%, compared to $2.2 million for the same period of 2012. The increase is due primarily to increases in external audit cost of $0.1 million and CDE consulting fees of $0.2 million during the third quarter of 2013 as compared to 2012. The increase in professional fees on a year-to-date basis was due to increases in external audit cost of $0.4 million, CDE management fees of $0.6 million and CDE consulting fees of $0.8 million. CDE management and consulting fees are expected to continue to increase in future periods as the Company continues to increase its investment in tax credit projects.

Taxes, licenses and FDIC assessments. The expenses related to taxes, licenses and FDIC insurance premiums and assessments were higher in the third quarter of 2013 as compared to the same period of 2012. For the nine months ended September 30, 2013, these expenses increased $0.6 million, or 26.0% from the same period of 2012. The increase over the comparable nine month period is primarily attributable to an increase in the FDIC assessment due to the strong growth in the Company’s deposits.

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

The following table presents the amortization of tax credit investments by type of credit for the respective periods.

TABLE 13—TAX CREDIT AMORTIZATION BY CREDIT TYPE

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Low-Income Housing	$475	$475	$1,425	$1,425
Federal Historic Rehabilitation	176	120	603	298
New Markets	1,752	850	4,267	2,184

Total tax credit amortization	$2,403	$1,445	$6,295	$3,907

The significant increases in amortization expense related to Federal Historic Rehabilitation and New Markets’ tax credits reflect the increase in the level of activity throughout the third quarter and year-to-date of 2013 as the Company invested in additional projects.

Data processing. Data processing expenses were flat over the three and nine month periods of 2013 and 2012.

Advertising and marketing. Advertising and marketing expenses were down in the third quarter of 2013 when compared to the third quarter of 2012 and for the comparable year-to-date periods. Advertising expenses were higher in the prior year due to the bank’s expansion into markets from the Central Progressive acquisition.

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

The Company recognized an income tax benefit for the quarterly period ended September 30, 2013 of $5.7 million, compared to $3.1 million for the same quarterly period in 2012. The Company recognized an income tax benefit for the year-to-date period ended September 30, 2013 of $13.9 million, compared to $8.0 million for the same period of 2012. The increase in income tax benefit for the periods presented was due primarily to the significant increase in New Markets tax credit investment activity in 2013 compared to 2012.

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

TABLE 14—FUTURE TAX CREDITS

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

Investing activities are funded primarily by net deposit inflows, principal repayments on loans and securities, and borrowed funds. Gross loans increased to $2.2 billion as of September 30, 2013, from $1.9 billion as of December 31, 2012. At September 30, 2013, First NBC Bank had commitments to make loans of approximately $393.5 million and un-advanced lines of credit and loans of approximately $297.8 million. The Company anticipates that First NBC Bank will have sufficient funds available to meet its current loan originations and other commitments.

At September 30, 2013, total deposits were approximately $2.6 billion, of which approximately $840.8 million were in certificates of deposits of $100,000 or more. Certificates of deposits scheduled to mature in one year or less as of September 30, 2013 totaled approximately $590.1 million while certificates of deposits of $100,000 or more with a maturity of one year or less totaled approximately $395.6 million.

In general, the Company monitors and manages liquidity on a regular basis by maintaining appropriate levels of liquid assets so that funds are available when needed. Excess liquidity is invested in overnight federal funds sold and other short-term investments. As a member of the Federal Home Loan Bank of Dallas, First NBC Bank had access to approximately $338.9 million of available lines of credit secured by qualifying collateral as of September 30, 2013. In addition, First NBC Bank maintains $75.0 million in lines of credit with its correspondent banks to support its liquidity.

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

The Company’s interest sensitivity profile was somewhat asset sensitive as of September 30, 2013, though its base net interest income would increase in the case of either an interest rate increase or decrease. Hedging instruments utilized by First NBC Bank, which consist primarily of interest rate swaps and options, protect the bank in a rising interest rate environment by providing long term funding costs at a fixed interest rate to allow the bank to continue to fund its projected loan growth. In addition, the bank utilizes interest rate floors in loan pricing to manage interest rate risk in a declining rate environment.

The following table sets forth the net interest income simulation analysis as of September 30, 2013.

TABLE 15—CHANGE IN NET INTEREST INCOME FROM INTEREST RATE CHANGES

Interest Rate Scenario	% Change in Net Interest Income
+300 basis points	9.1%
+200 basis points	7.2%
+100 basis points	3.6%
Base	0.0%
-100 basis points	9.3%

The Company also manages exposure to interest rates by structuring its balance sheet in the ordinary course of business. An important measure of interest rate risk is the relationship of the repricing period of earning assets and interest-bearing liabilities. The more closely the repricing periods are correlated, the less interest rate risk it has. From time to time, the Company may use instruments such as leveraged derivatives, structured notes, interest rate swaps, caps, floors, financial options, financial futures contracts or forward delivery contracts to reduce interest rate risk. As of September 30, 2013, the Company had hedging instruments in the notional amount of $515.0 million and with a fair value of a $5.1 million net liability.

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

Quantitative and qualitative disclosures about market risk are presented at December 31, 2012 in the Company’s Form S-1, dated April 8, 2013, as amended, as filed with the SEC. Additional information at September 30, 2013 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.	Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2013 was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).

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

From time to time, the Company and its direct and indirect subsidiaries are parties to lawsuits arising in the ordinary course of business. However, there are no material legal proceedings pending to which the Company, any of its direct and indirect subsidiaries, or any of their respective properties are currently subject.

Item 1A.	Risk Factors

None.

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

First NBC Bank Holding Company

Date: November 14, 2013	By:	/s/ Ashton J. Ryan, Jr.
Ashton J. Ryan, Jr.
President and Chief Executive Officer

Date: November 14, 2013	By:	/s/ Mary Beth Verdigets
Mary Beth Verdigets
Executive Vice President and Chief Financial Officer