Form 10-K
period 2013-12-31
First NBC Bank Holding Co
filed 2014-03-31
CIK 1496631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Commission file number: 001-35915

FIRST NBC BANK HOLDING COMPANY

(Exact name of registrant as specified in its charter)

Louisiana	14-1985604
(State of incorporation or organization)	(I.R.S. Employer Identification Number)

210 Baronne Street, New Orleans, Louisiana	70112
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (504) 566-8000

Securities registered under Section 12(b) of the Exchange Act: Common stock, $1.00 par value

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of June 30, 2013, was approximately $378,097,056.

As of March 24, 2014, the registrant had 18,521,831 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2014 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K, where indicated.

FIRST NBC BANK HOLDING COMPANY

2013 ANNUAL REPORT ON FORM 10-K

PART I.

Item 1.	Business

Unless the context otherwise requires, the words “we,” “our,” and “us” refer to First NBC Bank Holding Company and its consolidated subsidiaries.

General

We are a bank holding company, headquartered in New Orleans, Louisiana, which offers a broad range of financial services through our wholly-owned banking subsidiary, First NBC Bank, a Louisiana state non-member bank. Our primary market is the New Orleans metropolitan area and the Mississippi Gulf Coast. We serve our customers from our main office located in the Central Business District of New Orleans, 32 full service branch offices located throughout our market and a loan production office in Gulfport, Mississippi. We believe that our market exhibits attractive demographic attributes and presents favorable competitive dynamics, thereby offering long-term opportunities for growth. Our strategic focus is on building a franchise with meaningful market share and strong revenues complemented by operational efficiencies that we believe will produce attractive risk-adjusted returns for our shareholders. As of December 31, 2013, on a consolidated basis, we had total assets of $3.3 billion, net loans of $2.3 billion, total deposits of $2.7 billion, and shareholders’ equity of $381.9 million.

We were the largest bank holding company by assets headquartered in New Orleans as of December 31, 2013. We are led by a team of experienced bankers, all of whom have substantial banking or related experience and relationships in the greater New Orleans market. We believe that recent changes and disruption within our primary market caused by significant acquisitions of local financial institutions and the operating difficulties faced by many local competitors have created an underserved base of small and middle-market businesses and high net worth individuals that are interested in banking with a company headquartered in, and with decision-making authority based in, the New Orleans market. We believe our management’s long-standing presence in the area gives us insight into the local market and the ability to tailor our products and services, particularly the structure of our loans, to the needs of our targeted customers. We seek to develop comprehensive, long-term banking relationships by cross-selling loans and core deposits, offering a diverse array of products and services and delivering high quality customer service. In addition to the reputation and local connections of our management, we believe that our strong capital position gives us an instant advantage over our competitors.

Competition

We compete with a wide range of financial institutions in our market, including local, regional and national commercial banks, thrifts and credit unions, and our primary competitors are the larger regional and national banks. Consolidation activity involving out-of-state financial institutions has altered the competitive landscape in our market within recent years. As of June 30, 2005, approximately 70% of the deposits in the New Orleans market were held in banks that were based in this market. Based on deposit data as of June 30, 2013, that number had decreased to less than 25%, due in large part to the acquisition of several large, locally-based financial institutions by large out-of-state banks, two of which held in the aggregate more than 50% of the in-market deposits at the time of their respective acquisitions. Although competition within our market area is strong, we believe that the customer disruption associated with these acquisitions, as well as the loss of in-market decision-making and relationship-based banking, will continue to provide us with additional growth opportunities as the largest independent depository institution headquartered in the New Orleans market.

We also compete with mortgage companies, investment banking firms, brokerage houses, mutual fund managers, investment advisors, and other “non-bank” companies for certain of our products and services. Some of our competitors are not subject to the degree of supervision and regulatory restrictions that we are.

Employees

As of December 31, 2013, we had approximately 494 full-time equivalent employees. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We believe that our relations with our employees are good.

Acquisitions

To complement our organic growth strategy, from time to time, we evaluate potential acquisition opportunities. We believe there are many banking institutions that continue to face credit challenges, capital constraints and liquidity issues and that lack the scale and management expertise to manage the increasing regulatory burden. Our management team has a long history of identifying targets, assessing and pricing risk and executing acquisitions in a creative, yet disciplined, manner. We seek acquisitions that provide meaningful financial benefits, long-term organic growth opportunities and expense reductions, without compromising our risk profile. Additionally, we seek banking markets with favorable competitive dynamics and potential consolidation opportunities. All of our acquisition activity is evaluated and overseen by a standing Merger and Acquisition Committee of our Board of Directors.

Available Information

Our filings with the Securities Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments thereto, are available on our website as soon as reasonably practicable after the reports are filed with or furnished to the SEC. Copies can be obtained free of charge in the “Investor Relations” section of our website at www.firstnbcbank.com. Our SEC filings are also available through the SEC’s website www.sec.gov. Copies of these filings are also available by writing to us at the following address:

First NBC Bank Holding Company

210 Baronne Street

New Orleans, Louisiana 70112

Supervision and Regulation

General

Banking is highly regulated under federal and state law. We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and are subject to supervision, regulation and examination by the Federal Reserve. First NBC Bank is a commercial bank chartered under the laws of the State of Louisiana. The bank is not a member of the Federal Reserve system and is subject to supervision, regulation and examination by the Louisiana Office of Financial Institutions, or OFI, and the Federal Deposit Insurance Corporation, or FDIC. This system of supervision and regulation establishes a comprehensive framework for our operations and, consequently, can have a material impact on our growth and earnings performance.

The primary goals of the bank regulatory scheme are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. This system is intended primarily for the protection of the FDIC’s deposit insurance funds, bank depositors and the public, rather than our shareholders and creditors. The banking agencies have broad enforcement power over bank holding companies and banks, including the authority, among other things, to enjoin “unsafe or unsound” practices, require affirmative action to correct any violation or practice, issue administrative orders that can be judicially enforced, direct increases in capital, direct the sale of subsidiaries or other assets, limit dividends and distributions, restrict growth, assess civil monetary penalties, remove officers and directors, and, with respect to banks, terminate deposit insurance or place the bank into conservatorship or receivership. In general, these enforcement actions may be initiated for violations of laws and regulations or unsafe or unsound practices.

The Dodd-Frank Act

The Dodd-Frank Act, enacted on July 21, 2010, aims to restore responsibility and accountability to the financial system by significantly altering the regulation of financial institutions and the financial services industry. Full implementation of the Dodd-Frank Act will require many new rules to be issued by federal regulatory agencies over the next several years, which will profoundly affect how financial institutions will be regulated in the future. The ultimate effect of the Dodd-Frank Act and its implementing regulations on the financial services industry in general, and on us in particular, is uncertain at this time.

The Dodd-Frank Act, among other things:

•	establishes the Consumer Financial Protection Bureau, an independent organization within the Federal Reserve with centralized responsibility for promulgating and enforcing federal consumer protection laws applicable to all entities offering consumer financial products or services;

•	establishes the Financial Stability Oversight Council, tasked with the authority to identify and monitor institutions and systems that pose a systemic risk to the financial system;

•	changes the assessment base for federal deposit insurance from the amount of insured deposits held by the depository institution to the institution’s average total consolidated assets less tangible equity;

•	increases the minimum reserve ratio for the Deposit Insurance Fund from 1.15% to 1.35%;

•	permanently increases the deposit insurance coverage amount from $100,000 to $250,000;

•	requires the FDIC to make its capital requirements for insured depository institutions countercyclical, so that capital requirements increase in times of economic expansion and decrease in times of economic contraction;

•	requires bank holding companies and banks to be “well capitalized” and “well managed” in order to acquire banks located outside of their home state and requires any bank holding company electing to be treated as a financial holding company to be “well capitalized” and “well managed;”

•	directs the Federal Reserve to establish interchange fees for debit cards under a restrictive “reasonable and proportional cost” per transaction standard;

•	limits the ability of banking organizations to sponsor or invest in private equity and hedge funds and to engage in proprietary trading;

•	increases regulation of consumer protections regarding mortgage originations, including originator compensation, minimum repayment standards, and prepayment consideration;

•	restricts the preemption of select state laws by federal banking law applicable to national banks and disallow subsidiaries and affiliates of national banks from availing themselves of such preemption;

•	authorizes national and state banks to establish de novo branches in any state that would permit a bank chartered in that state to open a branch at that location; and

•	repeals the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

Some of these provisions may have the consequence of increasing our expenses, decreasing our revenues, and changing the activities in which we choose to engage. The environment in which banking organizations will operate after the financial crisis, including legislative and regulatory changes affecting capital, liquidity, supervision, permissible activities, corporate governance and compensation, changes in fiscal policy and steps to eliminate government support for banking organizations, may have long-term effects on the business model and profitability of banking organizations that cannot now be foreseen. The specific impact on our current activities or new financial activities we may consider in the future, our financial performance and the market in which we operate will depend on the manner in which the relevant agencies develop and implement the required rules and the reaction of market participants to these regulatory developments. Many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.

Regulatory Capital Requirements

Capital adequacy. The Federal Reserve Board monitors the capital adequacy of our holding company, on a consolidated basis, and the FDIC and the OFI monitor the capital adequacy of First NBC Bank. The regulatory agencies use a combination of risk-based guidelines and a leverage ratio to evaluate capital adequacy and consider these capital levels when taking action on various types of applications and when conducting supervisory activities related to safety and soundness. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among financial institutions and their holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. Regulatory capital, in turn, is classified in one of two tiers. “Tier 1” capital includes common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill, most intangible assets and certain other assets. “Tier 2” capital includes, among other things, qualifying subordinated debt and allowances for loan and lease losses, subject to limitations. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

FDIC and Federal Reserve regulations currently require banks and bank holding companies generally to maintain three minimum capital standards: (1) a tier 1 capital to adjusted total assets ratio, or “leverage capital ratio,” of at least 4%, (2) a tier 1 capital to risk-weighted assets ratio, or “tier 1 risk-based capital ratio,” of at least 4% and (3) a total risk-based capital (tier 1 plus tier 2) to risk-weighted assets ratio, or “total risk-based capital ratio,” of at least 8%. In addition, the prompt corrective action standards discussed below, in effect, increase the minimum regulatory capital ratios for banking organizations. These capital requirements are minimum requirements. Higher capital levels may be required if warranted by the particular circumstances or risk profiles of individual institutions, or if required by the banking regulators due to the economic conditions impacting our market. For example, FDIC regulations provide that higher capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Effective January 1, 2015, these minimum capital standards, as well as the prompt corrective action standards discussed below, will increase as a result of changes recently adopted by the federal banking agencies, which are described in greater detail below under “Basel III”.

Failure to meet capital guidelines could subject us to a variety of enforcement remedies, including issuance of a capital directive, a prohibition on accepting brokered deposits, other restrictions on our business and the termination of deposit insurance by the FDIC.

Prompt corrective action regulations. Under the prompt corrective action regulations, the FDIC is required and authorized to take supervisory actions against undercapitalized financial institutions. For this purpose, a bank is placed in one of the following five categories based on its capital: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under the prompt corrective action regulations, as currently in effect, to be well capitalized, a bank must have a leverage capital ratio of at least 5%, a tier 1 risk-based capital ratio of 6% and a total risk-based capital ratio of at least 10% and must not be subject to any order or written agreement or directive by a federal banking agency to meet and maintain a specific capital level for any capital measure. As discussed below under “Basel III,” the federal banking agencies have adopted changes to the capital thresholds applicable to each of the five categories under the prompt corrective action regulations.

Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, banking regulators must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category. An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. An undercapitalized institution also is generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

Furthermore, a bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements.

The capital classification of a bank affects the frequency of regulatory examinations, the bank’s ability to engage in certain activities and the deposit insurance premiums paid by the bank. As of December 31, 2013, First NBC Bank met the requirements to be categorized as well capitalized under the prompt corrective action framework as currently in effect.

Basel III. On July 2, 2013, the federal banking agencies adopted a final rule revising the regulatory capital framework applicable to all top tier bank holding companies with consolidated assets of $500 million or more and all banks, regardless of size. The Basel III framework will be applicable beginning January 1, 2015, although the capital conservation buffer, which is discussed in greater detail below, will be phased in over a three-year period, beginning January 1, 2016.

Under the Basel III framework, we will be required to maintain the following minimum regulatory capital ratios:

•	A new ratio of common equity tier 1 capital to total risk-weighted assets of not less than 4.5%;

•	A tier 1 risk-based capital ratio of 6.0% (an increase from 4.0%);

•	A total risk-based capital ratio of 8.0%; and

•	A leverage ratio of 4.0%.

The Basel III framework also changes the regulatory capital requirements for purposes of the prompt corrective action regulations. Accordingly, as of January 1, 2015, to be categorized as well capitalized, the bank must have a minimum common equity tier 1 capital ratio of at least 6.5%, a tier 1 risk-based capital ratio of at least 8.0%, a total risk-based capital ratio of at least 10.0%, and a leverage capital ratio of at least 5.0%.

Under the Basel III framework, tier 1 capital is redefined to include two components: (1) common equity tier 1 capital and (2) additional tier 1 capital. Common equity tier 1 capital consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional tier 1 capital includes other perpetual instruments historically included in tier 1 capital, such as non-cumulative perpetual preferred stock. With limited exceptions, trust preferred securities and cumulative perpetual preferred stock will no longer qualify as tier 1 capital. Tier 2 capital consists of instruments that currently qualify as tier 2 capital plus instruments that the rule has disqualified from Tier 1 capital treatment. In addition, the Basel III framework establishes certain deductions from and adjustments to the regulatory capital ratios.

The Basel III framework also implements a requirement for all banking organizations to maintain a capital conservation buffer above the minimum capital requirements to avoid certain restrictions on capital distributions and discretionary bonus payments to executive officers. The capital conservation buffer must be composed of common equity tier 1 capital. The capital conservation buffer requirement will effectively require banking organizations to maintain regulatory capital ratios at least 50 basis points higher than well capitalized levels to avoid the restrictions on capital distributions and discretionary bonus payments to executive officers.

The Basel III framework alters the method under which banking organizations must calculate risk-weighted assets in an effort to make the calculation of risk-weighted assets more risk-sensitive, to better account for risk mitigation techniques, and to create substitutes for credit ratings (in accordance with the Dodd-Frank Act). The standardized approach, which will apply to us, includes additional exposure categories as compared with current standards including a new high volatility commercial real estate category that is risk-weighted at 150%. Although a number of asset classes will be risk-weighted differently, the Basel III framework does not change standardized risk weightings for certain assets, including residential mortgages.

Although management is continuing to evaluate the impact the Basel III framework will have on our organization, we were in compliance with all applicable minimum regulatory capital requirements as of December 31, 2013 and expect to meet all minimum regulatory capital requirements under the final rule when it becomes effective, as if fully phased in.

The Basel III framework also requires banks and bank holding companies to measure their liquidity against specific liquidity tests. Although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, the Basel III framework would require specific liquidity tests by rule. On October 24, 2013, the federal banking agencies proposed rules implementing the Basel III liquidity framework, which apply only to banking organizations with $250 billion or more in consolidated assets or $10 billion or more in foreign exposures. As a result, unless modified, the Basel III liquidity framework would not apply to us.

Acquisitions by Bank Holding Companies

We must obtain the prior approval of the Federal Reserve before (1) acquiring more than five percent of the voting stock of any bank or other bank holding company, (2) acquiring all or substantially all of the assets of any bank or bank holding company, or (3) merging or consolidating with any other bank holding company. The Federal Reserve may determine not to approve any of these transactions if it would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned, the convenience and needs of the community to be served, and the record of a bank holding company and its subsidiary bank(s) in combating money laundering activities. In addition, a failure to implement and maintain adequate compliance programs could cause the Federal Reserve or other banking regulators not to approve an acquisition when regulatory approval is required or to prohibit an acquisition even if approval is not required.

Scope of Permissible Bank Holding Company Activities

In general, the Bank Holding Company Act limits the activities permissible for bank holding companies to the business of banking, managing or controlling banks and such other activities as the Federal Reserve has determined to be so closely related to banking as to be properly incident thereto.

A bank holding company may elect to be treated as a financial holding company if it and its depository institution subsidiaries are “well capitalized” and “well managed.” A financial holding company may engage in a range of activities that are (1) financial in nature or incidental to such financial activity or (2) complementary to a financial activity and which do not pose a substantial risk to the safety and soundness of a depository institution or to the financial system generally. These activities include securities dealing, underwriting and market making, insurance underwriting and agency activities, merchant banking and insurance company portfolio investments. Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators and insurance activities by insurance regulators. We currently have no plans to make a financial holding company election.

The Bank Holding Company Act does not place territorial limitations on permissible non-banking activities of bank holding companies. The Federal Reserve has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve has reasonable grounds to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.

Source of Strength Doctrine for Bank Holding Companies

Under longstanding Federal Reserve policy which has been codified by the Dodd-Frank Act, we are expected to act as a source of financial strength to, and to commit resources to support, First NBC Bank. This support may be required at times when we may not be inclined to provide it. In addition, any capital loans that we make to First NBC Bank are subordinate in right of payment to deposits and to certain other indebtedness of First NBC Bank. In the event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of First NBC Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Dividends

As a bank holding company, we are subject to certain restrictions on dividends under applicable banking laws and regulations. The Federal Reserve has issued a policy statement that provides that a bank holding company should not pay dividends unless: (1) its net income over the last four quarters (net of dividends paid) has been sufficient to fully fund the dividends; (2) the prospective rate of earnings retention appears to be consistent with the capital needs, asset quality and overall financial condition of the bank holding company and its subsidiaries; and (3) the bank holding company will continue to meet minimum required capital adequacy ratios. Accordingly, a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. The Dodd-Frank Act imposes, and Basel III results in additional restrictions on the ability of banking institutions to pay dividends. In addition, in the current financial and economic environment, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

First NBC Bank is also subject to certain restrictions on dividends under federal and state laws, regulations and policies. In general, under Louisiana law, First NBC Bank may pay dividends to us without the approval of the OFI so long as the amount of the dividend does not exceed First NBC Bank’s net profits earned during the current year combined with its retained net profits of the immediately preceding year. The bank is required to obtain the approval of the OFI for any amount in excess of this threshold. In addition, under federal law, First NBC Bank may not pay any dividend to us if it is undercapitalized or the payment of the dividend would cause it to become undercapitalized. The FDIC may further restrict the payment of dividends by requiring the bank to maintain a higher level of capital than would otherwise be required to be adequately capitalized for regulatory purposes. Moreover, if, in the opinion of the FDIC, First NBC Bank is engaged in an unsound practice (which could include the payment of dividends), the FDIC may require, generally after notice and hearing, the bank to cease such practice. The FDIC has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe banking practice. The FDIC has also issued policy statements providing that insured depository institutions generally should pay dividends only out of current operating earnings.

Restrictions on Transactions with Affiliates and Loans to Insiders

Federal law strictly limits the ability of banks to engage in transactions with their affiliates, including their bank holding companies. Sections 23A and 23B of the Federal Reserve Act, and Federal Reserve Regulation W, impose quantitative limits, qualitative standards, and collateral requirements on certain transactions by a bank with, or for the benefit of, its affiliates, and generally require those transactions to be on terms at least as favorable to the bank as transactions with non-affiliates. The Dodd-Frank Act significantly expands the coverage and scope of the limitations on affiliate transactions within a banking organization, including an expansion of what types of transactions are covered transactions to include credit exposures related to derivatives, repurchase agreements and securities lending arrangements and an increase in the amount of time for which collateral requirements regarding covered transactions must be satisfied.

Federal law also limits a bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. Also, the terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank’s capital.

Deposit Insurance Assessments

FDIC-insured banks are required to pay deposit insurance assessments to the FDIC. The amount of the assessment is based on the size of the bank’s assessment base, which is equal to its average consolidated total assets less its average tangible equity, and its risk classification under an FDIC risk-based assessment system. Institutions assigned to higher risk classifications (that is, institutions that pose a higher risk of loss to the Deposit Insurance Fund) pay assessments at higher rates than institutions that pose a lower risk. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern that the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances. As noted above, the Dodd-Frank Act changed the way that deposit insurance premiums are calculated. Continued action by the FDIC to replenish the Deposit Insurance Fund, as well as the changes contained in the Dodd-Frank Act, may result in higher assessment rates, which could reduce our profitability or otherwise negatively impact our operations.

Branching and Interstate Banking

Under Louisiana law, First NBC Bank is permitted to establish additional branch offices within Louisiana, subject to the approval of the OFI. As a result of the Dodd-Frank Act, the bank may also establish additional branch offices outside of Louisiana, subject to prior regulatory approval, so long as the laws of the state where the branch is to be located would permit a state bank chartered in that state to establish a branch. The bank currently does not have any branches outside the State of Louisiana. First NBC Bank may also establish offices in other states by merging with banks or by purchasing branches of other banks in other states, subject to certain restrictions.

Community Reinvestment Act

First NBC Bank has a responsibility under the Community Reinvestment Act, or CRA, and related FDIC regulations to help meet the credit needs of its communities, including low- and moderate-income borrowers. In connection with its examination of First NBC Bank, the FDIC is required to assess the bank’s record of compliance with the CRA. The bank’s failure to comply with the provisions of the CRA could, at a minimum, result in denial of certain corporate applications, such as branches or mergers, or in restrictions on its or the company’s activities, including additional financial activities if we elect to be treated as a financial holding company. First NBC Bank has received an “outstanding” CRA rating on each CRA examination since inception. The CRA requires all FDIC-insured institutions to publicly disclose their rating.

Concentrated Commercial Real Estate Lending Regulations

The federal banking regulatory agencies have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and nonfarm residential properties and loans for construction, land development, and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner occupied loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address, among other things, Board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending.

Consumer Laws and Regulations

The bank is subject to numerous laws and regulations intended to protect consumers in transactions with the bank, including, among others, laws regarding unfair, deceptive and abusive acts and practices, usury laws, and other federal consumer protection statutes. These federal laws include the Electronic Fund Transfer Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Real Estate Procedures Act of 1974, the S.A.F.E. Mortgage Licensing Act of 2008, the Truth in Lending Act and the Truth in Savings Act, among others. Many states and local jurisdictions have consumer protection laws analogous, and in addition, to those enacted under federal law. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans and conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission rights, action by state and local attorneys general, and civil or criminal liability.

In addition, the Dodd-Frank Act created the Consumer Financial Protection Bureau that has broad authority to regulate and supervise retail financial services activities of banks and various non-bank providers. The Bureau has authority to promulgate regulations, issue orders, guidance and policy statements, conduct examinations and bring enforcement actions with regard to consumer financial products and services. In general, however, banks with assets of $10 billion or less, such as First NBC Bank, will continue to be examined for consumer compliance by their primary federal bank regulator.

Mortgage Lending Rules

The Dodd-Frank Act authorized the Consumer Financial Protection Bureau to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay. Under the Dodd-Frank Act, financial institutions may not make a residential mortgage loan unless they make a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. The Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure but provides a full or partial safe harbor from such defenses for loans that are “qualified mortgages.” On January 10, 2013, the Bureau published final rules to, among other things, specify the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for verification, and the required methods of calculating the loan’s monthly payments. Since then, the Bureau has made certain modifications to these rules. The rules extend the requirement that creditors verify and document a borrower’s income and assets to include all information that creditors rely on in determining repayment ability. The rules also provide further examples of third-party documents that may be relied on for such verification, such as government records and check-cashing or funds-transfer service receipts. The new rules became effective on January 10, 2014. The rules also define “qualified mortgages,” imposing both underwriting standards – for example, a borrower’s debt-to-income ratio may not exceed 43% – and limits on the terms of their loans. Points and fees are subject to a relatively stringent cap, and the terms include a wide array of payments that may be made in the course of closing a loan. Certain loans, including interest-only loans and negative amortization loans, cannot be qualified mortgages.

Anti-Money Laundering and OFAC

Under federal law, financial institutions must maintain anti-money laundering programs that include established internal policies, procedures and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and law enforcement authorities have been granted increased access to financial information maintained by financial institutions.

The Office of Foreign Assets Control, or OFAC, is responsible for helping to insure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. Generally, if the bank identifies a transaction, account or wire transfer relating to a person or entity on an OFAC list, it must freeze the account or block the transaction, file a suspicious activity report and notify the appropriate authorities.

Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution’s compliance in connection with the regulatory review of applications, including applications for banking mergers and acquisitions. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing and comply with OFAC sanctions, or to comply with relevant laws and regulations, could have serious legal, reputational and financial consequences for the institution.

Safety and Soundness Standards

Federal bank regulatory agencies have adopted guidelines that establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. Additionally, the agencies have adopted regulations that provide the authority to order an institution that has been given notice by an agency that it is not satisfying any of these safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of the Federal Deposit Insurance Act. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Bank holding companies are also not permitted to engage in unsound banking practices. For example, the Federal Reserve’s Regulation Y requires a holding company to give the Federal Reserve prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases in the preceding year, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. As another example, a holding company could not impair its subsidiary bank’s soundness by causing it to make funds available to non-banking subsidiaries or their customers if the Federal Reserve believed it not prudent to do so. The Federal Reserve has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries that represent unsafe and unsound banking practices or that constitute violations of laws or regulations.

Effect of Governmental Monetary Policies

The commercial banking business is affected not only by general economic conditions but also by U.S. fiscal policy and the monetary policies of the Federal Reserve. Some of the instruments of monetary policy available to the Federal Reserve include changes in the discount rate on member bank borrowings, the fluctuating availability of borrowings at the “discount window,” open market operations, the imposition of and changes in reserve requirements against member banks’ deposits and assets of foreign branches, and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates. These policies influence to a significant extent the overall growth of bank loans, investments, and deposits and the interest rates charged on loans or paid on deposits. We cannot predict the nature of future fiscal and monetary policies and the effect of these policies on our future business and earnings.

Future Legislation and Regulatory Reform

In light of current conditions and the market outlook for continuing weak economic conditions, regulators have increased their focus on the regulation of financial institutions. New laws, regulations and policies are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating in the United States. In addition, existing laws, regulations and policies are continually subject to modification or changes in interpretation. We cannot predict whether or in what form any law, regulation or policy will be adopted or modified or the extent to which our operations and activities, financial condition, results of operations, growth plans or future prospects may be affected by its adoption or modification.

The cumulative effect of these laws and regulations add significantly to the cost of our operations and thus have a negative impact on profitability. There has also been a tremendous expansion in recent years of financial service providers that are not subject to the same level of regulation, examination and oversight as we are. Those providers, because they are not so highly regulated, may have a competitive advantage over us and may continue to draw large amounts of funds away from traditional banking institutions, with a continuing adverse effect on the banking industry in general.

Item 1A.	Risk Factors

Our business is subject to risk. The following discussion, as well as management’s discussion and analysis and our financial statements and footnotes, set forth the most significant risks and uncertainties that we believe could adversely affect our business, financial condition, results of operations or growth prospects. If any of the following risks occur, our actual results could differ materially from those described in our forward-looking statements described elsewhere in this report. These risks are not the only risks that we may face. Additional risks and uncertainties of which management is not aware, or that management currently deems to be immaterial, may also have a material adverse effect on our business, financial condition, results of operations or growth prospects.

Risks Relating to our Business

As a business operating in the financial services industry, our business and operations may be adversely affected in numerous and complex ways by weak economic conditions.

Our businesses and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States. Although the United States economy, as a whole, has improved moderately over the past several years, and the economy of the New Orleans metropolitan area has performed more strongly than the national economy, the business environment in which we operate continues to be impacted by the effects of the most recent recession. Uncertainty about the federal fiscal policymaking process, the medium and long-term fiscal outlook of the federal government, and future tax rates is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries, including global political hostilities and uncertainty over the stability of the euro currency, could affect the stability of global financial markets, which could hinder domestic economic growth. The current economic environment is characterized by interest rates at historically low levels, which impacts our ability to attract deposits and to generate attractive earnings through our investment portfolio. All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable. Our business is also significantly affected by monetary and related policies of the United States government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and prospects.

We rely heavily on our management team and could be adversely affected by the unexpected loss of key officers.

We are led by an experienced core management team with substantial experience in the markets that we serve and our operating strategy focuses on providing products and services through long-term relationship managers. Accordingly, our success depends in large part on the performance of our key personnel, as well as on our ability to attract, motivate and retain highly qualified senior and middle management. Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business plan may be lengthy. We may not be successful in retaining our key employees, and the unexpected loss of services of one or more of our key personnel could have a material adverse effect on our business because of their skills, knowledge of our market, years of industry experience, long-term customer relationships, and the difficulty of promptly finding qualified replacement personnel. If the services of any of our key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to us.

Our business is concentrated in the New Orleans metropolitan area, and we are more sensitive than our more geographically diversified competitors to adverse changes in the local economy.

We conduct substantially all of our operations in Louisiana, and more specifically, within the New Orleans metropolitan area. Substantially all of the real estate loans in our loan portfolio are secured by properties located in Louisiana. The New Orleans economy is particularly sensitive to oil and gas prices and tourism demand. We compete against a number of financial institutions that maintain significant operations outside of the New Orleans metropolitan area and outside the State of Louisiana. Accordingly, a regional or local economic downturn, or natural or man-made disaster, that affects Louisiana and New Orleans or existing or prospective property or borrowers in Louisiana and New Orleans may affect us and our profitability more significantly and more adversely than our more geographically diversified competitors.

As recovery from Hurricane Katrina winds down in New Orleans, local economic activity may be depressed, which would adversely affect our growth.

New Orleans was devastated by Hurricane Katrina in 2005, which resulted in severe loss of life, property and infrastructure damage estimated to between $75-$100 billion, and depressed real estate and labor markets and economic activity. Rebuilding continues, aided by more than $70 billion in federal government spending to date. We believe that our growth since inception has been accelerated because of the economic growth in New Orleans stimulated by this spending. The expected reduction in government spending on rebuilding in New Orleans could reduce economic activity in the region, which would adversely affect our growth.

The market in which we operate is susceptible to hurricanes and other natural disasters and adverse weather, as well as man-made disasters, which may adversely affect our business and operations.

Substantially all of our business is in the New Orleans metropolitan area, an area that has been and will continue to be susceptible to major hurricanes, floods, tornadoes, tropical storms, and other natural disasters and adverse weather. These natural disasters can disrupt our operations, cause widespread property damage, and severely depress the local economies in which we operate. Man-made disasters, like the 2010 Deepwater Horizon oil spill off the Louisiana coast, can also depress sectors that are critical to the New Orleans economy, such as tourism, energy and fishing, and other economic activity in the area. Economic losses from 2011 through 2013 for Louisiana commercial fisheries resulting from the oil spill are projected to be approximately $115-$173 million. We believe that the moratorium on offshore drilling has also had an adverse impact on economic growth in the region. Any economic decline as a result of a natural disaster, adverse weather, oil spill or other man-made disaster can reduce the demand for loans and our other products and services. In addition, the rates of delinquencies, foreclosures, bankruptcies and losses on loan portfolios may increase substantially, as uninsured property losses or sustained job interruption or loss may materially impair the ability of borrowers to repay their loans. Moreover, the value of real estate or other collateral that secures the loans could be materially and adversely affected by a disaster. A disaster could, therefore, result in decreased revenue and loan losses.

We may not be able to adequately manage our credit risk, which could adversely affect our profitability.

Our business model is focused primarily on lending to customers. The business of lending is inherently risky, and we are subject to the risk that loans that we make may not be fully repaid in a timely manner or at all or that the value of any collateral supporting those loans will be insufficient to cover our outstanding exposure. These risks may be affected by the strength of the borrower’s business sector and local, regional and national market and economic conditions. Our risk management practices, such as monitoring the concentration of our loans within specific industries and our credit approval practices, may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. Finally, many of our loans are made to small and medium-sized businesses that are less able to withstand competitive, economic and financial pressures than larger borrowers. A failure to effectively measure and limit the credit risk associated with our loan portfolio could expose us to increased losses that could adversely affect our financial results.

Our allowance for loan losses may prove to be insufficient to absorb losses inherent in our loan portfolio.

Our experience in the banking industry indicates that some portion of our loans will not be fully repaid in a timely manner or at all. Accordingly, we maintain an allowance for loan losses that represents management’s best estimate of the loan losses and risks inherent in our loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses is inherently highly subjective and requires us to make significant estimates of current credit risks, all of which may undergo material changes. Inaccurate management assumptions, continuing deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan losses. In addition, our regulators, as an integral part of their examination process, periodically review our loan portfolio and the adequacy of our allowance for loan losses and may require adjustments based on judgments different than those of management. Further, if actual charge-offs in future periods exceed the amounts allocated to the allowance for loan losses, we may need additional provision for loan losses to restore the adequacy of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, our business, financial condition, results of operations and prospects could be materially and adversely affected.

Our commercial real estate loan portfolio exposes us to risks that may be greater than the risks related to our other mortgage loans.

Our loan portfolio includes non-owner-occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties, as well as real estate construction and development loans. As of December 31, 2013, our non-owner-occupied commercial real estate loans totaled $763.3 million, or 32.4% of our total loan portfolio. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. These loans expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate because there are fewer potential purchasers of the collateral. Additionally, non-owner-occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on non-owner-occupied commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio would require us to increase our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition, results of operations and prospects.

A prolonged downturn in the real estate market could result in losses and adversely affect our profitability.

As of December 31, 2013, approximately 53% of our loan portfolio was composed of commercial and consumer real estate loans. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower, and we are exposed to risk based on the fluctuations in real estate collateral values. The market value of real estate can fluctuate significantly in a relatively short period of time as a result of numerous factors, including market conditions in the geographic area in which the real estate is located, natural or man-made disasters, and changes in monetary, fiscal or tax policy, among others. A decline in real estate values could impair the value of our collateral and our ability to sell the collateral upon any foreclosure, which would likely require us to increase our provision for loan losses. In the event of a default with respect to any of these loans, the amounts that we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. If we are required to re-value the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan losses, our profitability could be adversely affected.

Lack of seasoning of our loan portfolio could increase risk of credit defaults in the future.

As a result of our growth over the past four years, a large portion of loans in our loan portfolio and of our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because a large portion of our portfolio is relatively new, the current level of delinquencies and defaults may not represent the level that may prevail as the portfolio becomes more seasoned. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which could materially adversely affect our business, financial condition, results of operations and prospects.

Our high concentration of large loans to certain borrowers may increase our credit risk.

Our growth over the last several years has been partially attributable to our ability to originate and retain large loans. Many of these loans have been made to a small number of borrowers, resulting in a high concentration of large loans to certain borrowers. As of December 31, 2013, our 10 largest borrowing relationships ranged from approximately $30.9 million to $50.7 million (including unfunded commitments) and averaged approximately $37.9 million in total commitments. Along with other risks inherent in these loans, such as the deterioration of the underlying businesses or property securing these loans, this high concentration of borrowers presents a risk to our lending operations. If any one of these borrowers becomes unable to repay its loan obligations as a result of economic or market conditions, or personal circumstances, such as divorce or death, our nonperforming loans and our provision for loan losses could increase significantly.

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

We operate in the highly competitive banking industry and face significant competition for customers from bank and non-bank competitors, particularly regional and nationwide institutions, in originating loans, attracting deposits and providing other financial services. Many of our competitors are larger and have significantly more resources, greater name recognition, and more extensive and established branch networks than we do. Because of their scale, many of these competitors can be more aggressive than we can on loan and deposit pricing. Also, many of our non-bank competitors have fewer regulatory constraints and may have lower cost structures. We expect competition to continue to intensify due to financial institution consolidation; legislative, regulatory and technological changes; and the emergence of alternative banking sources. Increased competition could require us to increase the rates that we pay on deposits or lower the rates that we offer on loans, which could reduce our profitability. Our failure to compete effectively in our market could restrain our growth or cause us to lose market share, which could materially and adversely affect our business, financial condition, results of operations and prospects.

As a community bank, our ability to maintain our reputation is critical to the growth of our business.

We are a community bank, and our reputation is one of the most valuable components of our business. Our growth over the past several years has depended on attracting new customers from competing financial institutions and increasing our market share, primarily through the involvement of our employees in our communities and word-of-mouth advertising, rather than on growth in the market for banking services in New Orleans. As such, we strive to enhance our reputation by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve and delivering superior service to our customers. If our reputation is negatively affected by the actions of our employees or otherwise, we may be less successful in attracting new customers, and our business, financial condition, results of operations and prospects could be materially and adversely affected.

Our growth has been aided by acquisitions of our local competitors, which may not continue.

In recent years, several of our local competitors have been acquired by larger regional or nationwide institutions. As a result of these acquisitions, whether because of disruptions caused by merger integration problems, a desire to stay with a New Orleans-based institution or otherwise, many customers of the target institutions have chosen instead to bank with us. However, since 2011, we have been the largest bank holding company based in New Orleans by a significant margin, and acquisitions of our New Orleans-based competitors in the future would be unlikely to result in a comparable number of customers seeking a new, locally-based financial institution. The absence of these growth opportunities could materially and adversely affect our business, financial condition, results of operations and prospects.

We may not be able to manage the risks associated with our anticipated growth and expansion through de novo branching, which could adversely affect our profitability.

We believe that branch expansion has been meaningful to our growth since inception, and our business strategy includes evaluating strategic opportunities to continue to grow organically through the expansion of our branch banking network. De novo branching presents certain risks, including those associated with the significant upfront costs and anticipated initial operating losses of establishing a branch; the ability to attract qualified management to operate the branch; local market reception for branches established outside of the New Orleans metropolitan area; local economic conditions in the market to be served by the branch; the ability to secure attractive locations at a reasonable cost; and the additional strain on management resources and internal systems and controls. If we are unable to manage the risks associated with our continued organic growth through de novo branching, our business, financial condition, results of operations and prospects may be materially and adversely affected.

We may not be able to overcome the integration and other risks associated with acquisitions, which could adversely affect our growth and profitability.

Although we plan to continue to grow our business organically, we may from time to time consider acquisition opportunities that we believe complement our activities and have the ability to enhance our profitability. Our acquisition activities could be material to our business and involve a number of risks, including those associated with:

•	the diversion of management attention from the operation of our existing business to identify, evaluate and negotiate potential transactions;

•	the use of inaccurate estimates and judgments to evaluate credit, operations, management and market risks with respect to the target institution or assets;

•	transaction pricing as a result intense competition from other banking organizations;

•	the potential exposure to unknown or contingent liabilities related to the acquisition;

•	the time and expense required to integrate the acquisition;

•	the effectiveness of the integration of the acquisition;

•	higher operating expenses relative to operating income from the acquisition;

•	adverse short-term effect on our results of operations;

•	the potential loss of key employees and customers as a result of execution failures; and

•	the risks of impairment to goodwill or other than temporary impairment.

Depending on the condition of any institution or assets or liabilities that we may acquire, that acquisition may, at least in the near term, adversely affect our capital and earnings and, if not successfully integrated with our organization, may continue to have such effects over a longer period. We may not be successful in overcoming these risks or any other problems encountered in connection with pending or potential acquisitions. Our inability to overcome these risks could have an adverse effect on our profitability, return on equity and return on assets, as well as our ability to implement our business strategy and enhance shareholder value.

If we fail to maintain effective internal control over financial reporting, we may not be able to report our financial results accurately and timely, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports, and the price of our common stock may decline.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on that system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. During 2012, we identified a material weakness in our internal control that related to accounting for the deferred tax aspects of certain of our investments in entities that generate tax credits. We have taken what we believe are the appropriate actions to address the weakness, including hiring additional accounting personnel, providing training to our personnel to develop the expertise in tax credits, using outside accountants and consultants to supplement our internal staff when necessary, and implementing additional internal control procedures. We will continue to periodically test and update, as necessary, our internal control systems, including our financial reporting controls. However, our actions may not be sufficient to result in an effective internal control environment.

If our actions prove insufficient to prevent the recurrence of the internal control weakness that we have corrected, if we identify other material weaknesses in our internal control over financial reporting in the future, if we cannot comply with our requirements under the Sarbanes-Oxley Act in a timely manner or attest that our internal control over financial reporting is effective, or if our independent registered public accounting firm cannot express an opinion as to the effectiveness of our internal control over financial reporting when required, we may not be able to report our financial results accurately and timely. As a result, investors, counterparties and customers may lose confidence in the accuracy and completeness of our financial reports; our liquidity, access to capital markets, and perceptions of our creditworthiness could be adversely affected; and the market price of our common stock could decline. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the Securities and Exchange Commission, the Federal Reserve or the FDIC, or other regulatory authorities, which could require additional financial and management resources.

Regulatory requirements affecting our loans secured by commercial real estate could limit our ability to leverage our capital and adversely affect our growth and profitability.

The federal bank regulatory agencies have indicated their view that banks with high concentrations of loans secured by commercial real estate are subject to increased risk and should hold higher capital than regulatory minimums to maintain an appropriate cushion against loss that is commensurate with the perceived risk. That view has been incorporated, among other things, into the recent revised regulatory capital standards commonly known as Basel III, which increase the risk weighting for “high volatility commercial real estate loans” from 100% to 150%. Because a significant portion of our loan portfolio is dependent on commercial real estate, the Basel III capital framework, as well as any other policies affecting commercial real estate, could limit our ability to leverage our capital.

We maintain a significant investment in tax credits, which we may not be able to fully utilize.

As of December 31, 2013, we maintained an investment of $117.7 million in entities for which we receive allocations of tax credits, which we utilize to offset our taxable income. We earned and recognized $28.4 million and $17.1 million in tax credits in 2013 and 2012, respectively, and as of December 31, 2013, we had tax credit carryforwards of approximately $65.2 million. We also expect to receive an additional $69.0 million in tax credits related to Federal New Markets Tax Credits for which qualified equity investments have already been made and $47.4 million in tax credits related to Low-Income Housing Tax Credits. Substantially all of these tax credits are related to development projects that are subject to ongoing compliance requirements over certain periods of time to fully realize their value. If these projects are not operated in full compliance with the required terms, the tax credits could be subject to recapture or restructuring.

Our effective federal income tax rate may increase.

As a result of our utilization of tax credits, we have recognized federal income taxes at effective tax rates substantially below statutory tax rates in every year since our inception. In some years, we paid no federal income taxes, even though we were profitable. We expect that tax credit-motivated investments will continue to be a material part of our business strategy for the foreseeable future. However, our ability to continue to access tax credits in the future will depend, among other factors, on federal and state tax policies, as well as the level of competition for future tax credits. Any of these tax credit programs could be discontinued at any time by future legislative action. If we are unable for any reason to maintain a level of federal tax credits consistent with our historical allocations, our effective federal income tax rate and taxes paid would be expected to increase.

If we are unable to redeem our Series D preferred stock by February 4, 2016, or if we fail to comply with certain other terms of our Series D preferred stock, the dividend rate on will increase, which will adversely affect income to common shareholders.

We issued $37.9 million in Series D preferred stock to the U.S. Treasury in August 2011 in connection with our participation in the Small Business Lending Fund program. Under the terms of our Series D preferred stock, the annual dividend rate is fixed at a rate of 1% until February 4, 2016. If we are unable to redeem our Series D preferred stock by February 4, 2016, the annual dividend rate will increase to a fixed rate of 9%. In addition, we have certain annual reporting and certification obligations relating to our Series D preferred stock. If we fail to timely comply with any of those obligations, the annual dividend rate would increase to 7% during any period of noncompliance. Any increase in the dividend rate would decrease the amount of our income that is available to common shareholders.

We are subject to interest rate risk, which could adversely affect our profitability.

Our profitability, like that of most financial institutions, depends to a large extent on our ability to manage the risks associated with changes in interest rates. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, can impact our financial condition and results of operations in a number of ways. Net interest income, the primary driver of our earnings, is significantly affected by changes in interest rates. Net interest income is a measure of our net interest margin – the difference between the yield that we earn on our loans and investment securities and the interest rate that we pay on deposits and other borrowings – and the amount and mix of our interest-earning assets and interest-bearing liabilities. Changes in either our net interest margin or the amount or mix of interest-earning assets and interest-bearing liabilities, which can result from changes in interest rates, could affect our net interest income and our earnings. Although the yield that we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Changes in interest rates can also affect our business in numerous other ways. Increases in interest rates can have a negative impact on our results of operations by reducing loan demand and the ability of borrowers to repay their current obligations. Changes in interest rates can also affect the value of the investment securities that we hold. We measure and seek to actively manage our interest rate risk by estimating the effect of changes in interest rates on our earnings under various scenarios that differ based on assumptions about the direction, magnitude and speed of the changes and the slope of the interest rate yield curve. We hedge some of that interest rate risk with interest rate derivatives. At this time, we have positioned our asset portfolio to benefit in a higher or lower interest rate environment, but this may not remain true in the future. Furthermore, our strategies may not have the intended effect. If we are unable to effectively monitor and manage our interest rate risk, our business, results of operations, financial condition and prospects may be materially and adversely affected.

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

We manage interest rate risk by, among other things, utilizing derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. Hedging interest rate risk is a complex process, requiring sophisticated models and constant monitoring, and is not a perfect science. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. The effect of this unrealized appreciation or depreciation will generally be offset by income or loss on the derivative instruments that are linked to the hedged assets and liabilities. By engaging in derivative transactions, we are exposed to credit and market risk. If the counterparty fails to perform, credit risk exists to the extent of the fair value gain in the derivative. Market risk exists to the extent that interest rates change in ways that are significantly different from what we expected when we entered into the derivative transaction. The existence of credit and market risk associated with our derivative instruments could adversely affect our profitability and financial condition.

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

Our financial results depend on management’s selection of accounting methods and certain assumptions and estimates.

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosure of contingent assets and liabilities and the reported amount of related revenues and expenses. Certain accounting policies are inherently based to a greater extent on estimates, assumptions and judgments of management and, as such, have a greater possibility of producing results that could be materially different than originally estimated. These critical accounting policies include the allowance for loan losses, accounting for income taxes, the determination of fair value for financial instruments and accounting for stock-based compensation. Management’s judgment and the data relied upon by management may be based on assumptions that prove to be inaccurate, particularly in times of market stress or other unforeseen circumstances. Even if the relevant factual assumptions are accurate, our decisions may prove to be inadequate or inaccurate because of other flaws in the design or use of analytical tools used by management. Any such failures in our processes for producing accounting estimates and managing risks could have a material adverse effect on our business, financial condition and results of operations.

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

We rely heavily on our information technology and telecommunications systems and third-party servicers, and any systems failures or interruptions could adversely affect our operations and financial condition.

Our business depends on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. We outsource many of our major systems, such as data processing, loan servicing and deposit processing systems. The failure of any of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and subject us to additional regulatory scrutiny and possible financial liability.

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

A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. There is a risk that hazardous or toxic substances could be found on these properties, and that we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value by limiting our ability to use or sell it. Although we have policies and procedures requiring environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could cause a material adverse effect on our business, financial condition, results of operations and prospects. Future laws or regulations or more stringent interpretations or enforcement policies with respect to existing laws and regulations may increase our exposure to environmental liability.

Risks Relating to the Regulation of our Industry

We operate in a highly regulated environment, which could restrain our growth and profitability.

We are subject to extensive regulation and supervision that govern almost all aspects of our operations. These laws and regulations, and the supervisory framework that oversees the administration of these laws and regulations, are primarily intended to protect consumers, depositors, the Deposit Insurance Fund and the banking system as a whole, and not shareholders and counterparties. These laws and regulations, among other matters, affect our lending practices, capital structure, investment practices, dividend policy, operations and growth. Compliance with the myriad laws and regulations applicable to our organization can be difficult and costly. In addition, these laws, regulations and policies are subject to continual review by governmental authorities, and changes to these laws, regulations and policies, including changes in interpretation or implementation of these laws, regulations and policies, could affect us in substantial and unpredictable ways and often impose additional compliance costs. Further, any new laws, rules and regulations could make compliance more difficult or expensive. All of these laws and regulations, and the supervisory framework applicable to the banking industry, could have a material adverse effect on our business, financial condition, results of operations and prospects.

The short-term and long-term impact of the newly adopted regulatory capital rules is uncertain.

In July 2013, the federal banking agencies approved rules that will significantly change the regulatory capital requirements of all banking institutions in the United States. The new rules are designed to implement the recommendations with respect to regulatory capital standards, commonly known as Basel III, approved by the International Basel Committee on Banking Supervision. We will become subject to the new rules over a multi-year transition period beginning January 1, 2015. The new rules establish a new regulatory capital standard based on tier 1 common equity, increase the minimum tier 1 capital risk-based capital ratio, and impose a capital conservation buffer of at least 2.5% of common equity tier 1 capital above the new minimum regulatory capital ratios, when fully phased in during 2019. Failure to meet the capital conservation buffer will result in certain limitations on dividends, capital repurchases, and discretionary bonus payments to executive officers. The rules also change the manner in which a number of our regulatory capital components are calculated and the risk weights applicable to certain asset categories. Although there remains some uncertainty associated with the implementation and regulatory interpretation of the newly adopted standards, we expect that the new rules will generally require us to maintain greater amounts of regulatory capital. The new rules may also limit or restrict how we utilize our capital. A significant increase in our capital requirements could have a material adverse effect on our business, financial condition, results of operations or prospects.

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

The deposits of First NBC Bank are insured by the FDIC up to legal limits and, accordingly, subject it to the payment of FDIC deposit insurance assessments. The bank’s regular assessments are determined by the level of its assessment base and its risk classification, which is based on its regulatory capital levels and the level of supervisory concern that it poses. The FDIC has the unilateral power to change deposit insurance assessment rates and the manner in which deposit insurance is calculated and also to charge special assessments to FDIC-insured institutions. The FDIC utilized all of these powers during the financial crisis for the purpose of restoring the reserve ratios of the Deposit Insurance Fund. Any future special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities.

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

The market price of our common stock may be volatile, which may make it difficult for you to resell your shares at the volume, prices and times desired. There are many factors that may impact the market price and trading volume of our common stock, including, without limitation:

•	actual or anticipated fluctuations in our operating results, financial condition or asset quality;

•	changes in economic or business conditions;

•	initiation or termination of coverage by securities analysts;

•	publication of research reports about us, our competitors, or the financial services industry generally, or changes in, or failure to meet, securities analysts’ estimates of our financial and operating performance, or lack of research reports by industry analysts or ceasing of coverage;

•	operating and stock price performance of companies that investors deemed comparable to us;

•	future issuances of our common stock or other securities;

•	additions or departures of key personnel;

•	proposed or adopted changes in laws, regulations or policies affecting us, including the interest rate policies of the Federal Reserve;

•	perceptions in the marketplace regarding our competitors and/or us;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving our competitors or us;

•	other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services; and

•	other news, announcements or disclosures (whether by us or others) related to us, our competitors, our core market or the financial services industry.

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

We are an “emerging growth company” for purposes of the federal securities laws. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although we could lose that status sooner if our gross revenues exceed $1.0 billion, if we issue more than $1.0 billion in non-convertible debt in a three year period, or if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions, or if we choose to rely on additional exemptions in the future. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

The trading volume in our common stock is less than that of other larger financial services companies, which could increase the volatility of our stock price.

Although our common stock is listed on the Nasdaq Global Select Market, the trading volume in our common stock is less than that of other larger financial services companies. Given the lower trading volume, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall. In addition, a majority of our outstanding common stock is held by institutional shareholders, and trading activity involving large positions may increase the volatility of our stock price. As a result, shareholders may not be able to sell their shares at the volume, prices and times desired.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our main office is located at 210 Baronne Street in New Orleans, which was built in 1927 and housed the former First National Bank of Commerce in New Orleans until its sale to Bank One in 1998. In addition to our main office, we operate from 31 branch offices located in Orleans, Jefferson, Tangipahoa, St. Tammany, Livingston and Washington Parishes and a loan production office in Gulfport, Mississippi. We lease our main office and 14 of our branch offices. These leases expire between 2014 and 2037, not including any renewal options that may be available. We own the remainder of our offices. All of our banking offices are in free-standing permanent facilities, except for the Kenner banking office. All of our banking offices are equipped with automated teller machines, and all of which provide for drive-up access, except for the main office.

Item 3.	Legal Proceedings.

From time to time, we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

Item 4.	Mine Safety Disclosures.

Not applicable.

Part II.

Item 5.	Market Information and Holders

Our common stock is listed on the NASDAQ Global Select Market under the symbol “NBCB.” As of March 24, 2014, there were approximately 617 holders of record of our common stock.

The following table sets forth the reported high and low sales price of our common stock as quoted on the NASDAQ during each quarter since we completed our initial public offering in May 2013.

2013	High Sale	Low Sale
4th quarter	$33.11	$32.01
3rd quarter	24.50	24.23
2nd quarter	24.85	24.32

Stock Performance Graph

The following graph and table, which were prepared by SNL Financial LC (“SNL”), compare the cumulative total return on our common stock over a measurement period beginning May 9, 2013 with (i) the cumulative total return on the stocks included in the Russell 3000 Index and (ii) the cumulative total return on the stocks included in the SNL Index of Banks with assets between $1 billion and $5 billion.

	Period Ending
Index	05/09/13	05/31/13	06/30/13	07/31/13	08/31/13	09/30/13	10/31/13	11/30/13	12/31/13
First NBC Bank Holding Company	100.00	104.67	101.67	109.00	97.96	101.58	111.04	120.33	134.58
Russell 3000	100.00	100.44	99.13	104.57	101.65	105.43	109.91	113.10	116.08
SNL Bank $1B-$5B	100.00	101.96	104.72	114.42	108.70	114.89	119.15	129.35	130.35

The stock performance graph assumes $100.00 was invested May 9, 2013. The stock price performance included in this graph is not necessarily indicative of future stock performance.

Dividend Policy

We have not paid any dividends on our common stock since inception, and we do not intend to pay dividends for the foreseeable future. Instead, we anticipate that all of our future earnings will be retained to support our operations and to finance the growth and development of our business.

In addition, we are a holding company and do not engage directly in business activities of a material nature. Accordingly, our ability to pay dividends to our shareholders depends, in large part, upon our receipt of dividends from First NBC Bank. First NBC Bank and we are also subject to numerous limitations on the payments of dividends under federal and state banking laws, regulations and policies. See “Supervision and Regulation-Dividends” in Item 1 of this annual report.

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents certain information regarding our equity compensation plans as of December 31, 2013.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	855,101	$13.48	329,674
Equity compensation plans not approved by security holders	202,426	$13.63	—

Total	1,057,527	$13.51	329,674

Item 6.	Selected Consolidated Financial and Other Data

	As of and for the year ended December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands, except share data)
Income Statement Data:
Interest income	$124,024	$106,457	$79,014	$60,691	$45,192
Interest expense	39,148	31,666	26,367	24,328	21,925

Net interest income	84,876	74,791	52,647	36,363	23,267
Provision for loan losses	9,800	11,035	8,010	5,514	2,466

Net interest income after provision	75,076	63,756	44,637	30,849	20,801
Noninterest income	13,416	13,136	5,951	5,647	2,673
Noninterest expense	67,332	55,007	36,247	26,287	19,186

Income before income taxes	21,160	21,885	14,341	10,209	4,288
Income tax expense (benefit)	(19,751)	(7,565)	(5,407)	147	90

Net income	40,911	29,450	19,748	10,062	4,198

Net income attributable to noncontrolling interests	—	510	308	—	—
Preferred stock dividends	347	510	792	972	634
Accretion of discount on preferred stock	—	—	580	179	134

Income available to common shareholders	$40,564	$28,430	$18,068	$8,911	$3,430

Period-End Balance Sheet Data:
Investment in short-term receivables	$246,817	$81,044	$10,180	$37,068	$—
Investment securities available for sale	277,719	405,355	316,309	183,922	117,568
Investment securities held to maturity	94,904	—	—	—	—
Loans, net of allowance for loan losses	2,325,634	1,895,240	1,633,214	1,099,975	840,644
Allowance for loan losses	32,143	26,977	18,122	12,508	7,889
Total assets	3,286,617	2,670,867	2,216,456	1,459,943	1,076,875
Noninterest-bearing deposits	291,080	239,538	221,423	115,071	56,169
Interest-bearing deposits	2,439,727	2,028,990	1,680,587	1,179,710	911,896
Long-term borrowings	55,110	75,220	56,845	15,440	550
Preferred shareholders’ equity	42,406	49,166	58,517	18,105	17,927
Common shareholders’ equity	339,451	198,935	163,353	111,281	71,479
Total shareholders’ equity	381,857	248,101	221,870	129,386	89,406
Per Share Data:
Earnings
Basic	$2.38	$2.04	$1.55	$1.14	$0.52
Diluted	2.32	2.02	1.54	1.13	0.51
Book value	18.33	15.24	13.58	11.63	10.66
Tangible book value(1)	17.88	14.58	12.84	11.07	9.84
Weighted average common shares outstanding
Basic	16,203,919	12,952,751	10,794,639	7,800,425	6,652,688
Diluted	16,624,114	13,112,791	10,860,928	7,858,410	6,689,713

Performance Ratios:
Return on average common equity	14.88%	15.77%	14.28%	11.42%	6.11%
Return on average equity	12.63	12.40	11.25	9.48	5.07
Return on average assets	1.37	1.19	1.17	0.79	0.45
Net interest margin	3.11	3.36	3.44	3.09	2.67
Efficiency ratio(2)	68.50	62.56	61.86	62.57	73.97

	As of and for the year ended December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands, except share data)

Asset Quality Ratios:
Nonperforming assets to total loans, other real estate owned and other assets owned(3)(4)	0.93%	1.66%	1.11%	0.89%	0.95%
Allowance for loan losses to total loans(4)	1.36	1.40	1.10	1.12	0.93
Allowance for loan losses to nonperforming loans(3)	178.34	115.19	173.92	333.99	140.27
Net charge-offs to average loans	0.22	0.12	0.19	0.09	0.01

Capital Ratios:
Total shareholders’ equity to assets	11.62%	9.29%	10.08%	8.86%	8.30%
Tangible common equity to tangible assets(5)	10.10	7.15	7.04	7.28	6.16
Tier 1 leverage capital	11.76	9.04	10.69	8.92	8.10
Tier 1 risk-based capital	13.26	11.26	12.02	10.07	9.91
Total risk-based capital	14.40	12.51	13.02	11.05	10.71

(1)	Tangible book value per common share is a non-GAAP financial measure. Tangible book value per common share is computed as total shareholders’ equity, excluding preferred stock, less intangible assets, divided by the number of common shares outstanding at the balance sheet date. The Company believes that the most directly comparable GAAP financial measure is book value per share.
(2)	Efficiency ratio is the ratio of noninterest expense to net interest income and noninterest income.
(3)	Nonperforming assets consist of nonperforming loans and real estate and other property that we have repossessed. Nonperforming loans consist of nonaccrual loans and restructured loans.
(4)	Total loans are net of unearned discounts and deferred fees and costs.
(5)	Tangible common equity to tangible assets is a non-GAAP financial measure. Tangible common equity is computed as total shareholders’ equity, excluding preferred stock, less intangible assets, and tangible assets are calculated as total assets less intangible assets. The Company believes that the most directly comparable GAAP financial measure is total shareholders’ equity to assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of First NBC Bank Holding Company (“Company”) and its wholly owned subsidiary, First NBC Bank, as of December 31, 2013 and December 31, 2012 and for the years ended December 31, 2013 through 2011. This discussion and analysis should be read in conjunction with the audited consolidated financial statements, accompanying the footnotes and supplemental data included herein.

Forward-Looking Statements

From time to time, the Company has made and will make forward-looking statements, which reflect the Company’s current expectations with respect to, among other things, future events and financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or other comparable of a future or forward-looking nature. The Company’s disclosures in this annual report contain forward-looking statements within the meaning of the Private Securities Litigations Reform Act of 1995. The Company also may make forward-looking statements in its other documents filed or furnished with the Securities and Exchange Commission or orally to analysts, investors, representatives of the media and others. Forward-looking statements are not historical facts, and all forward-looking statements are, by their nature, subject to risks and uncertainties, many of which are beyond the Company’s control. There are or will be important factors that could cause actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•	business and economic conditions generally and in the financial services industry, nationally and within our local market area;

•	changes in management personnel;

•	changes in government spending on rebuilding projects in New Orleans;

•	hurricanes, other natural disasters and adverse weather; oil spills and other man-made disasters; acts of terrorism, an outbreak of hostilities or other international or domestic calamities, acts of God and other matters beyond the Company’s control;

•	economic, market, operational, liquidity, credit and interest rate risks associated with the Company’s business;

•	deterioration of asset quality;

•	changes in real estate values;

•	the ability to execute the strategies described in this annual report;

•	increased competition in the financial services industry, nationally, regionally or locally, which may adversely affect pricing and terms;

•	the ability to identify potential candidates for, and consummate, acquisitions of banking franchises on attractive terms, or at all;

•	the ability to achieve organic loan and deposit growth and the composition of that growth;

•	changes in federal tax law or policy;

•	volatility and direction of market interest rates;

•	changes in the regulatory environment, including changes in regulations that affect the fees that the Company charges or expenses that it incurs in connection with its operations;

•	changes in trade, monetary and fiscal policies and laws;

•	governmental legislation and regulation, including changes in accounting regulation or standards;

•	changes in interpretation of existing law and regulation;

•	further government intervention in the U.S. financial system; and

•	other factors that are discussed in the section titled “Risk Factors,” beginning on page 11.

Any forward-looking statement speaks only as of the date on which it is made, and the Company does not undertake any obligation to publicly update or review any forward-looking statement. New factors emerge from time to time, and it is not possible for the Company to predict which will arise. In addition, the Company cannot assess the impact of each factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be viewed as predictions and should not be the primary basis upon which investors evaluate an investment in the Company’s securities.

EXECUTIVE OVERVIEW

The Company is a bank holding company, which operates through one segment, community banking, and offers a broad range of financial services to businesses, institutions, and individuals in southeastern Louisiana and the Mississippi Gulf Coast. The Company operates 32 full service banking offices located throughout its market and a loan production office in Gulfport, Mississippi. The Company generates most of its revenue from interest on loans and investments, service charges, and gains on the sale of loans and securities. The Company’s primary source of funding for its loans is deposits. The largest expenses are interest on these deposits and salaries and related employee benefits. The Company measures its performance through its net interest margin, return on average assets and return on average common equity, while maintaining appropriate regulatory leverage and risk-based capital ratios.

BALANCE SHEET POSITION AND RESULTS OF OPERATIONS

The Company’s income available to common shareholders for the year ended December 31, 2013 totaled $40.6 million, or $2.32 per diluted share, compared to $28.4 million, or $2.02 per diluted share for 2012. Basic earnings per share for the year ended December 31, 2013 were $2.38, an increase of $0.34, or 16.7%, compared to the year ended December 31, 2012. The Company’s strong earnings for the year ended December 31, 2013 were due to its year over year earning asset growth in the markets in which it serves, the positive growth in the markets acquired from Central Progressive Bank in 2011, and the increase in income tax benefit due to the Company’s investment in federal tax credit programs.

Key components of the Company’s performance during the year ended December 31, 2013 are summarized below.

•	Total assets at December 31, 2013 were $3.3 billion, an increase of $615.8 million, or 23.1%, from December 31, 2012.

•	Total loans at December 31, 2013 were $2.3 billion, an increase of $430.4 million, or 22.7%, from December 31, 2012. The increase in loans was primarily due to increases of $139.2 million, or 14.1%, in commercial real estate loans, $236.0 million, or 36.5%, in commercial loans, and $43.9 million, or 26.0%, in construction loans from December 31, 2012.

•	The Company closed 8 Federal New Markets Tax Credits projects during 2013 with $55.5 million in Federal New Markets Tax Credits allocation. The Company also invested in 7 Federal New Markets Tax Credits projects during 2013 which had not closed at year end.

•	Total deposits increased $462.3 million, or 20.4%, from December 31, 2012. The increase was due primarily to increases in money market deposits of $244.2 million, or 59.4%, NOW deposits of $74.1 million, or 16.9%, and certificates of deposit of $83.9 million, or 7.4%, from December 31, 2012.

•	Shareholders’ equity increased $133.8 million, or 53.9%, to $381.9 million from December 31, 2012. The increase was primarily attributable to the results of the Company’s initial public offering and retained earnings over the period.

•	Interest income increased $17.6 million, or 16.5%, during 2013 compared to 2012. The increases were driven by increases in loan growth, investment securities and investment in short-term receivables and were partially offset by lower yields on average interest-earning assets.

•	Interest expense increased $7.5 million, or 23.6%, during 2013 compared to 2012. The increases were primarily due to higher average balances of interest-bearing deposits and the Company’s tiered rate structure for all of its deposits. During the third quarter of 2013, the Company began a strategic effort to lower its cost of funds.

•	The provision for loan losses decreased $1.2 million, or 11.2%, during 2013 compared to 2012. The provision for loan losses in the prior year was impacted primarily by the increase in the reserve due to one commercial loan relationship which was subsequently charged-off in 2013. As of December 31, 2013, the Company’s ratio of allowance for loan losses to total loans was 1.36%, compared to 1.40% at December 31, 2012.

•	Noninterest income for the year ended December 31, 2013 increased $0.3 million, or 2.1%, compared to the year ended December 31, 2012. Noninterest income, excluding securities gains, during 2013 increased $4.3 million, or 48.7%, compared to 2012. The change in noninterest income during 2013 was due primarily to decreases in service charges on deposit accounts ($0.5 million) and securities gains ($4.0 million), which were offset by increases in income from the sale of state tax credits ($2.2 million) and CDE fees ($1.7 million).

•	The tax effect of the tax credits generated from the Company’s investment in federal tax credit programs, which if included in the noninterest income, would have increased total noninterest income by $40.6 million, $22.1 million and $15.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company’s income before income tax expense, adjusted for the tax effect of these investments in federal tax credits, would have been $61.8 million, $43.9 million and $29.8 million for 2013, 2012 and 2011, respectively. The impact of which is detailed in Table 1-Reconciliations of Non-GAAP Financial Measures.

•	Noninterest expense during 2013 increased $12.3 million, or 22.4%, compared to 2012. The increase in noninterest expense compared to 2012 was due primarily to higher salaries and employee benefits ($3.5 million ), professional fees ($3.7 million), and tax credit amortization ($3.8 million).

NON-GAAP FINANCIAL MEASURES

This discussion and analysis contains financial information determined by methods other than in accordance with generally accepted accounting principles, or GAAP. The Company’s management uses these non-GAAP financial measures in its analysis of the Company’s performance.

As a material part of its business plan, the Company invests in entities that generate federal income tax credits, and management believes that understanding the impact of the Company’s investment in tax credit entities is critical to understanding its financial performance on a standalone basis and in relation to its peers. Like its investments in loans and investment securities, the Company’s investment in tax credit entities generates a return for the Company. However, unlike the income generated by its loans and investment securities, or service charges or other noninterest income, which under GAAP are taken into account in the determination of income before income taxes, the return generated by the Company’s investment in tax credit entities is reflected only as a reduction of income tax expense.

Under current GAAP accounting the returns generated from the Company’s investment in tax credit entities is a component of the Company’s income tax provision, where as all of the expenses are recorded in noninterest expense. Because of the level of the Company’s investment in tax credit entities, management believes that the effect of adjusting the relevant GAAP measures to account for the returns generated by the Company’s investment in tax credit entities is meaningful to a more complete understanding of the Company’s financial performance.

Accordingly, in measuring the Company’s financial performance, in addition to financial measures that are prepared in accordance with GAAP, management utilizes a non-GAAP performance measure that adjusts noninterest income to reflect the effect of the federal income tax credits generated from the Company’s investment in tax credit entities, offset by the direct costs associated with the tax credit investments, to derive at an adjusted income before income taxes non-GAAP measure. The non-GAAP measure of adjusted income before income taxes is reconciled to the corresponding measure determined in accordance with GAAP on “Table 1 – Reconciliations of Non-GAAP Financial Measures.” Management believes that this non-GAAP financial measure should facilitate an investor’s understanding and analysis of the Company’s underlying financial performance and trends, in addition to the corresponding financial information prepared and reported in accordance with GAAP.

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

The following table reconciles, as of the dates set forth below, income before income taxes (on a GAAP basis) to income before income taxes adjusted for investments in federal tax credit programs, shareholders’ equity (on a GAAP basis) to tangible common equity and total assets (on a GAAP basis) to tangible assets and calculates tangible book value per share.

TABLE 1-RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES

	As of and for the Years Ended December 31,
(in thousands, except per share data)	2013	2012	2011

Income before income taxes:
Income before income taxes (GAAP)	$21,160	$21,885	$14,341
Noninterest expense adjustments(1)
Tax credit investment amortization(2)	8,639	4,808	2,868
Other direct expenses(3)	1,156	1,041	801

Income before income taxes before the impact of tax credit related activities (Non-GAAP)	30,955	27,734	18,010

Tax equivalent income associated with investment in federal tax credit programs	40,618	22,051	15,432

Less: Direct expenses associated with investment in federal tax credit programs	(9,795)	(5,849)	(3,669)

Income related to investment in federal tax credit programs	30,823	16,202	11,763

Income before income taxes (Non-GAAP)	61,778	43,936	29,773
Income tax expense-adjusted (Non-GAAP)(4)	(20,867)	(14,486)	(10,025)

Net income (GAAP)	$40,911	$29,450	$19,748

Tangible equity and asset calculations:
Total equity (GAAP)	$381,859	$248,102	$223,516
Adjustments
Preferred equity	42,406	49,166	58,517
Goodwill	4,808	4,808	4,808
Other intangibles	3,625	3,874	4,172

Tangible common equity	331,020	190,254	156,019

Total assets (GAAP)	3,286,617	2,670,867	2,216,456
Adjustments
Goodwill	4,808	4,808	4,808
Other intangibles	3,625	3,874	4,172

Tangible assets	3,278,184	2,662,185	2,207,476

Total common shares	18,514,271	13,052,583	12,153,108

Book value per common share	$18.33	$15.24	$13.58
Effect of adjustment	0.45	0.66	0.74
Tangible book value per common share	17.88	14.58	12.84

Total equity to assets	11.62%	9.29%	10.08%
Effect of adjustment	1.52	2.14	3.04
Tangible common equity to tangible assets	10.10	7.15	7.04

(1)	Noninterest expense adjustments for direct expenses related to the Company’s investment in federal tax credit programs exclude general and administrative costs associated with the Company’s investment in federal tax credit programs.
(2)	Tax credit amortization represents the amount of amortization associated with the investment in federal tax credit programs over the compliance periods discussed in Note 1 of the consolidated financial statements.
(3)	Other direct expenses represents fees and expenses incurred as a result of the Company’s investment in federal tax credit programs.
(4)	Income tax expense is calculated on the adjusted non-GAAP effective tax rate for the Company of 34%, 33% and 34%, respectively, for the years ended December 31, 2013, 2012 and 2011.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The consolidated financial statements are prepared in accordance with GAAP and with general practices within the financial services industry. Application of these principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company’s estimates are based on historical experience and on various other assumptions that it believes to be reasonable under current circumstances. These assumptions form the basis for its judgments about the carrying values of assets and liabilities that are not readily available from independent, objective sources. The Company evaluates its estimates on an ongoing basis. Use of alternative assumptions may have resulted in significantly different estimates. Actual results may differ from these estimates.

The Company has identified the following accounting policies and estimates that, due to the difficult, subjective or complex judgments and assumptions inherent in those policies and estimates and the potential sensitivity to its financial statements to those judgments and assumptions, are critical to an understanding of the Company’s financial condition and results of operations. The Company believes that the judgments, estimates and assumptions used in the preparation of its financial statements are appropriate.

Allowance for Loan Losses. Management evaluates the adequacy of the allowance for credit losses each quarter based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors. This evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect management’s estimates of inherent losses, including volatility of default probabilities, rating migrations, loss severity and economic and political conditions. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

The Company determines the amount of the allowance based on the assessment of inherent losses in the loan portfolio. The allowance recorded for commercial loans is based on reviews of individual credit relationships, an analysis of the migration of commercial loans and actual loss experience, together with qualitative factors as discussed for noncommercial loans. The allowance recorded for noncommercial loans is based on an analysis of loan mix, risk characteristics of the portfolio, delinquency and bankruptcy experiences and historical losses, adjusted for current trends, for each loan category or group of loans. The allowance for loan losses relating to impaired loans is based on the collateral for collateral-dependent loans or the discounted cash flows using the loan’s effective interest rate, if not collateral dependent.

Regardless of the extent of the Company’s analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan portfolio. This is due to several factors, including inherent delays in obtaining information regarding a customer’s financial condition or changes in their unique business conditions, the subjective nature of individual loan evaluations, collateral assessments, the interpretation of economic trends, and industry concentrations. Volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger, non-homogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogenous groups of loans are among other factors. The Company estimates a range of loss factors related to the existence and severity of these exposures. The estimates are based upon the evaluation of risk associated with the commercial and consumer portfolios and the estimated impact of the current economic environment.

Fair Value Measurement. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in a principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date, using assumptions market participants would use when pricing an asset or liability. An orderly transaction assumes exposure to the market for a customary period for marketing activities prior to the measurement date and not a forced liquidation or distressed sale. Fair value measurement and disclosure guidance provides a three-level hierarchy that prioritizes the inputs of valuation techniques used to measure fair value into three broad categories:

•	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Observable inputs such as quoted prices for similar assets and liabilities in active markets, quoted prices for similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

Fair value may be recorded for certain assets and liabilities every reporting period on a recurring basis or under certain circumstances, on a non-recurring basis. The following represents significant fair value measurements included in the financial statements based on estimates.

The Company uses interest rate derivative instruments to manage its interest rate risk. All derivative instruments are carried on the balance sheet at fair value. Fair values for over-the-counter interest rate contracts used to manage its interest rate risk are provided either by third-party dealers in the contracts or by quotes provided by independent pricing services. Information used by these third-party dealers or independent pricing services to determine fair values are considered significant other observable inputs. Credit risk is considered in determining the fair value of derivative instruments. Deterioration in the credit ratings of customers or dealers reduces the fair value of asset contracts. The reduction in fair value is recognized in earnings during the current period. Deterioration in the Company’s credit rating below investment grade would affect the fair value of its derivative liabilities. In the event of a credit down-grade, the fair value of the Company’s derivative liabilities would decrease.

The fair value of the securities portfolio is generally based on a single price for each financial instrument provided by a third-party pricing service determined by one or more of the following:

•	Quoted prices for similar, but not identical, assets or liabilities in active markets;

•	Quoted prices for identical or similar assets or liabilities in inactive markets;

•	Inputs other than quoted prices that are observable, such as interest rate and yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates; and

•	Other inputs derived for or corroborated by observable market inputs.

The underlying methods used by the third-party services are considered in determining the primary inputs used to determine fair values. The Company evaluates the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers’ quotes, sales or purchases of similar instruments and discounted cash flows to establish a basis for reliance on the pricing service values. Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values. Based on this evaluation, it can be determined that the results represent prices that would be received to sell assets or paid to transfer liabilities in orderly transaction in the current market.

The Company evaluates impaired investment securities quarterly to determine if impairments are temporary or other-than-temporary. For impaired debt securities, management first determines whether it intends to sell or if it is more-likely than not that it will be required to sell the impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. All impaired debt securities that we intend to sell or that we expect to be required to sell are considered other-than-temporarily impaired and the full impairment loss is recognized as a charge against earnings.

Tax Credits. The Company invests in tax credit-motivated projects, including those generating Low-Income Housing, Federal Historic Rehabilitation and Federal New Markets Tax Credits. Federal tax credits are recorded as an offset to the income tax provision in the year in which they are earned under federal income tax law. Low-Income Housing Tax Credits are earned ratably over a period of either 10 or 15 years, beginning in the period in which rental activity commences. Federal Historic Rehabilitation Tax Credits are earned in the year that the certificate of occupancy is issued. Federal New Markets Tax Credits are earned over a seven year period in the manner described below. The credits, if not used to reduce the income on the tax return in the year of origination, can be carried forward for 20 years. For certain of the investment structures for Federal Historic Rehabilitation and Federal New Markets Tax Credits, the Company is required to reduce the tax basis of its investment in the entity used to earn the credit by the amount of the credit earned. Deferred taxes are provided in the year that the tax basis is reduced in accordance with ASC 740.

For Low-Income Housing and Federal Historic Rehabilitation Tax Credits, the Company invests in a tax credit entity, usually a limited liability company, which owns the real estate. The Company receives a 99.9% nonvoting interest in the entity that must be retained during the compliance period for the credits (15 years for Low-Income Housing credits and five years for Federal Historic Rehabilitation credits). In most cases, the interest in the entity is reduced from a 99.9% interest to a 10% to 25% interest at the end of the compliance period. Control of the tax credit entity rests in the 0.1% interest general partner, who has the power and authority to make decisions that impact economic performance of the project and is required to oversee and manage the project. Due to the lack of any voting, economic or managerial control, and due to the contractual reduction in the investment, the Company accounts for its investments by amortizing the investment over the compliance or contract period. Any potential residual value in the real estate at the end of the compliance period will be recognized upon disposition of the investment.

Federal New Markets Tax Credits are allocated to Community Development Entities, or CDEs. The CDE, in most cases, creates a special purpose subsidiary for the project through which the credits are allocated and through which the proceeds from the tax credit investor and a leverage lender, if applicable, flow through to the project, which in turn, generate the credit. The Company participates in CDEs in two ways. First, the Company organized First NBC Community Development Fund, LLC, or the Fund, to become a CDE, and the Company serves as the tax credit investor in the Fund. When a project is funded through the Fund, the Company consolidates the Fund and its special purpose subsidiaries since the Company maintains control over these entities. Second, the Company is also a limited partner in a number of limited partnerships that invest in CDEs that are not associated with the Fund. The Company has no control of these CDEs, their special purpose subsidiaries or the qualifying project entity.

Federal New Markets Tax Credits are calculated at 39% of the total project cost and earned and recognized at the rate of 5% for each of the first three years and 6% for each of the next four years. Federal tax law requires special terms benefitting the qualified project, which may include complete or partial debt forgiveness at the end of the seven-year term or below market rates. The Company expenses the cost of any benefits provided to the project over the seven-year compliance period. When First NBC Bank also has the loan, commonly called a leverage loan, to the project, it is carried on the bank’s balance sheet as a loan as it has normal credit exposure to the project and is repaid at the end of the compliance period. In general, the leverage loan has no principal payments during the compliance period, but the bank requires that the borrowers fund a sinking fund over the compliance period to achieve the same risk reduction effect as if principal were being amortized.

For Low-Income Housing, Federal Historic Rehabilitation and Federal New Markets Tax Credits transactions when the bank is the CDE, the Company maintains the risk of credit recapture if the project fails to maintain compliance with applicable standards during the compliance period. These events, although rare, are accounted for when they occur, and no such events have occurred to date.

Income Tax Accounting. The Company estimates its income taxes for each period for which a statement of income is presented. This involves estimating its actual current tax exposure, as well as assessing temporary differences resulting from differing timing of recognition of expenses, income and tax credits for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and, to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities.

Stock-Based Compensation. The Company utilizes a stock-based employee compensation plan, which provides for the issuance of stock options and restricted stock. The Company accounts for stock-based employee compensation in accordance with the fair value recognition provisions of ASC 718, Compensation – Stock Compensation. As a result, compensation cost for all share-based payments is based on the grant-date fair value estimated in accordance with ASC 718. Compensation cost is recognized as expense over the service period, which is generally the vesting period of the options and restricted stock. The expense is reduced for estimated forfeitures over the vesting period and adjusted for actual forfeitures as they occur.

Goodwill and Other Intangibles. Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually, or more frequently if circumstances indicate their value may not be recoverable. Other identifiable intangible assets that are subject to amortization are amortized on a straight line basis over their estimated useful lives, ranging from two to 12 years. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable.

FINANCIAL CONDITION

Assets increased $615.8 million, or 23.1%, to $3.3 billion as of December 31, 2013, compared to $2.7 billion as of December 31, 2012 as the Company continued to experience strong growth in the New Orleans market area. Net loans increased $430.4 million, or 22.7%, to $2.3 billion as of December 31, 2013, compared to $1.9 billion as of December 31, 2012. During 2013, the Company transferred $95.4 million of its investment security portfolio to held to maturity. Securities totaled $372.6 million compared to $405.4 million as of December 31, 2012, a decrease of 8.1%, on the total portfolio. The Company increased its investment in short-term receivables to $246.8 million compared to $81.0 million as of December 31, 2012. Deposits increased $462.3 million, or 20.4%, to $2.7 billion as of December 31, 2013, compared to $2.3 billion as of December 31, 2012. Total shareholders’ equity increased $133.8 million, or 53.9%, to $381.9 million as of December 31, 2013, compared to $248.1 million as of December 31, 2012, primarily from the gross proceeds of the initial public offering of 4,791,667 shares of its common stock during the second quarter of 2013.

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

The following table sets forth the amount of loans, by category, as of the respective periods.

TABLE 2-TOTAL LOANS BY LOAN TYPE

	As of December 31,
(dollars in thousands)	2013		2012		2011		2010		2009
Construction	$212,430	9.0%	$168,544	8.8%	$194,295	11.8%	$93,798	8.4%	$120,057	14.1%
Commercial real estate	1,128,181	47.8	988,994	51.5	805,101	48.8	577,994	52.0	424,657	50.0
Consumer real estate	117,653	5.0	103,516	5.4	81,663	4.9	58,802	5.3	11,369	1.3
Commercial	883,111	37.5	647,090	33.7	555,959	33.7	374,371	33.7	284,780	33.6
Consumer	16,402	0.7	14,073	0.6	14,318	0.8	7,518	0.6	7,670	1.0

Total loans	$2,357,777	100.0%	$1,922,217	100.0%	$1,651,336	100.0%	$1,112,483	100.0%	$848,533	100.0%

The Company’s primary focus has been on commercial real estate and commercial lending, which comprises 85% of the loan portfolio as of December 31, 2013 and December 31, 2012. Although management expects continued growth with respect to the loan portfolio, it does not expect any significant changes over the foreseeable future in the composition of the loan portfolio or in the emphasis on commercial real estate and commercial lending. The Company continues to see demand for these types of loans in the markets in which it operates. Due to the continuing low level of interest rates in the economy, the Company has continued to see a shift in its portfolio mix of fixed and variable rate loans and has had to employ strategies to maintain the yield on loans.

A significant portion, $364.9 million, or 32.3%, as of December 31, 2013, compared to $345.4 million, or 34.9%, as of December 31, 2012, of the commercial real estate exposure represented loans to commercial businesses secured by owner occupied real estate which, in effect, are commercial loans with the borrowers’ real estate providing a secondary source of repayment. Commercial loans represent the second largest category of loans in the portfolio. The Company attributes its commercial loan growth primarily to the implementation of its relationship-based banking model and the success of its relationship managers in transitioning commercial banking relationships from other local financial institutions and in competing for new business from attractive small to mid-sized commercial customers located in its market for which this approach to customer service is desirable.

The following table sets forth the contractual maturity ranges, and the amount of loans with fixed and variable rates, in each maturity range.

TABLE 3-LOAN MATURITIES BY LOAN TYPE

	As of December 31, 2013
(dollars in thousands)	Due Within One Year	After One but Within Five Years	After Five Years	Total
Construction	$96,933	$91,049	$24,448	$212,430
Commercial real estate	269,692	785,214	73,275	1,128,181
Consumer real estate	27,356	48,229	42,068	117,653
Commercial	448,939	409,329	24,843	883,111
Consumer	6,181	10,086	135	16,402

Total	$849,101	$1,343,907	$164,769	$2,357,777

Amounts with fixed rates	$223,000	$664,944	$94,943	$982,887
Amounts with variable rates	626,101	678,963	69,826	1,374,890

Total	$849,101	$1,343,907	$164,769	$2,357,777

The Company has seen a shift in customer demand for loans with a variable rate of interest, which is represented in the table above. The Company has 58.3% of its loan portfolio, by dollar amount, which bears a variable rate of interest and 41.7% which bears a fixed rate of interest as of December 31, 2013. Of the loans due within one year, 73.7% of the loans bear a variable rate of interest, and 26.3% bear a fixed rate of interest. Approximately 90.5% of the variable rate loans in the Company’s portfolio contain floors. In order to offset the imbalance between fixed and variable rate loans, the Company entered into a series of swaps totaling $250 million, which is further discussed in Note 13 of the consolidated financial statements. The effect of the swaps will rebalance the portfolio make-up to a more evenly balanced loan portfolio.

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

Once the Company owns the property, it is maintained, marketed, rented and/or sold to repay the original loan. Historically, foreclosure trends have been low due to the seasoning of the portfolio.

Any loans that are modified or extended are reviewed for classification as a restructured loan in accordance with regulatory guidelines. The Company completes the process that outlines the modification, the reasons for the proposed modification and documents the current status of the borrower.

The following table sets forth information regarding nonperforming assets as of the dates indicated:

TABLE 4-NONPERFORMING ASSETS

	As of December 31,
(dollars in thousands)	2013	2012	2011	2010	2009
Nonaccrual loans	$16,396	$21,083	$9,017	$3,715	$5,624
Restructured loans	1,628	2,336	1,403	30	—

Total nonperforming loans	18,024	23,419	10,420	3,745	5,624
Other assets owned (1)	276	—	18	—	—
Other real estate owned	3,733	8,632	7,991	6,207	2,484

Total nonperforming assets	$22,033	$32,051	$18,429	$9,952	$8,108

Accruing loans past due 90+ days(2)	$150	$—	$—	$131	$—

Nonperforming loans to total loans	0.76%	1.22%	0.63%	0.34%	0.66%
Nonperforming loans to total assets	0.55	0.88	0.47	0.26	0.52
Nonperforming assets to total assets	0.67	1.20	0.83	0.68	0.75
Nonperforming assets to loans, other real estate owned and other assets owned	0.93	1.66	1.11	0.89	0.95

(1)	Represents repossessed property other than real estate.
(2)	In 2013, the amount represents cash secured tuition loans.

Approximately $1.0 million and $0.4 million of gross interest income would have been accrued if all loans on nonaccrual status had been current in accordance with their original terms at December 31, 2013 and December 31, 2012, respectively.

The Company’s historically strong asset quality improved during 2013. Total nonperforming assets decreased $10.0 million, or 31.3%, as compared to December 31, 2012, and total nonperforming assets as a percentage of loans and other real estate owned decreased by 73 basis points over the period. The decrease resulted from the sale of nonperforming assets and a $4.0 million partial charge-off on a commercial loan during 2013. Management believes that the Company’s historical low level of nonperforming assets reflects the strength of the local economy, as well as the Company’s long-term knowledge of and relationships with a significant percentage of its borrowers.

Potential problem loans are those loans that are not categorized as nonperforming loans, but where current information indicates that the borrower may not be able to comply with present loan repayment terms. These are generally referred to as its watch list loans. The Company monitors past due status as an indicator of credit deterioration and potential problem loans. A loan is considered past due when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. To the extent that loans become past due, management assesses the potential for loss on such loans as it would with other problem loans and considers the effect of any potential loss in determining its provision for probable loan losses. Management also assesses alternatives to maximize collection of any past due loans, including, without limitation, restructuring loan terms, requiring additional loan guarantee(s) or collateral or other planned action. Additional information regarding past due and potential problem loans as of December 31, 2013 is included in Note 6 to the Company’s financial statements for the periods ended December 31, 2013 and December 31, 2012 included in this report.

The following table sets forth the allocation of the Company’s nonaccrual loans among various categories within its loan portfolio as of the respective periods.

TABLE 5-NONACCRUAL LOANS

	As of December 31,
(dollars in thousands)	2013	2012	2011	2010	2009
Construction	$75	$806	$2,244	$—	$223
Commercial real estate	10,133	5,831	3,463	1,174	2,469
Consumer real estate	2,347	818	1,739	1,386	1,488
Commercial	3,784	13,556	1,489	1,103	1,434
Consumer	57	72	82	52	10

Total loans	$16,396	$21,083	$9,017	$3,715	$5,624

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

The allowance for loan losses was $32.1 million, or 1.36% of total loans, as of December 31, 2013, compared to $27.0 million, or 1.40% of total loans, as of December 31, 2012, a decrease of 4 basis points over the period. The decrease in allowance for loan losses as a percent of total loans, was primarily attributable to the increase in net charge-offs for the first quarter of 2013 which related to the partial charge-off of one commercial loan. This loss was fully reserved at December 31, 2012 through impairment reserves established in 2012. Net charge-offs as a percentage of average loans was 0.22% in 2013, compared to 0.12% in 2012.

The following table provides an analysis of the allowance for loan losses and net charge-offs for the respective periods.

TABLE 6-SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

	As of and for the Years Ended December 31,
	2013	2012	2011	2010	2009
(dollars in thousands)
Beginning balance	$26,977	$18,122	$12,508	$7,889	$5,504
Charge-offs:
Construction	46	—	—	22	—
Commercial real estate	292	1,262	614	90	—
Consumer real estate	—	59	700	—	—
Commercial	4,229	1,068	864	773	27
Consumer	202	172	284	100	132

Total charge-offs	4,769	2,561	2,462	985	159

Recoveries:
Construction	—	16	—	7	—
Commercial real estate	19	132	—	38	—
Consumer real estate	30	22	9	—	—
Commercial	68	153	10	1	45
Consumer	18	58	47	44	33

Total recoveries	135	381	66	90	78

Net charge-offs	4,634	2,180	2,396	895	81
Provision for loan loss	9,800	11,035	8,010	5,514	2,466

Balance at end of period	$32,143	$26,977	$18,122	$12,508	$7,889

Net charge-offs to average loans	0.22%	0.12%	0.19%	0.09%	0.01%
Allowance for loan losses to total loans	1.36%	1.40%	1.10%	1.12%	0.93%

Although management believes that the allowance for loan losses has been established in accordance with GAAP and that the allowance for loan losses was adequate to provide for known and inherent losses in the portfolio at all times shown above, future provisions will be subject to ongoing evaluations of the risks and seasoning of its loan portfolio. If the economy declines or if asset quality deteriorates, material additional provisions could be required.

The allowance for loan losses is allocated to loan categories based on the relative risk characteristics, asset classifications and actual loss experience of the loan portfolio. The following table sets forth the allocation of the total allowance for loan losses by loan type and sets forth the percentage of loans in each category to gross loans.

The allocation of the allowance for loan losses as shown in the table should neither be interpreted as an indication of future charge-offs, nor as an indication that charge-offs in future periods will necessarily occur in these amounts or in the indicated proportions.

TABLE 7-ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	As of December 31,
	2013		2012		2011		2010		2009
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
Construction	$2,790	9.0%	$2,004	8.8%	$722	11.8%	$486	8.4%	$314	14.1%
Commercial real estate	13,780	47.8	10,716	51.5	9,871	48.8	6,594	52.0	3,119	50.0
Consumer real estate	2,656	5.0	2,450	5.4	1,519	4.9	983	5.3	1,853	1.3
Commercial	12,677	37.5	11,675	33.7	5,928	33.7	4,162	33.7	2,270	33.6
Consumer	240	0.7	132	0.6	82	0.8	283	0.6	333	1.0

Total	$32,143	100.0%	$26,977	100.0%	$18,122	100.0%	$12,508	100.0%	$7,889	100.0%

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

The securities portfolio consists primarily of U.S. government agency obligations, mortgage-backed securities and municipal securities, although the Company also holds corporate bonds. All of the securities have varying contractual maturities. However, these maturities do not necessarily represent the expected life of the securities as the securities may be called or paid down without penalty prior to their stated maturities, and the targeted duration for the investment portfolios is in the three to four year range. No investment in any of these securities exceeds any applicable limitation imposed by law or regulation. The Asset Liability Committee reviews the investment portfolio on an ongoing basis to ensure that the investments conform to the Company’s investment policy. All securities as of December 31, 2013 were classified as Level 2 assets, as their fair value was estimated using pricing models or quoted prices of securities with similar characteristics.

The investment portfolio consists of available for sale and held to maturity securities. During 2013, the Company transferred $95.4 million of its municipal securities and mortgage-backed securities from available for sale to held to maturity. The carrying values of the Company’s available for sale securities are adjusted for unrealized gain or loss as a valuation allowance, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. Any expected credit loss due to the inability to collect all amounts due according to the security’s contractual terms is recognized as a charge against earnings. Any remaining unrealized loss related to other factors would be recognized in other comprehensive income, net of taxes.

The Company’s investment securities portfolio totaled $372.6 million at December 31, 2013, a decrease of $32.7 million, or 8.1%, from December 31, 2012. The decrease in its securities portfolio was primarily due to the Company investing some of the proceeds from the prepayments, calls and maturities of securities to investments in short-term receivables which have a higher short-term earning yield and the increase in unrealized losses during the year due to movements in interest rates. As of December 31, 2013, the weighted-average life of the portfolio was 7.77 years compared to 5.61 years as of December 31, 2012. As of December 31, 2013, investment securities having a carrying value of $204.3 million were pledged to secure public deposits, securities sold under agreements to repurchase and borrowings.

The following table presents a summary of the amortized cost and estimated fair value of the investment portfolio.

TABLE 8-CARRYING VALUE OF SECURITIES

	As of December 31,
	2013			2012			2011
(dollars in thousands)	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value
Available for sale:
U.S. government agency securities	$163,964	$(12,641)	$151,323	$128,665	$82	$128,747	$56,640	$17	$56,657
U.S. Treasury securities	13,022	(873)	12,149	10,040	5	10,045	—	—	—
Municipal securities	23,240	(73)	23,167	61,907	840	62,747	47,386	768	48,154
Mortgage-backed securities	57,010	(1,466)	55,544	152,481	1,361	153,842	165,162	2,586	167,748
Corporate bonds	37,023	(1,487)	35,536	49,912	62	49,974	44,401	(651)	43,750

Total available for sale	$294,259	$(16,540)	$277,719	$403,005	$2,350	$405,355	$313,589	$2,720	$316,309

Held to maturity:
Municipal securities	$44,294	$(304)	$43,990	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	50,610	(3,634)	46,976	—	—	—	—	—	—

Total held to maturity	$94,904	$(3,938)	$90,966	$—	$—	$—	$—	$—	$—

As of December 31, 2013, all of the Company’s mortgage-backed securities were agency securities, and the Company did not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, sub-prime, Alt-A, or second lien elements in the investment portfolio.

The following table sets forth the fair value, maturities and approximated weighted average yield based on estimated annual income divided by the average amortized cost of our securities portfolio at December 31, 2013. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

TABLE 9-SECURITIES MATURITIES AND WEIGHTED AVERAGE YIELD

	As of December 31, 2013
	Due Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale:
U.S. government agency securities	$7,002	0.16%	$8,552	1.80%	$122,264	2.61%	$13,505	2.80%	$151,323	2.50%
U.S. Treasury securities	—	—	—	—	12,149	1.10	—	—	12,149	1.10
Municipal securities	2,923	1.57	20,244	2.27	—	—	—	—	23,167	2.17
Mortgage-backed securities	2,443	2.46	27,778	2.82	21,182	2.23	4,141	3.18	55,544	2.22
Corporate bonds	—	—	8,464	2.60	12,648	3.16	14,424	3.58	35,536	3.22

Total available for sale	$12,368	1.39%	$65,038	2.58%	$168,243	2.12%	$32,070	3.17%	$277,719	2.30%

Held to maturity:
Municipal securities	$1,007	1.76%	$5,574	2.34%	$33,760	3.68%	$3,953	2.80%	$44,294	3.62%
Mortgage-backed securities	—	—	12,527	2.71	3,831	4.51	34,252	3.32	50,610	3.26

Total held to maturity	$1,007	1.76%	$18,101	2.60%	$37,591	3.70%	$38,205	3.41%	$94,904	3.35%

The following table summarizes activity in the Company’s securities portfolio during 2013.

TABLE 10-SECURITIES PORTFOLIO ACTIVITY

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2012	$403,005	$—
Transfers of securities	(101,928)	101,928
Purchases	132,123	—
Sales	(45,315)	—
Principal maturities, prepayments and calls	(91,328)	(1,013)
Amortization of premiums and accretion of discounts	(2,298)	(6,011)
Decrease in market value	(16,540)	—

Balance, December 31, 2013	$277,719	$94,904

The funds generated as a result of sales and prepayments are used to fund loan growth and purchase other securities. The Company monitors the market conditions to take advantage of market opportunities with the appropriate interest rate risk management objectives.

Investment in Short-term Receivables

The Company invests in short-term trade receivables. These receivables are traded on an exchange and are covered by a repurchase agreement of the seller of the receivables, if not paid within a specified period of time.

The Company invests in these receivables since they provide a higher short-term return for the Company. The Company had $246.8 million invested in short-term receivables at December 31, 2013, an increase of $165.8 million over the prior year.

Short-term Investments

Short-term investments result from excess funds that fluctuate daily depending on the funding needs of the Company and are currently invested overnight in interest-bearing deposit accounts at the Federal Reserve of Atlanta, First National Bankers Bank, JP Morgan Chase Bank, and Comerica Bank. The balance in interest-bearing deposits at other institutions decreased $6.0 million to $3.5 million at December 31, 2013, from $9.5 million at December 31, 2012. The primary cause of the decrease at December 31, 2013 was the shift in overnight investments to investments in short-term receivables. The Company’s cash activity is further discussed in the “Liquidity and Capital Resources” section below.

Investment in Tax Credit Entities

During 2013, the Company’s Community Development Entity (CDE), was awarded a $50 million allocation of Federal New Market Tax Credits to invest in new economic development projects in the New Orleans area. The allocation represents a 25% increase over the prior year allocation of $40 million and increased total allocations under the program to $118 million. Also, during 2013, the Company’s CDE was awarded $23.9 million in qualified equity investment authority from the State of Louisiana under the Louisiana New Markets Job Act. The Company has made and will continue to make material investments in tax credit-motivated projects. Management believes that these investments present attractive after tax economic returns, furthers the Company’s Community Reinvestment Act responsibilities and supports the communities in which the Company serves. Currently, the investments are directed at tax credits issued under the Federal New Markets Tax Credits, Federal Historic Rehabilitation Tax Credit and Low-Income Housing Tax Credit programs. The Company generates returns on tax credit-motivated projects through the receipt of federal and, if applicable, state tax credits. The Company’s investment in tax credit entities totaled $117.7 million as of December 31, 2013, an increase of $50.3 million, or 74.6%, compared to December 31, 2012. The Company’s increased investment was due to the additional qualified equity investment authority it was awarded during 2013. The Company has seen increasing demand in its markets for investment in tax credit projects. Because the Low-Income Housing and Federal New Markets Tax Credits associated with the Company’s investments in tax credit entities are recognized over the compliance periods of the respective projects, which range from seven to 15 years, projects for which an investment was made during 2013 from the Company’s own tax credit allocation substantially increased the Company’s supply of tax credits recognizable over future periods. However, the absence of future awards does not eliminate the Company’s ability to invest in projects generating federal tax credits.

Cash Surrender Value of Bank-Owned Life Insurance

At December 31, 2013, the Company maintained investments of $26.2 million in bank-owned life insurance products due to its attractive risk-adjusted return and protection against the loss of key executives, as compared to $25.5 million and $24.8 million at December 31, 2012 and 2011, respectively. The tax equivalent yield on these products was 4.05%, 4.59% and 5.00% for the years ending December 31, 2013, 2012 and 2011, respectively.

Deferred Tax Asset

The Company had a net deferred tax asset of $51.2 million as of December 31, 2013 due to its tax net operating loss carryforward, carryforwards related to unused tax credits, and the non-deductibility of the loan loss provision for tax purposes. The Company assesses the recoverability of its deferred tax asset quarterly, and the current and projected level of taxable income provides for the ultimate realization of the carrying value of these deferred tax assets. Net deferred tax assets as of December 31, 2013 increased $34.6 million, primarily as a result of $26.4 million in tax credits generated during 2013, a net operating loss received in a loan workout of $6.9 million, and a net benefit of $7.3 million related to other comprehensive income market value adjustments.

Other Assets

Other assets, consisting primarily of prepaid expenses and software, totaled $23.8 million as of December 31, 2013, as compared to $20.9 million and $22.5 million as of December 31, 2012 and 2011, respectively.

Deposits

Deposits are the Company’s primary source of funds to support earning assets. Total deposits were $2.7 billion at December 31, 2013, compared to $2.3 billion at December 31, 2012, an increase of $462.3 million, or 20.4%, as total interest-bearing deposits were up $410.7 million, or 20.2%. The Company attributes its continued deposit growth to a number of factors, primarily its core principle of developing and maintaining long-term relationships between the relationship banker and their customers through high quality service, relationship-based pricing model, which provides for pricing enhancements based on a customer’s multiple relationships with the Company and the Company’s commitment to the communities in which it serves. The increase was also positively impacted by the Company’s ability to grow deposits to $645.3 million, an increase of $301.3 million, in the markets acquired in 2011 from Central Progressive Bank.

The following table sets forth the composition of the Company’s deposits over the last three years.

TABLE 11-DEPOSIT COMPOSITION BY PRODUCT

	As of December 31,
(dollars in thousands)	2013		2012		2011
Noninterest-bearing demand	$291,080	10.7%	$239,538	10.6%	$221,423	11.6%
NOW accounts	511,620	18.7	437,542	19.3	258,073	13.6
Money market deposits	655,173	24.0	410,928	18.1	398,838	21.0
Savings deposits	53,779	2.0	45,295	2.0	40,380	2.1
Certificates of deposits	1,219,155	44.6	1,135,225	50.0	983,296	51.7

Total deposits	$2,730,807	100.0%	$2,268,528	100.0%	$1,902,010	100.0

During the year, the Company implemented a tiered pricing model for some of its deposit products, which resulted in a shift in the mix of the Company’s deposits compared to the prior year. The money market deposit balance increased $244.2 million, or 59.4%, compared to the prior year. In 2013, money market demand deposits comprised 24.0% of the deposit balance, an increase over the prior year in which it comprised 18.1% of the total deposit balance. The balance of NOW accounts increased $74.1 million, or 16.9%, compared to the prior year; however, it comprised 18.7% of the deposit balance compared to 19.3% in the prior year.

The following table presents the remaining maturities of the Company’s certificates of deposits at December 31, 2013.

TABLE 12-REMAINING MATURITIES OF CERTIFICATES OF DEPOSIT

	As of December 31, 2013
(dollars in thousands)	Less than $100,000	$100,000 or Greater	CDARS®	Total
3 months or less	$42,061	$66,767	$59,080	$167,908
3-12 months	125,834	163,522	93,436	382,792
12-36 months	174,126	284,610	17,944	476,680
More than 36 months	44,757	147,018	—	191,775

Total	$386,778	$661,917	$170,460	$1,219,155

Short-term Borrowings

Although deposits are the primary source of funds for lending, investment activities and general business purposes, the Company may obtain advances from the Federal Home Loan Bank of Dallas, sell investment securities subject to its obligation to repurchase them, purchase Federal funds, and engage in overnight borrowings from the Federal Home Loan Bank or its correspondent banks as an alternative source of liquidity. The level of short-term borrowings can fluctuate on a daily basis depending on the funding needs and the source of funds to satisfy the needs. The Company had short-term borrowings outstanding at December 31, 2013 of $8.4 million a decrease of $13.4 million, or 61.4%, compared to December 31, 2012.

The Company also enters into repurchase agreements to facilitate customer transactions that are accounted for as secured borrowings. These transactions typically involve the receipt of deposits from customers that the Company collateralizes with its investment portfolio and had weighted average rates of 1.49% for the year ended December 31, 2013.

The following table details the average and ending balances of repurchase transactions as of and for the years ending December 31:

TABLE 13-REPURCHASE TRANSACTIONS

(dollars in thousands)	2013	2012
Average balance	$68,799	$39,725
Ending balance	75,957	36,287

Long-term Borrowings

The Company’s long-term borrowings consist of four-year term debt that was issued in 2010 and 2011, at the bank level in connection with the Company’s asset/liability management as a hedge against rising interest rates. The interest related to the debt issuances is tied to the London Interbank Offered Rate, or LIBOR, and includes an interest rate cap to fix the rate at specified levels as the index rate rises.

Shareholders’ Equity

Shareholders’ equity provides a source of permanent funding, allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. Shareholders’ equity increased $133.8 million, or 53.9%, from $248.1 million as of December 31, 2012 to $381.9 million as of December 31, 2013, primarily as a result of the Company’s initial public offering of $115.0 million and retained earnings over the period.

Regulatory Capital

As of December 31, 2013, the Company and First NBC Bank were in compliance with all regulatory requirements and First NBC Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action requirements.

The following table presents the actual capital amounts and regulatory capital ratios for the Company and First NBC Bank as of December 31, 2013.

TABLE 14-REGULATORY CAPITAL RATIOS

	“Well- Capitalized” Minimums	At December 31, 2013		At December 31, 2012

(dollars in thousands)		Actual	Amount	Actual	Amount
First NBC Bank Holding Company
Leverage		11.76%	$375,355	9.04%	$243,791
Tier 1 risk-based		13.26	375,355	11.26	243,791
Total risk-based		14.40	407,648	12.51	270,810
First NBC Bank
Leverage	5.00%	10.96%	$349,104	9.91%	$256,848
Tier 1 risk-based	6.00	12.34	349,104	11.88	256,848
Total risk-based	10.00	13.48	381,396	13.13	283,867

RESULTS OF OPERATIONS

Income available to common shareholders was $40.6 million, $28.4 million, and $18.1 million for the years ended December 31, 2013, 2012, and 2011, respectively. Earnings per share on a diluted basis were $2.32 for 2013, $2.02 for 2012, and $1.54 for 2011. For the year ended December 31, 2013, net interest income increased $10.1 million, or 13.5%, over the same period of 2012, as interest income increased $17.6 million, or 16.5%, and interest expense increased $7.5 million, or 23.6%. The increase in interest income of $17.6 million, compared to the same period of 2012, was due to an increase in average interest-earning assets of $506.3 million, which increased interest income to $23.4 million; this was partially offset by a decrease of $5.5 million in interest income due to a decrease in interest rates of 24 basis points. Net interest income was also impacted by an increase in interest expense of $7.5 million in 2013 compared to 2012, although the yield on interest-bearing liabilities remained flat compared to the prior year this was despite an increase from the prior year in average interest-bearing liabilities of $458.5 million.

The following discussion provides additional information on the Company’s operating results for the years ended December 31, 2013, 2012, and 2011, segregated by major income statement captions.

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

The Company’s net interest spread, which is the difference between the yields earned on average earning assets and the rates paid on average interest-bearing liabilities, was 2.91%, 3.15%, and 3.19% during the years ended December 31, 2013, 2012, and 2011, respectively. The Company’s net interest margin, which is net interest income as a percentage of average interest-earning assets, was 3.11%, 3.36%, and 3.44%, respectively for the same periods. The net interest spread and net interest margin were primarily impacted in 2013 and 2012 by the shift in the proportion of the Company’s loan portfolio to more floating rate loans from fixed rate loans.

Net interest income increased 13.5% to $84.9 million in 2013, compared to $74.8 million in 2012. The primary driver of the increase in net interest income was a $17.6 million, or 16.5%, increase in interest income during 2013, as compared to the same period in 2012, which was partially offset by a $7.5 million, or 23.6%, increase in interest expense over the same periods. The increase in interest income was due primarily to the significant growth in average interest-earning assets during 2013 to $2.7 billion, an increase of $506.3 million compared 2012, although the yield on earning assets trended down. The yield on earning assets decreased 24 basis points compared to 2012 which was offset by an increase in the investment securities yield of 15 basis points. The yield on earning assets decreased 39 basis points in 2012 compared to 2011. The decrease in the earning asset yield was due to a combination of factors, including an increase in the proportion of the loan portfolio represented by floating rate loans, increases in investment securities and investment in short-term receivables as a percentage of total assets, which carry lower average yields compared to loans. The percentage of loans to average interest-earning assets was 77.5% in 2013, compared to 79.7% in 2012, and 82.1% in 2011.

During September 2013, the Company executed a $250 million receive fixed swap agreement on a portion of its floating rate loan portfolio to hedge exposure to the impact of the loans with variable rates in its loan portfolio. The Company’s loan mix has shifted to more floating rate loans and has lowered its overall earning asset yield. In an effort to increase its earning asset yield, while still meeting the needs of its customers, the Company entered into the hedge. The Company began receiving fixed payments on the hedge at inception. For the year ended 2013, the hedge increased the loan yield by 4 basis points. The execution of the hedge is expected to have a positive impact on the net interest margin in future periods.

The increase in interest expense was due primarily to an increase in average interest-bearing deposits in 2013 to $2.3 billion, as compared to $1.8 billion for the same period in 2012, as well as the general mix of the average interest-bearing liabilities, as the average rate on average interest-bearing liabilities was flat for 2013 and 2012. The growth in earning assets and deposits was attributable to the continued implementation of the Company’s organic growth strategy as its existing branches continued to increase market share in their respective markets.

Also, during the third and fourth quarter of 2013 the Company began shifting its interest-bearing deposits to tiered rates and pricing and management will continue to focus efforts to lower its cost of funds without compromising its strategic goal of relationship-based pricing for its customers.

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

TABLE 15-AVERAGE BALANCES, NET INTEREST INCOME AND INTEREST YIELDS/RATES

	2013			2012			2011
(dollars in thousands)	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Assets:
Interest-earning assets:
Short-term investments	$67,327	$145	0.22%	$66,525	$144	0.22%	$81,485	$168	0.21%
Investment in short-term receivables	169,541	4,449	2.62	61,172	2,060	3.37	3,620	138	3.81
Investment securities	378,671	8,170	2.16	323,835	6,499	2.01	188,961	3,938	2.08
Loans (including fee income)	2,117,748	111,260	5.25	1,775,436	97,754	5.51	1,254,201	74,770	5.96

Total interest-earning assets	2,733,287	124,024	4.54	2,226,968	106,457	4.78	1,528,267	79,014	5.17
Less: Allowance for loan losses	(28,523)			(21,386)			(14,090)
Noninterest-earning assets	279,896			216,765			141,945

Total assets	2,984,660			$2,422,347			$1,656,122

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Savings deposits	$50,269	325	0.65%	$41,700	$263	0.63%	$14,937	$121	0.81%
Money market deposits	455,918	6,757	1.48	397,818	6,433	1.62	331,188	5,807	1.75
NOW accounts	521,721	6,665	1.28	329,691	4,104	1.24	155,435	1,696	1.09
Certificates of deposit under $100,000	418,525	6,563	1.57	446,675	6,937	1.55	314,386	6,931	2.20
Certificates of deposit of $100,000 or more	637,541	12,171	1.91	513,865	9,145	1.78	348,583	7,654	2.20
CDARS®	171,799	3,758	2.19	111,399	2,715	2.44	103,409	2,676	2.59

Total interest-bearing deposits	2,255,773	36,239	1.61	1,841,148	29,597	1.61	1,267,938	24,885	1.96
Short-term borrowings and repurchase agreements	69,971	1,022	1.46	40,343	592	1.47	29,027	448	1.54
Other borrowings	70,838	1,887	2.66	56,575	1,477	2.61	37,340	1,034	2.77

Total interest-bearing liabilities	2,396,582	39,148	1.63	1,938,066	31,666	1.63	1,334,305	26,367	1.98
Noninterest-bearing liabilities:
Noninterest-bearing deposits	239,559			229,102			133,204
Other liabilities	24,565			20,962			15,781

Total liabilities	2,660,706			2,188,130			1,483,290

Shareholders’ equity	323,954			234,217			172,832

Total liabilities and equity	$2,984,660			$2,422,347			$1,656,122

Net interest income		$84,876			$74,791			$52,647

Net interest spread(1)			2.91%			3.15%			3.19%
Net interest margin(2)			3.11%			3.36%			3.44%

(1)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)	Net interest margin is net interest income divided by average interest-earning assets.

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

TABLE 16-SUMMARY OF CHANGES IN NET INTEREST INCOME

	For the Years Ended December 31,
	2013 Over 2012				2012 Over 2011
	Increase/(Decrease) Due to Change In				Increase/(Decrease) Due to Change In
(dollars in thousands)	Volume	Rate	Number of Days	Total	Volume	Rate	Number of Days	Total
Interest-earning assets:
Loans (including fee income)	$18,861	$(5,065)	$(290)	$13,506	$30,331	$(7,630)	$282	$22,983
Short-term investments	2	(1)	—	1	(31)	8	—	(23)
Investment in short-term receivables	3,409	(1,010)	(10)	2,389	2,163	(247)	6	1,922
Securities available for sale	1,143	551	(23)	1,671	2,774	(231)	18	2,561

Total increase (decrease) in interest income	$23,415	$(5,525)	$(323)	$17,567	$35,237	$(8,100)	$306	$27,443

Interest-bearing liabilities:
Savings deposits	$55	$8	$(1)	$62	$201	$(60)	$1	$142
Money market deposits	917	(576)	(17)	324	1,126	(518)	18	626
NOW accounts	2,412	168	(19)	2,561	1,944	454	10	2,408
Certificates of deposit	3,282	474	(61)	3,695	5,922	(4,444)	58	1,536
Borrowed funds	816	32	(8)	840	696	(115)	6	587

Total increase (decrease) in interest expense	$7,482	$106	$(106)	$7,482	$9,889	$(4,683)	$93	$5,299

Increase (decrease) in net interest income	$15,933	$(5,631)	$(217)	$10,085	$25,348	$(3,417)	$213	$22,144

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

The Company recorded a provision for loan losses of $9.8 million, a decrease of 11.2% from the same period in 2012. The provision in the prior year was impacted by one credit relationship of $11.2 million, which required a $4 million reserve due to its impairment in 2012. The Company believes that the allowance for loan losses was appropriate at December 31, 2013 and 2012 to cover incurred losses in the loan portfolio. The allowance for loan losses to total loans decreased to 1.36% at December 31, 2013 compared to 1.40% at December 31, 2012.

Noninterest Income

For the year ended December 31, 2013, noninterest income was $13.4 million, compared to $13.1 million and $6.0 million for the same periods in 2012 and 2011, respectively. Noninterest income excluding securities gains was $13.1 million in 2013, compared to $8.8 million and $5.5 million for the same periods in 2012 and 2011, respectively. Noninterest income was positively impacted by increases in income from sales of state tax credits to $2.8 million, compared to $0.6 million in 2012, and from CDE fees of $2.9 million, compared to $1.1 million in 2012.

The following table presents the components of noninterest income for the years indicated.

TABLE 17-NONINTEREST INCOME

(dollars in thousands)	2013	2012	Percentage Increase (Decrease)	2011	Percentage Increase (Decrease)
Service charges on deposit accounts	$2,027	$2,486	(18)%	$1,577	29%
Investment securities gain, net	316	4,324	(93)	485	(35)
Gain (loss) on assets sold, net	1,071	500	NM	(147)	NM
Gain on sale of loans, net	835	603	38	779	7
Cash surrender value income on bank-owned life insurance	681	750	(9)	621	10
Income from sale of state tax credits	2,785	578	NM	951	NM
Community Development Entity fees	2,875	1,136	NM	670	NM
ATM fee income	1,859	1,686	10	500	NM
Other	967	1,073	(10)	515	88

Total noninterest income	$13,416	$13,136	2%	$5,951	NM

Service charges on deposit accounts. The Company earns fees from its customers for deposit-related services, and these fees comprise a significant and predictable component of the Company’s noninterest income. These charges decreased $0.5 million in 2013 over the prior year and increased $0.9 million between 2012 and 2011. In 2013, the decrease in fees was attributable to the conversion of the deposit accounts acquired from Central Progressive Bank to First NBC Bank’s system, which generally resulted in lower fees charged to former Central Progressive Bank customers. The increase in 2012 compared to 2011 was due to the completion of the CPB acquisition in which the deposit accounts acquired generally had high activity and lower average balances resulting in higher fee income.

Investment securities gain. The Company experienced a decrease in investment securities gains of $4.0 million in 2013 compared to 2012. In 2012, the Company elected to sell certain securities after considering reinvestment opportunities. These sales resulted in realized gains the Company believes were attributable to the decline in the market interest rates due in part to the financial distress occurring in Europe.

Gain (loss) on assets sold, net. The increase of $0.6 million in 2013 compared to 2012 was due primarily to the gain on sale of other real estate owned in 2013 of $1.1 million, compared to a gain on sale of other real estate owned in 2012 of $0.5 million.

Gain on sale of loans. In 2013, the gain on sale of loans, net increased $0.2 million compared to 2012, primarily due to the sale of acquired impaired loans of $0.3 million, offset by a decrease of $0.1 million in sales of loans guaranteed by the Small Business Administration. The Company has historically been an active participant in Small Business Administration and USDA loan programs as a preferred lender and typically sells the guaranteed portion of the loans that it originates. The decrease is due primarily to one large USDA loan sold in the prior year. The Company believes these government guaranteed loan programs are an important part of its service to the businesses in its communities and expects to continue expanding its efforts and income related to these programs.

Cash surrender value income on bank-owned life insurance. The income earned from bank-owned life insurance decreased 9% compared to the prior year, but increased in 2012 compared to 2011, which was consistent with market performance and current yields.

Income from sales of state tax credits. As part of the Company’s investment in projects that generate federal income tax credits, the Company may receive state tax credits along with federal credits. Although the Company cannot utilize state tax credits, the Company earns income on the sale of state tax credits. The increase of $2.2 million in 2013 compared to 2012, was due primarily to the $1.5 million in syndication fees in income from sales of state tax credits generated from the $23.9 million in qualified equity investment that the Company was awarded under the State of Louisiana New Markets Jobs Act in 2013.

Community Development Entity fees. The Company earns management fees, through its subsidiary CDE, First NBC Community Development Fund, LLC, related to the Fund’s Federal New Markets Tax Credits investments. The Company recognizes the management fees when they are earned. The fees are earned at the time that qualified equity investments are made and over the seven year term of the investment. The increase was $1.7 million in 2013 compared to 2012 and $0.5 million in 2012 compared to 2011. The increase was due to the increase in the Federal New Markets Tax Credits allocation the Company received in 2013 of $50 million, compared to $40 million in 2012 and $28 million in 2011. Management expects these management fees to grow as it increases the Fund’s Federal New Markets Tax Credits investments. However, these fees are contingent on the timing and receipt of the award from the Community Development Financial Institutions Fund of the U.S. Treasury and the amount of the allocation awarded.

ATM fee income. This category includes income generated by automated teller machines, or ATMs. The income earned from ATMs increased for the years ended December 31, 2013 and 2012. The increase between 2012 and 2011 was due to the acquisition of Central Progressive Bank.

Other. This category includes a variety of other income producing activities, including income generated from trust services, credit cards and wire transfers.

Noninterest Expense

Noninterest expense consists primarily of salary and employee benefits, occupancy and other expenses related to the Company’s operation and expansion. Noninterest expense increased by $12.3 million, or 22.4%, in 2013 compared to 2012 and $18.8 million, or 51.8%, in 2012 compared to 2011. The increase in 2013 was due primarily to the Company’s continued growth, increased professional fees associated with its initial public offering, and increase in tax credit investment amortization due to the increase in tax credit activity.

The following table presents the components of noninterest expense for the years indicated.

TABLE 18-NONINTEREST EXPENSE

(dollars in thousands)	2013	2012	Percentage Increase (Decrease)	2011	Percentage Increase (Decrease)
Salaries and employee benefits	$23,812	$20,307	17%	$11,996	98%
Occupancy and equipment expenses	10,204	9,755	5	6,428	59
Professional fees	6,929	3,269	NM	3,969	75
Taxes, licenses and FDIC assessments	4,245	3,258	30	2,661	60
Tax credit investment amortization	8,639	4,808	80	2,868	NM
Write-down of other real estate	225	295	(24)	1,212	(81)
Data processing	4,219	4,485	(6)	2,308	83
Advertising and marketing	2,427	1,904	27	1,292	88
Other	6,632	6,926	(4)	3,513	89

Total noninterest expense	$67,332	$55,007	22%	$36,247	86%

Salaries and employee benefits. Salaries and employee benefits are the largest component of noninterest expense and include employee payroll expense, the cost of incentive compensation, benefit plans, health insurance and payroll taxes, all of which have increased in each of the past three years as the Company has hired more employees and expanded its banking operations, branch network and transaction volumes. These expenses increased $3.5 million, or 17.3%, during 2013 and $8.3 million, or 69.3%, during 2012, as a result of new personnel added to support higher levels of assets, loan origination, deposit growth and wealth management activities. The Company had 494 full-time equivalent employees at December 31, 2013, compared to 433 employees as of December 31, 2012, and 390 employees as of December 31, 2011. The increase in salaries and employee benefits during 2013 was also attributable to an increase in salary levels and an increase in employee bonuses attributable to the Company’s increasing profitability.

Occupancy and equipment expenses. Occupancy and equipment expenses, consisting primarily of rent and depreciation, were $10.2 million, an increase of $0.4 million, or 4.6%, from $9.8 million in 2012. In 2013, the Company opened one additional branch compared to the prior year where the Company relocated several existing branch offices into more attractive locations. In 2011, the Company acquired 17 branches from the Central Progressive Bank acquisition, which occurred during the fourth quarter of that year. The level of the Company’s occupancy expenses is related to the number of branch offices that it maintains, and management expects that these expenses will increase as the Company continues to implement its strategic growth plan.

Professional fees. Professional fees include fees paid to external auditors, loan review professionals and other consultants, as well as legal services required to complete transactions and resolve legal matters on delinquent loans. These fees increased to $6.9 million, compared to $3.3 million for the same period of 2012. The increase in professional fees in 2013 was due to increases in external audit cost of $0.3 million, CDE management fees of $0.8 million, expenses related to its investments in short-term receivables of $0.8 million and CDE consulting fees of $1.2 million. CDE management and consulting fees are expected to continue to increase in future periods as the Company continues to increase its investment in tax credit projects.

Taxes, licenses and FDIC assessments. The Company’s FDIC insurance premiums and assessments comprise the largest component of this category. The expenses related to taxes, licenses and FDIC insurance premiums and assessments were higher in 2013. The increase was $1.0 million, or 30.3%, compared to 2012. The increase in 2012 compared to 2011 was $0.6 million, or 22.4%. The increases in 2012 and 2013 were primarily attributable to the continued growth of the Company’s deposits.

Tax credit investment amortization. Tax credit investment amortization reflects amortization of investments in entities that undertake projects that qualify for tax credits against federal income taxes. At this time, investments are directed at tax credits issued under the Federal New Markets, Federal Historic Rehabilitation and Low-Income Housing Tax Credit programs. The Company amortizes investments related to Federal New Markets Tax Credits, Federal Historic Rehabilitation and Low-Income Housing Tax Credits over the period the Company is required by tax law (compliance period) or contract to maintain its 99.99% ownership interest in the entity. These periods are 15 years for Low-Income Housing projects, 7 years for Federal New Markets projects and 10 years for Federal Historic Rehabilitation projects.

The following table presents the amortization of tax credit investments for the respective periods.

TABLE 19-TAX CREDIT AMORTIZATION BY CREDIT TYPE

	For the Years Ended December 31,
(dollars in thousands)	2013	2012	2011
Tax credit amortization	$8,639	$4,808	$2,868

The significant increases in amortization expense reflect the increase in the level of activity throughout the three year period in which the Company invested in additional projects. The amortization periods are discussed further in Note 12 of the Company’s financial statements.

Data processing. Data processing expenses were generally flat in 2013 compared to 2012. The increase in 2012 compared to 2011 was due to the Central Progressive Bank acquisition.

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

The Company recognized an income tax benefit for the year ended December 31, 2013 of $19.8 million, compared to $7.6 million for the same period in 2012. The increase in income tax benefit for the periods presented was due primarily to the significant increase in tax credit investment activity in 2013 compared to 2012.

The Company expects to experience an effective tax rate below the statutory rate of 35% due primarily to the receipt of Federal New Markets Tax Credits, Low-Income Housing Tax Credits and Federal Historic Rehabilitation Tax Credits.

The following table presents the reconciliation of expected income tax provisions using statutory federal rates to actual benefit for income taxes recognized.

TABLE 20-RECONCILIATION OF INCOME TAX PROVISION

	For the Years Ended December 31,
(dollars in thousands)	2013	2012	2011
Tax expense at statutory rates	$7,406	$7,481	$5,019
Tax credits:
Low Income Housing	(3,700)	(2,480)	(2,818)
Federal Historic Rehabilitation	(10,497)	(3,241)	(2,442)
Federal New Markets	(14,224)	(11,379)	(7,882)

Total tax credits	(28,421)	(17,100)	(13,142)
Tax credit basis reduction	2,019	2,767	3,112
Tax exempt income	(832)	(655)	(509)
Change in statutory rate	—	—	293
Other	77	(58)	(180)

Benefit for income taxes	$(19,751)	$(7,565)	$(5,407)

Although the Company’s ability to continue to access new tax credits in the future will depend, among other factors, on federal and state tax policies, as well as the level of competition for future tax credits, the Company expects to generate the following levels of tax credits over the next six calendar years based only on Federal New Markets Tax Credits and the Low-Income Housing Tax Credit investments that have been made.

TABLE 21-FUTURE TAX CREDITS

	For the Year Ended December 31,
(dollars in thousands)	2014	2015	2016	2017	2018	2019
Federal New Markets	$15,232	$15,599	$15,122	$13,052	$7,002	$3,000
Low-Income Housing	4,656	5,698	5,698	5,698	5,698	5,698

Total tax credits	$19,888	$21,297	$20,820	$18,750	$12,700	$8,698

Liquidity and Other Off-Balance Sheet Activities

Liquidity refers to the Company’s ability to maintain cash flow that is adequate to fund operations and meet present and future financial obligations through either the sale or maturity of existing assets or by obtaining additional funding through liability management. Management believes that the sources of available liquidity were adequate as of December 31, 2013 to meet all reasonably foreseeable short-term and intermediate-term demands.

The Company evaluates liquidity both at the parent company level and at the bank level. Because First NBC Bank represents the Company’s only material asset, the primary sources of funds at the parent company level are cash on hand, dividends paid to the Company from First NBC Bank and the net proceeds of capital offerings. The primary sources of funds at First NBC Bank are deposits, short and long-term funding from the Federal Home Loan Bank or other financial institutions, and principal and interest payments on loans and securities. While maturities and scheduled payments on loans and securities provide an indication of the timing of the receipt of funds, other sources of funds such as loan prepayments and deposit inflows are less predictable as they depend on the effects of changes in interest rates, economic conditions and competition. The primary investing activities are the origination of loans and the purchase of investment securities. If necessary, First NBC Bank has the ability to raise liquidity through additional collateralized borrowings, FHLB advances or the sale of its available-for-sale investment portfolio.

Investing activities are funded primarily by net deposit inflows, principal repayments on loans and securities, and borrowed funds. Gross loans increased to $2.3 billion as of December 31, 2013, from $1.9 billion as of December 31, 2012. At December 31, 2013, First NBC Bank had commitments to make loans of approximately $375.2 million and un-advanced lines of credit and loans of approximately $268.8 million. The Company anticipates that First NBC Bank will have sufficient funds available to meet its current loan originations and other commitments.

At December 31, 2013, total deposits were approximately $2.7 billion, of which approximately $820.4 million were in certificates of deposits of $100,000 or more. Certificates of deposits scheduled to mature in one year or less as of December 31, 2013 totaled approximately $550.7 million while certificates of deposits of $100,000 or more with a maturity of one year or less totaled approximately $230.3 million.

In general, the Company monitors and manages liquidity on a regular basis by maintaining appropriate levels of liquid assets so that funds are available when needed. Excess liquidity is invested in overnight federal funds sold and other short-term investments. As a member of the Federal Home Loan Bank of Dallas, First NBC Bank had access to approximately $432.2 million of available lines of credit secured by qualifying collateral as of December 31, 2013. In addition, First NBC Bank maintains $95.0 million in lines of credit with its correspondent banks to support its liquidity.

Contractual Obligations

In the ordinary course of business, through First NBC Bank, the Company enters into certain on and off-balance sheet contractual obligations. The following table presents the Company’s contractual obligations outstanding as of December 31, 2013.

TABLE 22-CONTRACTUAL OBLIGATIONS AND OTHER DEBT COMMITMENTS

	As of December 31, 2013
(dollars in thousands)	Due Within One Year	After One but Within Three Years	After Three but Within Five Years	After Five Years	Total
Operating leases	$3,119	$9,022	$2,697	$41,259	$56,097
Other borrowings	15,110	40,000	—	—	55,110
Time deposits	550,700	476,680	190,660	1,115	1,219,155

Total contractual obligations	$568,929	$525,702	$125,608	$41,259	$1,330,362

Standby letters of credit	$36,634	$67,915	$1,237	$681	$106,467
Unused loan commitments	188,677	35,542	29,104	15,437	268,760

Total off-balance sheet commitments	$225,311	$103,457	$30,341	$16,118	$375,227

Off-Balance Sheet Arrangements

In the normal course of business, the Company enters into various transactions that are not included in the consolidated balance sheets in accordance with GAAP. These transactions include commitments to extend credit in the ordinary course of business to approved customers.

Generally, loan commitments have been granted on a temporary basis for working capital or commercial real estate financing requirements or may be reflective of loans in various stages of funding. These commitments are recorded on the Company’s financial statements as they are funded. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Loan commitments include unused commitments for open end lines secured by one to four family residential properties and commercial properties, commitments to fund loans secured by commercial real estate, construction loans, business lines of credit and other unused commitments.

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

The Company minimizes its exposure to loss under loan commitments and standby letters of credit by subjecting them to credit approval and monitoring procedures. The effect on the revenues, expenses, cash flows and liquidity of the unused portions of these commitments cannot be reasonably predicted because there is no guarantee that the lines of credit will be used.

The following is a summary of the total notional amount of commitments outstanding as of the respective dates.

TABLE 23-OUTSTANDING COMMITMENTS

	As of December 31,
(dollars in thousands)	2013	2012	2011	2010	2009
Standby letters of credit	$106,467	$92,274	$74,811	$65,409	$10,917
Unused loan commitments	268,760	256,294	183,758	122,459	126,942

Total	$375,227	$348,568	$258,569	$187,868	$137,859

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

The Company actively manages exposure to adverse changes in interest rates through asset and liability management activities within guidelines established by the asset/liability management committee. The committee, which is composed primarily of senior officers and directors of First NBC Bank and the Company, has the responsibility for ensuring compliance with asset/liability management policies. Interest rate risk is the exposure to adverse changes in net interest income as a result of market fluctuations in interest rates. On a regular basis, the committee monitors interest rate and liquidity risk in order to implement appropriate funding and balance sheet strategies.

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

The Company’s interest sensitivity profile was somewhat asset sensitive as of December 31, 2013, though its base net interest income would increase in the case of either an interest rate increase or decrease. Hedging instruments utilized by First NBC Bank, which consist primarily of interest rate swaps and options, protect the bank in a rising interest rate environment by providing long term funding costs at a fixed interest rate to allow the bank to continue to fund its projected loan growth. In addition, the bank utilizes interest rate floors in loan pricing to manage interest rate risk in a declining rate environment.

The following table sets forth the net interest income simulation analysis as of December 31, 2013.

TABLE 24-CHANGE IN NET INTEREST INCOME FROM INTEREST RATE CHANGES

Interest Rate Scenario	% Change in Net Interest Income
+300 basis points	8.8%
+200 basis points	7.6%
+100 basis points	3.7%
Base	0.0%
-100 basis points	10.2%

The Company also manages exposure to interest rates by structuring its balance sheet in the ordinary course of business. An important measure of interest rate risk is the relationship of the repricing period of earning assets and interest-bearing liabilities. The more closely the repricing periods are correlated, the less interest rate risk it has. From time to time, the Company may use instruments such as leveraged derivatives, structured notes, interest rate swaps, caps, floors, financial options, financial futures contracts or forward delivery contracts to reduce interest rate risk. As of December 31, 2013, the Company had hedging instruments in the notional amount of $400.0 million with a fair value liability of $4.3 million and in the notional amount of $115.0 million with a fair value asset of $1.2 million.

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

The following table sets forth our interest rate gap analysis as of December 31, 2013:

TABLE 25-INTEREST RATE GAP ANALYSIS

	Volumes Subject to Repricing Within
	1-3 Months	4-6 Months	7-12 Months	2 Years	3 Years	4-5 Years	6-10 Years	Over 10 Years	Total Balance
	(dollars in thousands)
Interest-earning assets:
Short term investments	$3,502	$—	$—	$—	$—	$—	$—	$—	$3,502
Securities	260,086	5,886	9,189	15,855	31,128	50,413	204,381	58,842	635,980
Loans	1,437,653	44,121	109,752	191,511	167,772	257,391	72,710	89,444	2,364,354

Total interest-earning assets	1,701,441	50,007	118,941	207,366	198,900	301,804	277,091	148,286	3,003,836
Interest-bearing liabilities:
Transaction accounts	1,220,572	—	—	—	—	—	—	—	1,220,572
Certificates of deposit	167,690	150,579	232,213	282,427	194,253	189,913	1,115	965	1,219,155
Short-term borrowings	8,425	—	—	—	—	—	—	—	8,425
Repurchase agreements	75,957	—	—	—	—	—	—	—	75,957
Long-term borrowings	15,000	—	110	40,000	—	—	—	—	55,110

Total interest-bearing liabilities	1,487,644	150,579	232,323	322,427	194,253	189,913	1,115	965	2,579,219

Interest rate sensitivity gap	$213,797	$(100,572)	$(113,382)	$(115,061)	$4,647	$111,891	$275,976	$147,321	$424,617

Cumulative interest rate sensitivity gap	$213,797	$113,225	$(157)	$(115,218)	$(110,571)	$1,320	$277,296	$424,617

Cumulative interest rate sensitivity assets to rate sensitive liabilities	114.4%	106.9%	100%	94.8%	95.4%	100.1%	110.8%	115.5%
Cumulative gap as a percent of total interest-earning assets	7.1%	3.8%	—%	(3.8)%	(3.7)%	—%	9.2%	13.3%

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

Impact of Inflation

The Company’s financial statements and related data presented herein have been prepared in accordance with GAAP, which require the measure of financial position and operating results in terms of historic dollars, without considering changes in the relative purchasing power of money over time due to inflation.

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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management” in Item 7 hereof is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of First NBC Bank Holding Company

We have audited the accompanying consolidated balance sheets of First NBC Bank Holding Company as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First NBC Bank Holding Company at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New Orleans, Louisiana

March 31, 2014

FIRST NBC BANK HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except per share data)	2013	2012
Assets
Cash and due from banks	$28,140	$26,471
Short-term investments	3,502	9,541
Investment in short-term receivables	246,817	81,044
Investment securities available for sale, at fair value	277,719	405,355
Investment securities held to maturity	94,904	—
Mortgage loans held for sale	6,577	25,860
Loans, net of allowance for loan losses of $32,143 and $26,977, respectively	2,325,634	1,895,240
Bank premises and equipment, net	51,174	47,067
Accrued interest receivable	10,994	8,728
Goodwill and other intangible assets	8,433	8,682
Investment in real estate properties	10,147	6,935
Investment in tax credit entities	117,684	67,393
Cash surrender value of bank-owned life insurance	26,187	25,506
Other real estate	3,733	8,632
Deferred tax asset	51,191	16,589
Receivables from sales of investments	—	16,909
Other assets	23,781	20,915

Total assets	$3,286,617	$2,670,867

Liabilities and equity
Deposits:
Noninterest-bearing	$291,080	$239,538
Interest-bearing	2,439,727	2,028,990

Total deposits	2,730,807	2,268,528
Short-term borrowings	8,425	21,800
Repurchase agreements	75,957	36,287
Long-term borrowings	55,110	75,220
Accrued interest payable	6,682	5,557
Other liabilities	27,777	15,373

Total liabilities	2,904,758	2,422,765

Shareholders’ equity:
Preferred stock
Convertible preferred stock Series C – no par value; 1,680,219 shares authorized; 364,983 shares issued and outstanding at December 31, 2013 and 916,841 shares issued and outstanding at December 31, 2012	4,471	11,231
Preferred stock Series D – no par value; 37,935 shares authorized, issued and outstanding at December 31, 2013 and December 31, 2012	37,935	37,935
Common stock- par value $1 per share; 100,000,000 shares authorized; 18,514,271 shares issued and outstanding at December 31, 2013 and 13,052,583 shares issued and outstanding at December 31, 2012	18,514	13,052
Additional paid-in capital	237,063	128,984
Accumulated earnings	100,389	59,825
Accumulated other comprehensive loss, net	(16,515)	(2,926)

Total shareholders’ equity	381,857	248,101
Noncontrolling interest	2	1

Total equity	381,859	248,102

Total liabilities and equity	$3,286,617	$2,670,867

See accompanying notes.

FIRST NBC BANK HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share data)	2013	2012	2011
Interest income:
Loans, including fees	$111,260	$97,754	$74,770
Investment securities	8,170	6,499	3,938
Investment in short-term receivables	4,449	2,060	138
Short-term investments	145	144	168

	124,024	106,457	79,014
Interest expense:
Deposits	36,239	29,597	24,885
Borrowings and securities sold under repurchase agreements	2,909	2,069	1,482

	39,148	31,666	26,367

Net interest income	84,876	74,791	52,647
Provision for loan losses	9,800	11,035	8,010

Net interest income after provision for loan losses	75,076	63,756	44,637

Noninterest income:
Service charges on deposit accounts	2,027	2,486	1,577
Investment securities gain, net	316	4,324	485
Gain (loss) on assets sold, net	1,071	500	(147)
Gain on sale of loans, net	835	603	779
Cash surrender value income on bank-owned life insurance	681	750	621
Income from sales of state tax credits	2,785	578	951
Community Development Entity fees	2,875	1,136	670
ATM fee income	1,859	1,686	500
Other	967	1,073	515

	13,416	13,136	5,951

Noninterest expense:
Salaries and employee benefits	23,812	20,307	11,996
Occupancy and equipment expenses	10,204	9,755	6,428
Professional fees	6,929	3,269	3,969
Taxes, licenses and FDIC assessments	4,245	3,258	2,661
Tax credit investment amortization	8,639	4,808	2,868
Write-down of other real estate	225	295	1,212
Data processing	4,219	4,485	2,308
Advertising and marketing	2,427	1,904	1,292
Other	6,632	6,926	3,513

	67,332	55,007	36,247

Income before income taxes	21,160	21,885	14,341
Income tax benefit	(19,751)	(7,565)	(5,407)

Net income	40,911	29,450	19,748
Less net income attributable to noncontrolling interests	—	(510)	(308)

Net income attributable to Company	40,911	28,940	19,440
Less preferred stock dividends	(347)	(510)	(792)
Less accretion of discount on preferred stock	—	—	(580)

Income available to common shareholders	$40,564	$28,430	$18,068

Earnings per common share – basic	$2.38	$2.04	$1.55

Earnings per common share – diluted	$2.32	$2.02	$1.54

See accompanying notes.

FIRST NBC BANK HOLDING COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2013	2012	2011
Net income	$40,911	$29,450	$19,748
Other comprehensive income (loss):
Fair value of derivative instruments designated as cash flow hedges:
Change in fair value of derivative instruments designated as cash flow hedges during the period, before tax	3,694	(6,854)	—

Unrealized (losses) gains on investment securities:
Unrealized (losses) gains on investment securities arising during the period	(18,576)	3,956	4,814
Less: reclassification adjustment for gains included in net income	(316)	(4,324)	(485)
Transfer of unrealized loss on securities from available for sale to held to maturity during the period	(5,708)	—	—

Unrealized (losses) gains on investment securities, before tax	(24,600)	(368)	4,329

Other comprehensive (losses) income, before taxes	(20,906)	(7,222)	4,329
Income tax (benefit) expense related to items of other comprehensive (loss) income	(7,317)	(2,501)	1,472

Other comprehensive (loss) income, net of tax	(13,589)	(4,721)	2,857

Comprehensive income	27,322	24,729	22,605

Comprehensive income attributable to noncontrolling interests	—	(510)	(308)
Comprehensive income attributable to preferred shareholders	(347)	(510)	(1,372)

Comprehensive income available to common shareholders	$26,975	$23,709	$20,925

See accompanying notes.

FIRST NBC BANK HOLDING COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)	Preferred Stock Series A	Preferred Stock Series B	Preferred Stock Series C	Preferred Stock Series D	Common Stock	Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2010	$17,244	$861	$—	$—	$9,570	$89,446	$13,327	$(1,062)	$129,386	$1,647	$131,033
Net income	—	—	—	—	—	—	19,440	—	19,440	—	19,440
Other comprehensive income	—	—	—	—	—	—	—	2,857	2,857	—	2,857
Restricted stock and share-based compensation	—	—	—	—	64	855	—	—	919	—	919
Issuance of common stock	—	—	—	—	2,519	27,707	—	—	30,226	—	30,226
Issuance (redemption) of preferred stock	(17,796)	(889)	20,582	37,935				—	39,832		39,832
Conversion of preferred stock to common stock	—	—	—	—	—	—	—	—	—	—	—
Preferred stock dividends and discount accretion	552	28	—	—	—	—	(1,372)	—	(792)	—	(792)
Equity contribution for noncontrolling interest						2	—	—	2	(1)	1
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—

Balance, December 31, 2011	—	—	20,582	37,935	12,153	118,010	31,395	1,795	221,870	1,646	223,516
Net income	—	—	—	—	—	—	28,940	—	28,940	—	28,940
Other comprehensive income	—	—	—	—	—	—	—	(4,721)	(4,721)	—	(4,721)
Share-based compensation	—	—	—	—	20	1,082	—	—	1,102	—	1,102
Issuance of common stock	—	—	—	—	116	1,304	—	—	1,420	—	1,420
Conversion of preferred stock to common stock	—	—	(9,351)	—	763	8,588	—	—	—	(1,644)	(1,644)
Preferred stock dividends and discount accretion	—	—	—	—	—	—	(510)	—	(510)	—	(510)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1)	(1)

Balance, December 31, 2012	—	—	11,231	37,935	13,052	128,984	59,825	(2,926)	248,101	1	248,102
Net income	—	—	—	—	—	—	40,911	—	40,911	—	40,911
Other comprehensive income	—	—	—	—	—	—	—	(13,589)	(13,589)	—	(13,589)
Share-based compensation	—	—	—	—	—	1,202	—	—	1,202	—	1,202
Conversion of preferred stock	—	—	(6,760)	—	552	6,208	—	—	—	—	—
Issuance of common stock:									—	—	—
Stock option and director plans	—	—	—	—	87	878	—	—	965	—	965
Stock offering, net of direct cost of $10,837	—	—	—	—	4,792	99,371	—	—	104,163	—	104,163
Warrants	—	—	—	—	31	94	—	—	125	—	125
Net tax benefit related to stock option plans	—	—	—	—	—	326	—	—	326	—	326
Preferred stock dividends	—	—	—	—	—	—	(347)	—	(347)	—	(347)
Equity contribution for noncontrolling interest	—	—	—	—	—	—	—	—	—	1	1

Balance, December 31, 2013	$—	$—	$4,471	$37,935	$18,514	$237,063	$100,389	$(16,515)	$381,857	$2	$381,859

See accompanying notes.

FIRST NBC BANK HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2013	2012	2011
Operating activities
Net income	$40,911	$29,450	$19,748
Adjustments to reconcile net income to net cash provided by operating activities:
Noncontrolling interest	—	(510)	(308)
Deferred tax benefit	(19,937)	(7,565)	(5,407)
Amortization of tax credit investments	8,639	4,808	2,868
Net discount accretion or premium amortization	2,633	4,245	2,463
Gain on sale of investment securities	(316)	(4,324)	(485)
Gain on sale of other assets	(1,055)	(531)	—
Write-down of other real estate owned	225	295	1,212
(Gain) loss on sale of fixed assets	(16)	(4)	147
Proceeds from sale of mortgage loans held for sale	96,677	62,014	46,150
Mortgage loans originated and held for sale	(77,394)	(82,067)	(46,273)
Gain on sale of loans	(835)	(603)	(779)
Provision for loan losses	9,800	11,035	8,010
Depreciation and amortization	2,963	3,351	1,932
Share-based and other compensation expense	2,124	1,102	715
Increase in cash surrender value of bank-owned life insurance	(681)	(750)	(621)
Decrease (increase) in receivables from sales of investments	16,909	(16,909)	—
Changes in operating assets and liabilities:
Change in other assets	(5,168)	1,540	(6,854)
Change in accrued interest receivable	(2,266)	(1,346)	(1,072)
Change in accrued interest payable	1,125	725	8
Change in other liabilities	15,125	(2,758)	7,224

Net cash provided by (used in) operating activities	89,463	1,198	28,678

Investing activities
Purchases of available for sale investment securities	(132,123)	(344,093)	(445,816)
Proceeds from sales of available for sale investment securities	45,791	125,401	156,778
Proceeds from maturities, prepayments, and calls of available for sale investment securities	91,328	129,910	159,434
Proceeds from maturities, prepayments, and calls of held to maturity securities	1,013	—	—
Net change in investment in short-term receivables	(165,773)	(70,864)	26,888
Purchase of real estate properties	—	—	(228)
Reimbursement of investment in tax credit entities	—	15,607	—
Purchases of investments in tax credit entities	(58,930)	(20,606)	(40,597)
Loans originated, net of repayments	(444,592)	(275,177)	(324,618)
Proceeds from sale of bank premises and equipment	324	16	500
Purchases of bank premises and equipment	(7,129)	(18,189)	(4,141)
Purchases of bank-owned life insurance	—	—	(10,000)
Proceeds from the sales of acquired assets	—	—	28,972
Proceeds from disposition of real estate owned	5,015	3,840	—
Reimbursement from FDIC related to acquisition	—	—	59,687
Net cash received from business combinations	—	—	49,582

Net cash used in investing activities	(665,076)	(454,155)	(343,559)

Financing activities
Net change repurchase agreements	39,670	18,311	6,904
Proceeds from borrowings	8,425	41,800	40,000
Repayment of borrowings	(41,910)	(1,625)	(21,220)
Net increase in deposits	461,073	363,846	257,814
Proceeds from sale or distributions to noncontrolling interest in subsidiary	—	—	(1)
Proceeds from sale of preferred stock, net of offering costs	—	—	58,518
Proceeds from issuance of common stock, net of offering costs	104,332	1,420	30,430
Repayment of preferred stock	—	(1,644)	(18,685)
Dividends paid	(347)	(510)	(792)

Net cash provided by financing activities	571,243	421,598	352,968

Net change in cash, due from banks, and short-term investments	(4,370)	(31,359)	38,087
Cash, due from banks, and short-term investments at beginning of period	36,012	67,371	29,284

Cash, due from banks, and short-term investments at end of period	$31,642	$36,012	67,371

Supplemental cash flows information
Cash paid for interest	$38,023	$32,392	24,812

See accompanying notes.

FIRST NBC BANK HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Nature of Operations

First NBC Bank Holding Company (“Company”) is a bank holding company that offers a broad range of financial services through First NBC Bank, a Louisiana state non-member bank, to businesses, institutions, and individuals in southeastern Louisiana and the Mississippi Gulf Coast. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States and to prevailing practices within the banking industry.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and First NBC Bank, and First NBC Bank’s wholly owned subsidiaries, which include First NBC Community Development, LLC (FNBC CDC), First NBC Community Development Fund, LLC (FNBC CDE) (collectively referred to as the Bank) and any variable interest entities (VIE) of which the Company is the primary beneficiary. Substantially all of the VIEs that the Company is primary beneficiary relate to tax credit investments. FNBC CDC is a Community Development Corporation formed to construct, purchase, and renovate affordable residential real estate properties in the New Orleans area. FNBC CDE is a Community Development Entity (CDE) formed to apply for and receive allocations of Federal New Markets Tax Credits (NMTC).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are susceptible to a significant change in the near term are the allowance for loan losses, income tax provision, fair value adjustments and share-based compensation.

Concentration of Credit Risk

The Company’s loan portfolio consists of the various types of loans described in Note 6. Real estate or other assets secure most loans. The majority of these loans have been made to individuals and businesses in the Company’s market area of southeastern Louisiana and southern Mississippi, which are dependent on the area economy for their livelihoods and servicing of their loan obligations. The Company does not have any significant concentrations to any one industry or customer.

The Company maintains deposits in other financial institutions that may, from time to time, exceed the federally insured deposit limits.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include the amount in the accompanying consolidated balance sheet caption, cash and due from banks, which represents cash on hand and balances due from other financial institutions, as well as the amount in the accompanying consolidated balance sheet caption, short-term investments, which primarily represents federal funds sold with original maturities less than three months.

Investment Securities

Investment securities are classified either as held to maturity or available for sale. Management determines the classification of securities when they are purchased.

Investment securities that the Company has the ability and positive intent to hold to maturity are classified as securities held to maturity and are stated at amortized cost. The amortized cost of debt securities classified as held to maturity or available for sale is adjusted for amortization of premiums and accretion of discounts over the contractual life of the security using the effective interest method or, in the case of mortgage-backed securities, over the estimated life of the security using the effective yield method. Such amortization or accretion is included in interest income on securities.

Securities that may be sold in response to changes in interest rates, liquidity needs, or asset liability management strategies, are classified as securities available for sale. These securities are carried at fair value, with net unrealized gains or losses excluded from earnings and shown as a separate component of shareholders’ equity in accumulated other comprehensive (loss) income, net of income taxes. Any expected credit loss due to the inability to collect all amounts due accordingly to the security’s contractual terms is recognized as a charge against earnings. Any remaining unrealized loss related to other factors would be recognized in other comprehensive income, net of taxes.

Realized gains and losses on both held to maturity securities and available for sale securities are computed based on the specific-identification method. Realized gains and losses and declines in value judged to be other than temporary are included in net securities gains and losses.

Unrealized losses on securities are evaluated to determine if the losses are temporary, based on various factors, including the cause of the loss, prospects for recovery, projected cash flows, collateral values, credit enhancements and other relevant factors, and management’s intent and ability not to sell the security until the fair value exceeds amortized cost. A charge is recognized against earnings for all or a portion of the impairment if the loss is determined to be other than temporary.

Investment in Short-Term Receivables

The Company invests in short-term receivables which are purchased on an exchange. These short-term receivables have repayment terms of less than a year. The investments are recorded on the consolidated balance sheets at cost plus accreted discount.

Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value, in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance that is recorded as a charge to income. Loans held for sale have primarily been fixed-rate, single-family residential mortgage loans under contract to be sold in the secondary market. In most cases, loans in this category are sold within 120 days. These loans are sold with the mortgage servicing rights released. Buyers generally have recourse to return a purchased loan to the Company under limited circumstances which may include early payment default, breach of representations or warranties, and documentation deficiencies. During 2013 and 2012, an insignificant number of loans were returned to the Company.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the principal amount outstanding, net of unamortized fees and costs on originated loans and allowances for loan losses. Loan origination fees and certain direct loan origination costs are deferred and amortized over the lives of the respective loans as a yield adjustment using the effective interest method.

Interest income on loans is accrued as earned using the interest method over the life of the loan. Interest on loans deemed uncollectible is excluded from income. The accrual of interest is discontinued and reversed against current income once loans become more than 90 days past due or earlier if conditions warrant. The past due status of loans is determined based on the contractual terms. If the decision is made to continue accruing interest on the loan, periodic reviews are made to confirm the accruing status of the loan. When a loan is placed on nonaccrual status, interest accrued and unpaid during prior periods is reversed. Generally any payments on nonaccrual loans are applied first to outstanding loan principal amounts and then to the recovery of the charged-off loan amounts. Any excess is treated as recovery of lost interest and fees. Loans are returned to accrual status after a minimum of six consecutive monthly payments have been made in a timely manner.

The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company’s impaired loans include troubled debt restructurings (TDRs) and performing and nonperforming loans for which full payment of principal or interest is not expected. The Company calculates a reserve required for impaired loans based on the present value of expected future cash flows discounted using the loan’s effective interest rate or the fair value of the collateral securing the loan.

Third-party property valuations are obtained at the time of origination for real estate-secured loans. The Company obtains updated appraisals on all impaired loans at least annually. In addition, if an intervening event occurs that, in management’s opinion, would suggest further deterioration in value, the Company obtains an updated appraisal. These policies do not vary based on loan type. Any exposure arising from the deterioration in value of collateral evidenced by the appraisal is recorded as an adjustment to the loan loss reserve in the case of an impaired loan or as an adjustment to income in the case of foreclosed property.

Troubled Debt Restructurings

The Company periodically grants concessions to its customers in an attempt to protect as much of its investment as possible and minimize the risk of loss. These concessions may include restructuring the terms of a customer loan, thereby adjusting the customer’s payment requirements. In order to be considered a TDR, the Company must conclude that the restructuring constitutes a concession and the customer is experiencing financial difficulties. The Company defines a concession to a customer as a modification of existing loan terms for economic or legal reasons that it would otherwise not consider. Concessions are typically granted through an agreement with the customer or are imposed by a court of law. Concessions include modifying original loan terms to reduce or defer cash payments required as part of the loan agreement, including but not limited to:

•	A reduction of the stated interest rate for the remaining original life of the debt

•	Extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk characteristics

•	Reduction of the face amount or maturity amount of the debt as stated in the agreement

•	Reduction of accrued interest receivable on the debt

In its determination of whether the customer is experiencing financial difficulties, the Company considers numerous indicators, including but not limited to:

•	Whether the customer is currently in default on its existing loan, or is in an economic position where it is probable the customer will be in default on its loan in the foreseeable future without a modification

•	Whether the customer has declared or is in the process of declaring bankruptcy

•	Whether there is substantial doubt about the customer’s ability to continue as a going concern

•	Whether, based on its projections of the customer’s current capabilities, the Company believes the customer’s future cash flows will be insufficient to service the debt, including interest, in accordance with the contractual terms of the existing agreement for the foreseeable future

•	Whether, without modification, the customer cannot obtain sufficient funds from other sources at an effective interest rate equal to the current market rate for similar debt for a nontroubled debtor

If the Company concludes that both a concession has been granted and the concession was granted to a customer experiencing financial difficulties, the Company identifies the loan as a TDR. For purposes of the determination of an allowance for loan losses on these TDRs, the loan is reviewed for specific impairment in accordance with the Company’s allowance for loan loss methodology. If it is determined that losses are probable on such TDRs, either because of delinquency or other credit quality indicators, the Company establishes specific reserves for these loans.

Acquisition Accounting for Loans

The Company accounts for business acquisitions in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. The fair value of loans that do not have deteriorated credit quality are accounted for in accordance with ASC 310-20, Nonrefundable Fees and Other Costs, and is represented by the expected cash flows from the portfolio discounted at current market rates. In estimating the cash flows, the Company makes assumptions about the amount and timing of principal and interest payments, estimated prepayments, estimated default rates, estimated loss severities in the event of defaults, and current market rates. The fair value adjustment is amortized over the life of the loan using the effective interest method. The Company accounts for certain acquired loans with deteriorated credit quality under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. In accordance with ASC 310-30 and in estimating the fair value of loans with deteriorated credit quality as of the acquisition date, the Company: (a) calculates the contractual amount and timing of undiscounted principal and interest payments (the undiscounted contractual cash flows), and (b) estimates the amount and timing of undiscounted expected principal and interest payments (the undiscounted expected cash flows). The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. On the acquisition date, the amount by which the undiscounted expected cash flows exceed the estimated fair value of the loans with deteriorated credit quality is the accretable yield. The accretable yield is recorded into interest income over the estimated lives of the loans using the effective yield method. The accretable yield changes over time as actual and expected cash flows vary from the estimated cash flows at acquisition. Decreases in expected cash flows subsequent to acquisition result in recognition of a provision for loan loss. The accretable yield is measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans. The remaining undiscounted expected cash flows are calculated at each financial reporting date, based on information currently available. Increases in expected cash flows over those originally estimated increase the accretable yield and are recognized prospectively as interest income. Increases in expected cash flows may also lead to the reduction of any allowance for loan losses recorded after the acquisition. Decreases in expected cash flows compared to those originally estimated decrease the accretable yield and are recognized by recording an allowance for loan losses. As the accretable yield increases or decreases from changes in cash flow expectations, the offset is an increase or decrease to the nonaccretable difference. There is no carryover of allowance for loan losses, as the loans acquired are initially recorded at fair value as of the date of acquisition.

Allowance for Loan Losses

The allowance for loan losses represents an estimate that management believes will be adequate to absorb probable inherent losses on existing loans in its portfolio at the balance sheet date. The allowance is based on an evaluation of the collectability of loans and prior loss experience, including both industry and Company specific considerations. While management uses available information to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance. See Note 6 for an analysis of the Company’s allowance for loan losses by portfolio and portfolio segment, and credit quality information by class.

Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in its portfolio and portfolio segments. The Company utilizes an internally developed model that requires significant judgment to determine the estimation method that fits the credit risk characteristics of the loans in its portfolio and portfolio segments. The allowance for loan losses is established through a provision for loan losses charged to expense. The adequacy of the allowance for loan losses is determined in accordance with generally accepted accounting principles.

The Company’s loan portfolio is disaggregated into portfolio segments for purposes of determining the allowance for loan losses. The Company’s portfolio segments include commercial real estate, consumer real estate, commercial and industrial, and consumer loans. The Company further disaggregates the commercial and consumer real estate portfolio segments into classes for purposes of monitoring and assessing credit quality based on certain risk characteristics. Classes within each commercial real estate portfolio segment include commercial real estate construction and commercial real estate mortgage. Classes within each consumer real estate portfolio segment include consumer real estate construction and consumer real estate mortgage.

Loans are charged off against the allowance for loan losses when management believes that the collectability of the principal is unlikely. The allowance for loan losses consists of specific and general reserves. The Company determines specific reserves based on the provisions of ASC 310, Receivables. The Company’s allowance for loan losses includes a measure of impairment for those loans specifically identified for evaluation under the topic. This measurement is based on a comparison of the recorded investment in the loan with either the expected cash flows discounted using the loan’s original contractual effective interest rate or the fair value of the collateral underlying certain collateral-dependent loans. Collectability of principal and interest is evaluated in assessing the need for a loss accrual. Loans identified as impaired are individually evaluated periodically for impairment.

General reserves are based on management’s evaluation of many factors and reflect an estimated measurement of losses related to loans not individually evaluated for impairment. These loans are grouped into portfolio segments. The loss rates are derived from historical loss factors of the Company or the industry sustained on loans according to their risk grade, as well as qualitative and economic factors, and may be adjusted for Company-specific factors. Loss rates are reviewed quarterly and adjusted as management deems necessary based on changing borrower and/or collateral conditions and actual collections and charge-off experience.

Based on observations made through a qualitative review, management may apply qualitative adjustments to the quantitatively determined loss estimates at a group and/or portfolio segment level as deemed appropriate. Primary qualitative and environmental factors that may not be directly reflected in quantitative estimates include:

•	Asset quality trends

•	Changes in lending policies

•	Trends in the nature and volume of the loan portfolio, including the existence and effect of any portfolio concentrations

•	Changes in experience and depth of lending staff

•	National and regional economic trends

Changes in these factors are considered in determining the directional consistency of changes in the allowance for loan losses. The impact of these factors on the Company’s qualitative assessment of the allowance for loan losses can change from period to period based on management’s assessment to the extent to which these factors are already reflected in historic loss rates. The uncertainty inherent in the estimation process is also considered in evaluating the allowance for loan losses.

Off-Balance-Sheet

Credit-Related Financial Instruments

The Company accounts for its guarantees in accordance with the provisions of ASC 460, Guarantees. In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under credit card agreements, and standby letters of credit. Such financial instruments are recorded when they are funded.

Derivative Financial Instruments

ASC 815, Derivatives and Hedging, requires that all derivatives be recognized as assets or liabilities in the balance sheet at fair value. The Company may enter into derivative contracts to manage exposure to interest rate risk or meet the financing and/or investing needs of its customers.

In the course of its business operations, the Company is exposed to certain risks, including interest rate, liquidity, and credit risk. The Company manages its risks through the use of derivative financial instruments, primarily through management of exposure due to the receipt or payment of future cash amounts based on interest rates. The Company’s derivative financial instruments manage the differences in the timing, amount, and duration of expected cash receipts and payments.

Derivatives which are designated and qualify as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. The effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings or when the hedge is terminated. The ineffective portion of the gain or loss is reported in earnings immediately.

In applying hedge accounting for derivatives, the Company establishes a method for assessing the effectiveness of the hedging derivative and a measurement approach for determining the ineffective aspect of the hedge upon the inception of the hedge. These methods are consistent with the Company’s approach to managing risk. The Company reports these net in the accompanying consolidated balance sheets when the Company has a master netting arrangement. As of December 31, 2013 there were no net amounts reported. Note 18 describes the derivative instruments currently used by the Company and discloses how these derivatives impact the Company’s financial position and results of operations.

Premises and Equipment

Land is carried at cost. Buildings, furniture, fixtures, and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated life of each respective type of asset as follows:

Buildings	40 years

Furniture, fixtures, and equipment	5–15 years

Leasehold improvements are amortized using the straight-line method over the periods of the leases, including options expected to be exercised, or the estimated useful lives, whichever is shorter. Gains and losses on disposition and maintenance and repairs are included in current operations. Rental expense on leased property is recognized on a straight-line basis over the original lease term plus options that management expects to exercise. Fixed rental increases that are determinable are expensed over the lease period, including any option periods which are expected to be exercised, using a straight-line lease expense method.

Other Real Estate

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are recorded at a new cost basis determined at the date of foreclosure as the lower of cost or fair value less estimated cost to sell. Cost is defined as the recorded investment in the loan. Subsequent to foreclosure, valuation allowances are established for any changes in the estimate of the asset’s fair value or selling costs, but not in excess of its new cost basis. Revenues and expenses from operations and changes in the valuation allowance are included in current earnings.

Goodwill and Other Intangible Assets

Goodwill is accounted for in accordance with ASC 350, Intangibles—Goodwill and Other, and, accordingly, is not amortized but is evaluated at least annually for impairment. As part of its annual impairment testing, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines the fair value of a reporting unit is less than its carrying amount using these qualitative factors, the Company compares the fair value of goodwill with its carrying amount, and then measures impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.

Definite-lived intangible assets, which consist of core deposit intangibles, are amortized on a straight-line basis over their useful lives and evaluated at least annually for impairment.

Income Taxes

The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities using enacted tax rates expected to be in effect during the year in which the basis differences reverse.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to report information regarding its exposure to various tax positions taken by the Company. The Company has determined whether any tax positions have met the recognition threshold and has measured the Company’s exposure to those tax positions. Management believes that the Company has adequately addressed all relevant tax positions and that there are no unrecorded tax liabilities. Any interest or penalties assessed to the Company are recorded in operating expenses. No interest or penalties from any taxing authorities were recorded in the accompanying consolidated financial statements. Federal, state, and local taxing authorities generally have the right to examine and audit the previous three years of tax returns filed.

The Company is also required to reduce its tax basis of the investment in certain of the projects that generated the Federal NMTC or Federal Historic Rehabilitation tax credits by the amount of the credit generated in that year based on the taxable entity structure of the investee.

Noncontrolling Interests

During 2012, the $1.6 million of noncumulative, perpetual preferred stock held by unrelated parties of the Bank was redeemed and noncontrolling interests were reduced by that amount. The stock had been assumed by the Bank in a prior acquisition.

Noncontrolling interests also include $2,000, $1,000, and $2,000 at December 31, 2013, 2012, and 2011, respectively, of common stock held by unrelated parties in various tax credit-related subsidiaries, which have activities solely related to generating the tax credits.

Investments in Real Estate Properties

FNBC CDC invests in real estate properties, which are carried at cost. Costs of construction are capitalized during the construction period and do not include interest. The Company periodically obtains as-is appraisals to determine the recoverability of its investments for which it intends to sell. For properties the Company intends to hold, the Company assesses recoverability based on the cash flows of the underlying properties.

Investments in Tax Credit Entities

As part of its Community Reinvestment Act responsibilities and due to their favorable economics, the Company invests in tax credit-motivated projects primarily in the markets it serves. These projects are directed at tax credits issued under Low-Income Housing, Federal Historic Rehabilitation (Historic), and Federal New Markets Tax Credits. The Company generates its returns on tax credit motivated projects through the receipt of federal, and if applicable, state tax credits. The federal tax credits are recorded as an offset to the income tax provision in the year that they are earned under federal income tax law – over 10 to 15 years, beginning in the year in which rental activity commences for Low-Income Housing credits, or 10 years beginning in the year of the issuance of the certificate of occupancy for Historic credits, and over 7 years for Federal NMTC upon the investment of funds into the qualifying project. These credits, if not used in the tax return for the year of origination, can be carried forward for 20 years.

For Low-Income Housing and Historic credits, the Company invests in a tax credit entity, usually a limited liability company, which owns the real estate. The Company receives a 99.9% nonvoting interest in the entity that must be retained during the compliance period for the credits (15 years for Low-Income Housing credits and 5 years for Historic credits). In most cases, the Company’s interest in the entity is generally reduced from a 99.9% interest to a 10% to 25% interest at the end of the compliance period. Control of the tax credit entity rests in the 0.1% interest general partner, who has the power and authority to make decisions that impact economic performance of the project and is required to oversee and manage the project. Due to the lack of any voting, economic, or managerial control, and due to the contractual reduction in its investment, the Company accounts for its investment by amortizing its investment, beginning at the issuance of the certificate of occupancy of the project, over the compliance period, as management believes any potential residual value in the real estate will have limited value.

For Federal NMTC, a different structure is required by federal tax law. In order to distribute Federal NMTC, the federal government allocates such credits to CDEs. The Company invests in both CDEs formed by unaffiliated parties and in CDEs formed by the Company. Projects can be commercial or real estate operations and are qualified by their location in low- to moderate-income areas or by their employment of, or service to, low- to moderate-income citizens. A CDE, in most cases, creates a special-purpose subsidiary for the project through which the credits are allocated and through which the proceeds from the tax credit investor and a leverage lender, if applicable, flow through to the project, which in turn generate the credit. The credits are calculated at 39% of the total project cost at the rate of 5% for the first three years and 6% for the next four years. Federal tax law requires special terms benefitting the qualified project, which can include complete or partial debt forgiveness at the end of the seven-year term or below-market interest rates. The Company expenses the cost of any benefits provided to the project over the seven-year compliance period. When the Company also has a loan, commonly called a leveraged loan, to the project, it is carried in loans, as the Company has normal credit exposure to the project and is repaid at the end of the compliance period (in general, the debt has no principal payments during the compliance period but the Company, in most cases, requires the project to fund a sinking fund over the compliance period to achieve the same risk reduction effect as if principal is being amortized).

When the Company is the tax credit investor in a CDE formed by an unaffiliated party, it has no control of the applicable CDE, the CDE’s special-purpose subsidiary, or the qualified project entity. When a project is funded through FNBC CDE, the Company consolidates its CDE and the specifically formed special-purpose entities since it maintains control over these entities. As part of the activities of FNBC CDE, the Company makes investments in the CDE for purposes of providing equity to the projects sponsored by the FNBC CDE.

The Company has the risk of credit recapture if the project fails during the compliance period for Low-Income Housing and Historic transactions. For Federal NMTC transactions, the risk of credit recapture exists if investment requirements are not maintained during the compliance period. Such events, although rare, are accounted for when they occur, and no such events have occurred to date.

Variable Interest Entities

VIEs are entities that, in general, either do not have equity investors with voting rights or that have equity investors that do not provide sufficient financial resources for the entity to support its activities. The Company uses VIEs in various legal forms to conduct normal business activities. The Company reviews the structure and activities of VIEs for possible consolidation.

A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE. A VIE often holds financial assets, including loans or receivables, real estate, or other property. The company with a controlling financial interest, known as the primary beneficiary, is required to consolidate the VIE. Noncontrolling variable interests in certain limited partnerships for which it does not absorb a majority of expected losses or receive a majority of expected residual returns that are not included in the accompanying consolidated financial statements. Refer to Notes 12 and 13 for further detail.

Stock-Based Compensation Plans

At December 31, 2013 and 2012, the Company had a stock-based employee compensation plan, which provides for the issuance of stock options and restricted stock. The Company accounts for stock-based employee compensation in accordance with the fair value recognition provisions of ASC 718, Compensation—Stock Compensation. Compensation cost is recognized as expense over the service period, which is generally the vesting period of the options and restricted stock. The expense is reduced for estimated forfeitures over the vesting period and adjusted for actual forfeitures as they occur. As a result, compensation cost for all share-based payments is reflected in net income as part of salaries and employee benefits in the accompanying consolidated statements of income. See Note 24 for additional information on the Company’s stock-based compensation plans.

Earnings Per Share

Basic earnings per common share is computed based upon net income attributable to common shareholders divided by the weighted-average number of common shares outstanding during each period. Diluted earnings per common share is computed based upon net income, adjusted for dilutive participating securities, divided by the weighted-average number of common shares outstanding during each period, and adjusted for the effect of dilutive potential common shares calculated using the treasury stock method and the assumed conversion for any dilutive convertible securities. In determining net income attributable to common shareholders, the net income attributable to participating securities is excluded. During 2011, the Company issued Series C preferred stock, which is considered a participating security because it shares in any dividends paid to common shareholders. The assumed conversion of the Series C preferred stock is excluded from the calculation of diluted earnings per share due to the fact that the shares are contingently issuable and the contingency still existed at the end of the year.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and cash flow hedges, are reported as a separate component of the equity section of the balance sheet; such items, along with net income, are components of comprehensive income.

Segments

All of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment. Because the overall banking operations comprise substantially all of the consolidated operations and none of the Company’s other subsidiaries, either individually or in the aggregate, meet quantitative materiality thresholds, no separate segment disclosures are presented in the accompanying consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current period presentation. Investment in short-term receivables was previously reported within investment securities available for sale in prior period consolidated balance sheets, and the related income was previously reported in interest income from investment securities in prior period consolidated statements of income.

Recent Accounting Pronouncements

ASU No. 2011-11 and ASU No. 2013-01

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 provides new accounting guidance that eliminates offsetting of financial instruments disclosure differences between GAAP and IFRS. ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, clarifies the scope of ASU No. 2011-11. New disclosures will be required for recognized financial instruments, such as derivatives, repurchase agreements, and reverse repurchase agreements, that are either: (a) offset on the balance sheet in accordance with the FASB’s offsetting guidance, or (b) subject to an enforceable master netting arrangement or similar agreement, regardless of whether they are offset in accordance with the FASB’s offsetting guidance. The objective of the new disclosure requirements is to enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. This amended guidance will be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of this guidance, which involves disclosure only, did not impact the Company’s results of operations or financial position. The Company currently does net its financial instruments on its consolidated balance sheets.

ASU No. 2012-06

In October 2012, the FASB issued ASU No. 2012-06, Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution, which clarifies the applicable guidance for subsequently measuring an indemnification asset recognized in a government-assisted acquisition of a financial institution that includes a loss-sharing agreement. The ASU addresses the diversity in practice in the interpretation of the terms “on the same basis” and “contractual limitations” used in accounting guidance. Accounting principles require that an indemnification asset recognized at the acquisition date as a result of a government-assisted acquisition of a financial institution involving an indemnification agreement shall be subsequently measured on the same basis as the indemnified item. The provisions of this ASU clarify that, upon subsequent remeasurement of an indemnification asset, the effect of the change in expected cash flows of the indemnification agreement shall be amortized. Any amortization of changes in value is limited to the lesser of the contractual term of the indemnification agreement and the remaining life of the indemnified assets. The ASU does not affect the guidance relating to the recognition or initial measurement of an indemnification asset. The amendments in this ASU are effective for fiscal years after December 15, 2012, with early adoption permitted. The Company does not have an indemnification asset recorded and therefore, the adoption of this ASU did not have a material impact on the Company’s results of operations, financial position, or disclosures.

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

ASU No. 2014-01

In January 2014, the FASB issued ASU No. 2014-01, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects, which permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). This ASU applies to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow-through entities for tax purposes. The provisions of this ASU should be applied retrospectively to all periods presented for periods beginning after December 15, 2014, with early adoption permitted. The Company is evaluating the adoption of this ASU and has not determined the impact on the Company’s financial condition or results of operations.

ASU No. 2014-04

In January 2014, the FASB issued ASU No. 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, which clarifies when an insubstance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU requires a creditor to reclassify a collateralized consumer mortgage loan to real estate property upon obtaining legal title to the residential real estate property, or the borrower conveying all interest in the residential real estate property through completion of a deed in lieu of foreclosure or similar legal agreement. The provisions of this ASU are effective for all periods beginning after December 15, 2014.The adoption of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

2. Earnings Per Share

The following sets forth the computation of basic net income per common share and diluted net income per common share:

	Year Ended December 31,
(In thousands, except per share data)	2013	2012	2011
Basic: Income available to common shareholders	$40,564	$28,430	$18,068
Less: Income attributable to participating securities (Series C preferred stock)	1,980	1,999	1,304

Income attributable to common shareholders	$38,584	$26,431	$16,764

Weighted-average common shares outstanding	16,203,919	12,952,751	10,794,639

Basic earnings per share	$2.38	$2.04	$1.55

Diluted: Income attributable to common shareholders	$38,584	$26,431	$16,764

Weighted-average common shares outstanding	16,203,919	12,952,751	10,794,639
Effect of dilutive securities:
Stock options outstanding	337,371	108,537	37,754
Warrants	82,824	51,503	28,535

Weighted-average common shares outstanding – assuming dilution	16,624,114	13,112,791	10,860,928

Diluted earnings per share	$2.32	$2.02	$1.54

For the years ended December 31, 2012 and 2011, the calculations of diluted earnings per share outstanding exclude the effect from the assumed exercise of 87,059 shares of warrants outstanding, respectively. This amount would have had an antidilutive effect on earnings per share. For the year ended December 31, 2012, the calculation of diluted earnings per share outstanding also exclude the effect from the assumed exercise of 264,000 shares of stock options outstanding. These amounts would have had an antidilutive effect on earnings per share.

3. Cash and Due From Banks

The Company is required to maintain reserve requirements with the Federal Reserve Bank. The requirement is dependent upon the Bank’s cash on hand and transaction deposit account balances. The reserve requirements at December 31, 2013 and 2012, were $10.1 million and $8.2 million, respectively.

4. Investment in Short-Term Receivables

The Company invests in short-term trade receivables purchased on an exchange, which are covered by a repurchase agreement from the seller of the receivables, if not paid within a specified period. Since the receivables are traded on an exchange, the Company has the ability to resell the receivables on the exchange. As of December 31, 2013 and 2012, the Company had $246.8 million and $81.0 million, respectively in purchased receivables.

5. Investment Securities

The amortized cost and market values of investment securities, with gross unrealized gains and losses, as of December 31, 2013 and December 31, 2012, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Market Value
			Less Than One Year	Greater Than One Year
December 31, 2013
Available for sale:
U.S. government agency securities	$163,964	$81	$(10,991)	$(1,731)	$151,323
U.S. Treasury securities	13,022	—	(873)	—	12,149
Municipal securities	23,240	140	(213)	—	23,167
Mortgage-backed securities	57,010	447	(1,897)	(16)	55,544
Corporate bonds	37,023	395	(1,677)	(205)	35,536

	$294,259	$1,063	$(15,651)	$(1,952)	$277,719

Held to maturity:
Municipal securities	$44,294	$94	$(398)	$—	$43,990
Mortgage-backed securities	50,610	12	(3,646)	—	46,976

	$94,904	$106	$(4,044)	$—	$90,966

December 31, 2012
Available for sale:
U.S. government agency securities	$128,665	$83	$(1)	$—	$128,747
U.S. Treasury securities	10,040	5	—	—	10,045
Municipal securities	61,907	884	(44)	—	62,747
Mortgage-backed securities	152,481	1,615	(254)	—	153,842
Corporate bonds	49,912	410	(348)	—	49,974

	$403,005	$2,997	$(647)	$—	$405,355

During 2013, the Company transferred securities with a fair value of $95.4 million from available-for-sale to held to maturity. Management determined that it has both the positive intent and ability to hold these securities until maturity. The reclassified securities consisted of municipal and mortgage-backed securities and were transferred due to movements in interest rates. The securities were reclassified at fair value at the time of the transfer and represented a non-cash transaction. Accumulated other comprehensive income included pre-tax unrealized losses of $5.9 million on these securities at the date of the transfer. These unrealized losses and offsetting other comprehensive income components are being amortized into net interest income over the remaining life of the related securities as a yield adjustment, resulting in no impact on future net income.

At December 31, 2013, the Company’s exposure to three investment security issuers individually exceeded 10% of shareholders’ equity (in thousands):

	Amortized Cost	Estimated Market Value
FHLB	$83,052	$78,729
Federal National Mortgage Association (Fannie Mae)	81,693	75,421
Federal Home Loan Mortgage Corporation (Freddie Mac)	62,281	57,860

	$227,026	$212,010

As of December 31, 2013, the Company had 88 securities that were in a loss position. The unrealized losses for each of the 88 securities relate to market interest rate changes. The Company has considered the current market for the securities in a loss position, as well as the severity and duration of the impairments, and expects that the value will recover. As of December 31, 2013, management does not intend to sell these investments until the fair value exceeds amortized cost and it is more likely than not that the Company will not be required to sell debt securities before the anticipated recovery of the amortized cost basis of the security; thus, the impairment is determined not to be other-than-temporary.

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

The amortized cost and estimated market values by contractual maturity of investment securities as of December 31, 2013 and December 31, 2012 are shown in the following table (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2013			December 31, 2012
	Weighted Average Yield	Amortized Cost	Estimated Market Value	Weighted Average Yield	Amortized Cost	Estimated Market Value
Available for sale:
Due in one year or less	1.39%	$12,340	$12,368	1.04%	$119,657	$119,753
Due after one year through five years	2.58	64,790	65,038	1.96	106,676	108,349
Due after five years through ten years	2.12	180,362	168,243	2.36	130,396	130,958
Due after ten years	3.17	36,767	32,070	2.60	46,276	46,295

Total securities	2.30%	$294,259	$277,719	1.67%	$403,005	$405,355

Held to maturity:
Due in one year or less	1.76%	$1,007	$1,007	—%	$—	$—
Due after one year through five years	2.60	18,101	17,539	—	—	—
Due after five years through ten years	3.70	37,591	37,137	—	—	—
Due after ten years	3.41	38,205	35,283	—	—	—

Total securities	3.35%	$94,904	$90,966	—%	$—	$—

Securities with estimated market values of $204.3 million and $121.4 million at December 31, 2013 and December 31, 2012, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and long-term borrowings.

Proceeds from sales of securities for the years ended December 31, 2013, 2012 and 2011 were $45.8 million, $125.4 million and $156.8 million, respectively. Gross gains of $0.5 million, $4.3 million, and $1.1 million were realized on these sales for the years ended December 31, 2013, 2012, and 2011, respectively. There were gross losses of $0.2 million for the year ended December 31, 2013, there were no gross losses for the year ended December 31, 2012, and gross losses of $0.6 million were realized for the year ended December 31, 2011.

Other Equity Securities

At December 31, 2013 and 2012, the Company included the following securities in other assets, at cost, in the accompanying consolidated balance sheets (in thousands):

	2013	2012
FHLB stock	$1,099	$2,938
First National Bankers Bankshares, Inc. (FNBB) stock	600	600
Other investments	4,853	3,200

Total equity securities	$6,552	$6,738

6. Loans

Major classifications of loans at December 31, 2013 and December 31, 2012 were as follows (in thousands):

	December 31, 2013	December 31, 2012
Commercial real estate loans:
Construction	$203,369	$159,999
Mortgage(1)	1,118,048	983,164

	1,321,417	1,143,163

Consumer real estate loans:
Construction	8,986	7,738
Mortgage	115,307	102,699

	124,293	110,437
Commercial and industrial loans	868,469	622,105
Loans to individuals, excluding real estate	16,345	14,000
Nonaccrual loans	16,396	21,083
Other loans	10,857	11,429

	2,357,777	1,922,217

Less allowance for loan losses	(32,143)	(26,977)

Loans, net	$2,325,634	$1,895,240

(1)	Included in commercial real estate loans, mortgage, are owner-occupied real estate loans, of $364.9 million at December 31, 2013 and $345.4 million at December 31, 2012.

A summary of changes in the allowance for loan losses during the years ended December 31, 2013, 2012, and 2011 is as follows (in thousands):

	2013	2012	2011
Balance, beginning of period	$26,977	$18,122	$12,508
Provision charged to operations	9,800	11,035	8,010
Charge-offs	(4,769)	(2,561)	(2,462)
Recoveries	135	381	66

Balance, end of period	$32,143	$26,977	$18,122

Deferred costs less deferred fees, net of amortization, related to loan origination were $10.6 million and $9.0 million as of December 31, 2013 and 2012, respectively. These amounts are included in the loan balances above.

In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans and reclassifies these overdrafts to loans in the accompanying consolidated balance sheets. At December 31, 2013 and 2012, overdrafts of $0.8 million had been reclassified to loans receivable.

Loans were pledged to secure other borrowings at December 31, 2013 with carrying values of $655.1 million on a blanket lien and $29.4 million which were held in custody. At December 31, 2012, loans with carrying values of $481.8 million on a blanket lien and $49.9 million which were held in custody were pledged to secure other borrowings.

The allowance for loan losses and recorded investment in loans, including loans acquired with deteriorated credit quality as of the dates indicated are as follows (in thousands):

	December 31, 2013
	Construction	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Other Consumer	Total
Allowance for loan losses:
Beginning balance	$2,004	$10,716	$2,450	$11,675	$132	$26,977
Charge-offs	(46)	(292)	—	(4,229)	(202)	(4,769)
Recoveries	—	19	30	68	18	135
Provision	832	3,337	176	5,163	292	9,800

Ending balance	$2,790	$13,780	$2,656	$12,677	$240	$32,143

Ending balances:
Individually evaluated for impairment	$42	$1,639	$183	$2,091	$—	$3,955

Collectively evaluated for impairment	$2,748	$12,141	$2,473	$10,586	$240	$28,188

Loans receivable:
Ending balance-total	$212,430	$1,128,181	$117,653	$883,111	$16,402	$2,357,777

Ending balances:
Individually evaluated for impairment	$309	$9,811	$2,990	$4,005	$—	$17,115

Collectively evaluated for impairment	$212,121	$1,118,370	$114,663	$879,106	$16,402	$2,340,662

	December 31, 2012
	Construction	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Other Consumer	Total
Allowance for loan losses:
Beginning balance	$722	$9,871	$1,519	$5,928	$82	$18,122
Charge-offs	—	(1,262)	(59)	(1,068)	(172)	(2,561)
Recoveries	16	132	22	153	58	381
Provision	1,266	1,975	968	6,662	164	11,035

Ending balance	$2,004	$10,716	$2,450	$11,675	$132	$26,977

Ending balances:
Individually evaluated for impairment	$176	$951	$362	$5,453	$—	$6,942

Collectively evaluated for impairment	$1,828	$9,765	$2,088	$6,222	$132	$20,035

Loans receivable:
Ending balance-total	$168,544	$988,994	$103,516	$647,090	$14,073	$1,922,217

Ending balances:
Individually evaluated for impairment	$799	$5,203	$1,178	$14,133	$—	$21,313

Collectively evaluated for impairment	$167,745	$983,791	$102,338	$632,957	$14,073	$1,900,904

Credit quality indicators on the Company’s loan portfolio, including loans acquired with deteriorated credit quality, as of the dates indicated were as follows (in thousands):

	December 31, 2013
	Pass and Pass/Watch	Special Mention	Substandard	Doubtful	Total
Construction	$197,951	$4	$14,475	$—	$212,430
Commercial real estate	1,073,339	1,720	53,122	—	1,128,181
Consumer real estate	113,037	185	4,431	—	117,653
Commercial and industrial	873,547	17	9,547	—	883,111
Other consumer	16,251	9	142	—	16,402

Total loans	$2,274,125	$1,935	$81,717	$—	$2,357,777

	December 31, 2012
	Pass and Pass/Watch	Special Mention	Substandard	Doubtful	Total
Construction	$146,748	$3,258	$18,538	$—	$168,544
Commercial real estate	962,694	1,698	24,602	—	988,994
Consumer real estate	101,334	751	1,431	—	103,516
Commercial and industrial	620,851	18	14,984	11,237	647,090
Other consumer	13,859	13	201	—	14,073

Total loans	$1,845,486	$5,738	$59,756	$11,237	$1,922,217

The table above as of December 31, 2013 includes $7.4 million of substandard loans and $1.6 million of special mention loans which are loans acquired with deteriorated credit quality. As of December 31, 2012, included in the above table was $8.9 million of substandard loans and $1.6 million of special mention loans which are loans acquired with deteriorated credit quality.

The above classifications follow regulatory guidelines and can generally be described as follows:

•	Pass and pass/watch loans are of satisfactory quality.

•	Special mention loans have an existing weakness that could cause future impairment, including the deterioration of financial ratios, past due status, questionable management capabilities, and possible reduction in the collateral values.

•	Substandard loans have an existing specific and well-defined weakness that may include poor liquidity and deterioration of financial ratios. The loan may be past due and related deposit accounts may be experiencing overdrafts. Immediate corrective action is necessary.

•	Doubtful loans have specific weaknesses that are severe enough to make collection or liquidation in full highly questionable and improbable.

Age analysis of past due loans, including loans acquired with deteriorated credit quality, as of the dates indicated were as follows (in thousands):

	December 31, 2013
	Greater Than 30 and Fewer Than 90 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
Construction	$15	$75	$90	$212,340	$212,430
Commercial real estate	2,935	7,642	10,577	1,117,604	1,128,181
Consumer real estate	1,260	2,166	3,426	114,227	117,653

Total real estate loans	4,210	9,883	14,093	1,444,171	1,458,264

Other loans:
Commercial and industrial	3,076	1,281	4,357	878,754	883,111
Other consumer	488	207	695	15,707	16,402

Total other loans	3,564	1,488	5,052	894,461	899,513

Total loans	$7,774	$11,371	$19,145	$2,338,632	$2,357,777

	December 31, 2012
	Greater Than 30 and Fewer Than 90 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
Construction	$—	$751	$751	$167,793	$168,544
Commercial real estate	960	5,914	6,874	982,120	988,994
Consumer real estate	483	651	1,134	102,382	103,516

Total real estate loans	1,443	7,316	8,759	1,252,295	1,261,054

Other loans:
Commercial and industrial	671	2,197	2,868	644,222	647,090
Other consumer	25	54	79	13,994	14,073

Total other loans	696	2,251	2,947	658,216	661,163

Total loans	$2,139	$9,567	$11,706	$1,910,511	$1,922,217

The table above includes $0.4 million of other consumer loans past due greater than 30 and fewer than 90 days, and $0.2 million of other consumer loans 90 days and greater past due, as of December 31, 2013. These loans are cash secured and the Company has rights of offset against the guarantors’ deposit accounts when the loans are 120 days past due.

The following is a summary of information pertaining to impaired loans, which consist primarily of nonaccrual loans. This table excludes loans acquired with deteriorated credit quality. Acquired impaired loans are generally not subject to individual evaluation for impairment and are not reported with impaired loans or troubled debt restructurings, even if they would otherwise qualify for such treatment. Impaired loans as of the periods indicated were as follows (in thousands):

	December 31, 2013
	Recorded Investment	Contractual Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction	$—	$—	$—	$24	$—
Commercial real estate	4,261	4,469	—	3,063	110
Consumer real estate	1,973	1,999	—	1,254	—
Commercial and industrial	1,099	1,116	—	977	40

Total	$7,333	$7,584	$—	$5,318	$150

With an allowance recorded:
Construction	$309	$309	$42	$530	$23
Commercial real estate	5,550	7,428	1,639	4,445	59
Consumer real estate	1,017	1,046	183	831	21
Commercial and industrial	2,906	2,941	2,091	8,093	10

Total	$9,782	$11,724	$3,955	$13,899	$113

Total impaired loans:
Construction	$309	$309	$42	$554	$23
Commercial real estate	9,811	11,897	1,639	7,508	169
Consumer real estate	2,990	3,045	183	2,085	21
Commercial and industrial	4,005	4,057	2,091	9,070	50

Total	$17,115	$19,308	$3,955	$19,217	$263

	December 31, 2012
	Recorded Investment	Contractual Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction	$48	$48	$—	$1,146	$3
Commercial real estate	1,864	1,984	—	2,478	30
Consumer real estate	534	534	—	639	2
Commercial and industrial	854	874	—	1,030	54

Total	$3,300	$3,440	$—	$5,293	$89

With an allowance recorded:
Construction	$751	$751	$176	$376	$14
Commercial real estate	3,339	3,367	548	1,855	47
Consumer real estate	644	644	765	819	9
Commercial and industrial	13,279	13,280	5,453	6,781	389

Total	$18,013	$18,042	$6,942	$9,831	$459

Total impaired loans:
Construction	$799	$799	$176	$1,522	$17
Commercial real estate	5,203	5,351	548	4,333	77
Consumer real estate	1,178	1,178	765	1,458	11
Commercial and industrial	14,133	14,154	5,453	7,811	443

Total	$21,313	$21,482	$6,942	$15,124	$548

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

As of December 31, 2013, there were $0.2 million in cash secured tuition loans which were past due 90 days or more that were still accruing interest and there were no loans past due 90 days or more that were still accruing interest as of December 31, 2012.

A summary of information pertaining to nonaccrual loans as of the periods indicated is as follows (in thousands):

	2013	2012
Nonaccrual loans:
Construction	$75	$806
Commercial real estate	10,133	5,831
Consumer real estate	2,347	818
Commercial and industrial	3,784	13,556
Other consumer	57	72

	$16,396	$21,083

As of December 31, 2013 and December 31, 2012, the average recorded investment in nonaccrual loans was $17.9 million and $8.2 million, respectively. The amount of interest income that would have been recognized on nonaccrual loans based on contractual terms was $1.0 million and $0.4 million at December 31, 2013 and December 31, 2012, respectively. As of December 31, 2013, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired.

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

The following is a summary of changes in the accretable yields of acquired loans as of the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012
Balance, beginning of period	$628	$1,374
Acquisition	—	—
Net transfers from nonaccretable difference to accretable yield	45	361
Accretion	(503)	(1,107)

Balance, end of period	$170	$628

Information about the Company’s TDRs as of December 31, 2013 and December 31, 2012, is presented in the following tables (in thousands):

Year Ended December 31, 2013	Current	Greater Than 30 Days Past Due	Nonaccrual TDRs	Total Loans
Real estate loans:
Construction	$309	$—	$—	$309
Commercial real estate	357	—	102	459
Consumer real estate	625	—	136	761

Total real estate loans	1,291	—	238	1,529

Other loans:
Commercial and industrial	337	—	—	337

Total loans	$1,628	$—	$238	$1,866

Year Ended December 31, 2012
Real estate loans:
Construction	$47	$—	$—	$47
Commercial real estate	268	—	982	1,250
Consumer real estate	655	—	—	655

Total real estate loans	970	—	982	1,952

Other loans:
Commercial and industrial	384	—	—	384

Total loans	$1,354	$—	$982	$2,336

The following table provides information on how the TDRs were modified during the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012
Maturity and interest rate adjustment	$925	$609
Movement to or extension of interest rate-only payments	597	1,333
Other concession(s)(1)	344	394

Total	$1,866	$2,336

(1)	Other concessions include concessions or a combination of concessions, other than maturity extensions and interest rate adjustments.

A summary of information pertaining to modified terms of loans, as of the dates indicated, is as follows (in thousands):

	December 31, 2013
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled debt restructuring:
Construction	2	$309	$309
Commercial real estate	3	459	459
Consumer real estate	3	761	761
Commercial and industrial	1	337	337

	9	$1,866	$1,866

	December 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled debt restructuring:
Construction	1	$47	$47
Commercial real estate	2	1,250	1,250
Consumer real estate	3	655	655
Commercial and industrial	1	384	384

	7	$2,336	$2,336

None of the performing TDRs defaulted subsequent to the restructuring through the date the financial statements were available to be issued.

As of December 31, 2013 and 2012, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired or as a TDR.

7. Transfers and Servicing of Financial Assets

Loans serviced for others, consisting primarily of commercial loan participations sold, are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others were $28.0 million and $40.6 million at December 31, 2013 and 2012, respectively.

8. Premises and Equipment

Premises and equipment consisted of the following at December 31 (in thousands):

	2013	2012
Buildings and leasehold improvements	$35,765	$30,716
Land	10,399	8,940
Furniture, fixtures, and equipment	13,773	11,536
Construction in progress	1,542	3,475

Total premises and equipment	61,479	54,667
Less accumulated depreciation and amortization	10,305	7,600

Total premises and equipment, net	$51,174	$47,067

The Company recorded depreciation of $2.7 million for each of the years ended December 31, 2013 and 2012, and $1.7 million for the year ended December 31, 2011.

9. Other Real Estate Owned

At December 31, 2013 and 2012, the Company had other real estate owned of $3.7 million and $8.6 million, respectively, from real estate acquired by foreclosure.

10. Goodwill and Other Acquired Intangible Assets

Changes to the carrying amount of goodwill for the years ended December 31, 2013 and 2012 are provided in the following table (in thousands):

Balance at December 31, 2011	$4,808
Goodwill acquired during the year	—

Balance at December 31, 2012	4,808
Goodwill acquired during the year	—

Balance at December 31, 2013	$4,808

The Company performs an annual impairment test of goodwill as of October 1, or more often if indicators or conditions are present which require an assessment. The results of this test did not indicate impairment of the Company’s recorded goodwill.

At December 31, 2013 and 2012, the Company reported core deposit intangibles totaling $3.5 million and $3.8 million, net of accumulated amortization of $0.9 million and $0.6 million, respectively. The Company’s core deposit intangibles are being amortized over the estimated useful life of 12 years. The Company’s annual amortization expense totaled $0.2 million for each of the years ended December 31, 2013 and 2012. There was $0.4 million of amortization expense for the year ended December 31, 2011.

The estimated amortization expense for the core deposit intangible asset is as follows as of December 31, 2013 (in thousands):

2014-2018	$376
2019 and thereafter	2,272

11. Investments in Real Estate Properties

During 2013 and 2012, the FNBC CDC purchased various affordable residential real estate properties in the New Orleans area for the purpose of making improvements to these properties and selling the properties. The Company’s cost basis (including the cost of improvements) in these residential real estate properties totaled $10.1 million and $6.9 million at December 31, 2013 and 2012, respectively. During the years ended December 31, 2013, 2012, and 2011, the Company capitalized costs of $5.0 million, $0.9 million, and $1.0 million, respectively.

12. Investments in Tax Credit Entities

Federal NMTC

Investment in Bank Owned CDE

During 2013, FNBC CDE received an allocation of Federal NMTC, totaling $50 million, which will generate $19.5 million in tax credits. During 2012 and 2011, FNBC CDE received allocations of $40 million and $28 million, respectively, which are expected to generate $15.6 million and $10.9 million, respectively in tax credits. First NBC has received $118 million in cummulative awards. The Federal NMTC program is administered by the Community Development Financial Institutions Fund of the U.S. Treasury and is aimed at stimulating economic and community development and job creation in low-income communities. The program provides federal tax credits to investors who make qualified equity investments (QEIs) in a CDE. The CDE is required to invest the proceeds of each QEI in projects located in or benefitting low-income communities, which are generally defined as those census tracts with poverty rates greater than 20% and/or median family incomes that are less than or equal to 80% of the area’s median family income.

The credit provided to the investor totals 39% of each QEI in a CDE and is claimed over a seven-year credit allowance period. In each of the first three years, the investor receives a credit equal to 5% of the total QEI amount invested in the project. For each of the remaining four years, the investor receives a credit equal to 6% of the total QEI amount invested in the project. The Company will be eligible to receive up to $46 million in tax credits over the seven-year credit allowance period, based on the period in which the QEI was made, for its QEI of $118 million. Through December 31, 2013, FNBC CDE has invested in allocations of $118 million, of which $32.6 million of the 2013 award and $22.5 million of the 2012 and 2011 awards was invested by the Company and $62.9 million was invested by other investors and leverage lenders, which include the Company. These investments generated total Federal NMTC of approximately $46.0 million, of which $10.4 million has been recognized by the Company through December 31, 2013 and $35.6 million remains available to be earned over six years beginning in 2014, subject to continuing compliance with applicable regulations. The Federal NMTCs claimed by the Company, with respect to each QEI, remain subject to recapture over each QEI’s credit allowance period upon the occurrence of any of the following:

•	FNBC CDE does not invest substantially all (generally defined as 85%) of the QEI proceeds in qualified low income community investments;

•	FNBC CDE ceases to be a CDE; or

•	FNBC CDE redeems its QEI investment prior to the end of the current credit allowance period.

At December 31, 2013 and December 31, 2012, none of the above recapture events had occurred, nor, in the opinion of management, are such events anticipated to occur in the foreseeable future. As of December 31, 2013, FNBC CDE had total assets of $68.7 million, consisting of cash of $27.9 million, loans of $40.7 million and other assets of $0.1 million, with liabilities of $0.1 million and capital of $68.6 million.

Investments through Non-Bank Owned CDEs

The Company is also a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved Federal NMTC and state projects that are CDEs and that are not associated with FNBC CDE. During 2013, several of these partnerships that the company was a limited partner in converted to a C corporation. The Company’s ownership in the CDEs did not change based on the conversion. These investments are accounted for using the cost method of accounting and are included in investment in tax credit entities in the accompanying consolidated balance sheets. The limited partnerships and C corporations are considered VIEs. The VIEs have not been consolidated because the Company is not considered the primary beneficiary. All of the Company’s investments in Federal NMTC structures are privately held, and their market values are not readily determinable. At December 31, 2013, the Company had $61.2 million invested in state and federal partnerships and C corporations. These investments generated Federal NMTC of approximately $60.6 million, of which $27.2 million had been recognized by the Company through December 31, 2013 and $33.4 million is expected to be recognized in periods after 2013. Based on the structure of these transactions, the Company expects to recover its investment totaling $61.2 million solely through use of the tax credits that were generated by the investments. As such, these amounts will be amortized on a straight-line basis over the period over which the Company holds its investment (approximately seven years). The Company also made loans unrelated to the generation and use of tax credits related to these real estate projects totaling $81.8 million and $64.1 million at December 31, 2013 and December 31, 2012, respectively. These loans are subject to the Company’s normal underwriting criteria and all loans were performing according to their contractual term at December 31, 2013.

Low-Income Housing Tax Credits

The Company is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved Low-Income Housing Tax Credit projects. These investments are accounted for using the cost method of accounting and are included in investments in tax credit entities in the accompanying consolidated balance sheets. The limited partnerships are considered to be VIEs. The VIEs have not been consolidated because the Company is not considered the primary beneficiary. All of the Company’s investments in low-income housing partnerships are evaluated for impairment at the end of each reporting period. At December 31, 2013 and December 31, 2012, the Company had $40.0 million and $25.3 million, respectively, invested in these partnerships which generated Low-Income Housing Tax Credits of approximately $57.0 million. Of that amount, $9.5 million had been recognized through December 31, 2013 and $47.4 million is expected to be recognized in periods beginning in 2014. Based on the structure of these transactions, the Company expects to recover its remaining investments of $40.0 million at December 31, 2013, solely through use of the tax credits that were generated by the investments. As such, this amount will be amortized on a straight-line basis over the period for which the Company maintains its 99.9% interest in the property (approximately 15 years). The Company also made loans unrelated to the generation and use of tax credits related to these real estate projects totaling $42.0 million at December 31, 2013 and December 31, 2012. These loans are subject to the Company’s normal underwriting criteria and all loans were performing according to their contractual terms at December 31, 2013.

Federal Historic Rehabilitation Tax Credits

The Company is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved Historic Tax Credit projects. These investments are accounted for using the cost method of accounting and are included in investments in tax credit entities in the accompanying consolidated balance sheets. The limited partnerships are considered to be VIEs. The VIEs have not been consolidated because the Company is not considered the primary beneficiary. All of the Company’s investments in limited partnerships are evaluated for impairment at the end of each reporting period. At December 31, 2013 and December 31, 2012, the Company had $16.5 million and $7.1 million, respectively, invested in these partnerships. These investments generated Historic Tax Credits of $25.7 million. Of that amount, $17.8 million had been recognized through December 31, 2013 and $7.5 million is expected to be recognized in 2014. The Company did not make any loans related to these real estate projects. Based on the structure of these transactions, the Company expects to recover its investments totaling $16.5 million at December 31, 2013 solely through use of the tax credits that were generated by the investments. As such, these amounts will be amortized on a straight-line basis over the period during which the Company retains its 99.9% interest in the property (approximately 10 years).

13. Variable Interest Entities

During 2013, the Company entered into a loan workout arrangement with a borrower. Due to this workout arrangement, this is considered to be a VIE, whereby the Company is considered the primary beneficiary and must consolidate the VIE. The initial recognition of this VIE relationship was accounted for using acquisition accounting. Under acquisition accounting, the assets and liabilities acquired are accounted for at market and intercompany balances are eliminated. The asset acquired from the debtor, which consisted of a net operating loss, is included in the accompanying consolidated balance sheets.

14. Deposits

Interest-bearing deposits at December 31, 2013 and 2012 consisted of the following (in thousands):

	2013	2012
Savings	$53,779	$45,295
Money market accounts	655,173	410,928
Negotiable order of withdrawal (NOW) accounts	511,620	437,542
Certificates of deposit over $100,000	820,374	698,007
Certificates of deposit under $100,000	398,781	437,218

	$2,439,727	$2,028,990

The certificates of deposit mature as follows as of December 31, 2013 (in thousands):

2014	$550,700
2015	282,427
2016	194,253
2017	74,821
2018	115,839
Thereafter	1,115

$1,219,155

15. Short-Term Borrowings

The following is a summary of short-term borrowings at December 31 (in thousands):

	2013	2012
FNBB	$8,425	$21,800

Total short-term borrowings	$8,425	$21,800

The short-term borrowings at December 31, 2013 and 2012, consisted of federal funds purchased with a maturity of one day and an interest rate of 0.95%, respectively. These borrowings were repaid in January 2014 and 2013, respectively.

The following is a summary of unused lines of credit at December 31 (in thousands):

	2013	2012
FNBB	$30,000	$30,000
JPMorgan Chase	30,000	30,000
FHLB	432,181	338,032
PNC Bank	15,000	15,000
Comerica	20,000	—

Total unused lines of credit	$527,181	$413,032

The FHLB line of credit at December 31, 2013 is subject to a blanket pledge of $655.1 million of real estate loans and a custody pledge of $29.4 million of real estate loans. The FHLB line of credit at December 31, 2012 was subject to a blanket pledge of $481.8 million of real estate loans and a custody pledge of $49.9 million of real estate loans.

16. Long-Term Borrowings

The following is a summary of long-term borrowings at December 31 (in thousands):

	2013	2012
FNBB	$110	$220
Credit Suisse Securities (USA) LLC	55,000	55,000
Comerica	—	20,000

Total long-term borrowings	$55,110	$75,220

Long-term borrowings from FNBB consist of borrowings by the Employee Stock Ownership Trust in order to purchase 50,000 shares of Company stock for $550,000 on December 31, 2009. These borrowings are required to be recorded on the Company’s balance sheet, with an offsetting entry to additional paid-in capital. These borrowings mature on December 22, 2014, and bear interest at a floating rate equal to the Wall Street Journal Prime rate, which was 3.25% at December 31, 2013 and 2012. These borrowings are subject to a pledge of 10,000 and 20,000 shares of the Company stock, owned by the Trust, at December 31, 2013 and 2012, respectively.

Long-term borrowings from Credit Suisse consist of two borrowings by the Company, which are in the legal form of a long-term repurchase agreement. A $15 million borrowing matures on October 19, 2014, and bears interest at a floating rate equal to 2.03% minus the greater of 3-month USD LIBOR less 1.50% or 0%, and was 2.03% at December 31, 2013 and 2012. A $40 million borrowing matures on June 21, 2015, and bears interest at a floating rate equal to 2.83% minus the greater of three-month USD LIBOR less 2.00% or 0%, and was 2.83% at December 31, 2013. These borrowings are subject to a pledge of mortgage-backed securities with a market value of $67.0 million and $73.8 million at December 31, 2013 and 2012, respectively.

During 2013, the long-term borrowings from Comerica were paid.

Principal payments by year on these borrowings are as follows (in thousands):

2014	$15,110
2015	40,000

Total long-term borrowings	$55,110

17. Repurchase Agreements

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature one day after the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The carrying value of the securities pledged as collateral for the repurchase agreements was $92.7 million and $32.7 million at December 31, 2013 and 2012, respectively.

18. Derivative - Interest Rate Swap Agreements

During 2013, the Company entered into a delayed interest rate swap to manage exposure against the variability in the expected future cash flows attributed to changes in the benchmark interest rate on a portion of its variable-rate debt. The Company entered this interest rate swap agreement to convert a portion of its variable- rate debt to a fixed rate, which is a cash flow hedge of a forecasted transaction. The total notional amount of the derivative contract is $150 million. The Company will receive payments from the counterparty at three-month LIBOR and make payments to the counterparty at a fixed rate of 4.165% on the notional amount. The cash flow payments on the derivative begin December 2016 and terminate September 2023.

Also, in 2013, the Company entered into four interest rate swaps to manage exposure against the variability in the expected future cash flows on the designated Prime, Prime plus 1%, Prime plus 1% floored at 5% and Prime plus

1% floored at 5.5% pools of its floating rate loan portfolio. The Company entered into the interest rate swap agreements to hedge the cash flows from these pools of its floating rate loan portfolio, which is expected to offset the variability in the expected future cash flows attributable to the fluctuations in the daily weighted average Wall Street Journal Prime index, which is a cash flow hedge of a forecasted transaction. The notional amount of the contracts are Prime tranche of $30 million, Prime plus 1% tranche of $40 million, Prime plus 1% floored at 5% of $100 million, and Prime plus 1% floored at 5.5% tranche of $80 million for a total notional of $250 million. The Company will receive payments from the counterparty at a fixed rate of interest and pay the counterparty at the Prime rate associated with each tranche on its notional amount. The Prime tranche will receive payments at a fixed rate of 4.70% and pay the counterparty at Prime on the notional amount. The Prime plus 1% tranche will receive payments at a fixed rate of 5.70% and pay the counterparty at Prime plus 1% on the notional amount. The Prime plus 1% floored at 5% tranche will receive payments at a fixed rate of 6.01% and pay the counterparty at Prime plus 1%, floored at 5% on the notional amount. The Prime plus 1% floored at 5.5% tranche will receive payments at a fixed rate of 6.26% and pay the counterparty at Prime plus 1% floored at 5.5% on the notional amount. The cash flow payments on the derivatives began September 2013 and terminate September 2019.

For the year ended December 31, 2013 a loss of $2.8 million (net of income taxes) has been recognized on the prime hedges and delayed interest rate swaps in other comprehensive income. The fair value of the derivative liabilities were $2.0 million for the delayed interest rate swap and $2.3 million for the prime swaps as of December 31, 2013 and have been recognized in other liabilities in the accompanying consolidated balance sheets. No amounts of gains or losses have been reclassified from accumulated comprehensive income nor have any amounts of gains or losses been recognized due to ineffectiveness of a portion of the derivative.

Pursuant to the interest rate swap agreement, described above, the Company pledged collateral to the counterparties in the form of investment securities totaling $9.6 million (with a fair value at December 31, 2013 of $9.6 million), which has been presented gross in the Company’s consolidated balance sheet.

During 2012, as part of its activities to manage interest rate risk due to interest rate movements, the Company entered into a delayed interest rate swap to manage exposure to future interest rate risk through modification of the Company’s net interest sensitivity to levels deemed to be appropriate. The Company entered this interest rate swap agreement to convert a portion of its forecasted variable-rate debt to a fixed rate, which is a cash flow hedge of a forecasted transaction. The notional amount in the derivative contract is $115 million. The Company will receive payments from the counterparty at three-month LIBOR and make payments to the counterparty at a fixed rate on 2.88% on the notional amount. The cash flow payments on the derivative begin January 2015 and terminate January 2022.

Because the swap agreement used to manage interest rate risk has been designated as hedging exposure to variable cash flows of a forecasted transaction, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings or when the hedge is terminated. The ineffective portion of the gain or loss is reported in earnings immediately.

In applying hedge accounting for derivatives the Company establishes a method for assessing the effectiveness of the hedging derivative by utilizing the dollar offset approach and a measurement approach for determining the ineffective aspect of the hedge through the variable cash flows methods upon the inception of the hedge. These methods are consistent with Company’s approach to managing risk.

For interest rate swap agreements that are not designated as hedging instruments, changes in the fair value of the derivatives are recognized in earnings immediately.

For the years ended December 31, 2013 and 2012, respectively, the Company has not reclassified into earnings any gain or loss as a result of the discontinuance of cash flow hedges because it was probable the original forecasted transaction would not occur by the end of the originally specified term.

At December 31, 2013, no amount of the derivative will mature within the next 12 months. The Company does not expect to reclassify any amount from accumulated other comprehensive income into interest income over the next 12 months for derivatives that will be settled.

For the year ended December 31, 2013 a gain of $5.2 million (net of income taxes) has been recognized in other comprehensive income and for the year ended December 31, 2012 a loss of $4.5 million (net of income taxes) has been recognized in other comprehensive income. The fair value of the derivative asset of $1.2 million as of December 31, 2013 has been recognized in other assets in the accompanying consolidated balance sheets. The fair value of the derivative liability of $6.9 million as of December 31, 2012 has been recognized in other liabilities in the accompanying consolidated balance sheets. No amounts of gains or losses have been reclassified from accumulated comprehensive income nor have any amounts of gains or losses been recognized due to ineffectiveness of a portion of the derivative.

Pursuant to the interest rate swap agreement, entered into in 2012, the Company pledged collateral to the counterparties in the form of investment securities totaling $12.7 million (with a fair value at December 31, 2013 of $12.1 million), which has been presented gross in the Company’s balance sheet. There was no collateral posted from the counterparties to the Company as of December 31, 2013.

19. Income Taxes

The income tax benefit on the income from operations for the years ended December 31, 2013, 2012, and 2011 was as follows (in thousands):

	2013	2012	2011
Current tax expense	$186	$—	$—
Deferred tax benefit	(19,937)	(7,565)	(5,407)

Total tax benefit	$(19,751)	$(7,565)	$(5,407)

The amount of taxes in the accompanying consolidated statements of income is different from the expected amount using statutory federal income tax rates primarily due to the effect of various tax credits.

	Year Ended December 31,
	2013	2012	2011
Federal tax expense at statutory rates	$7,406	$7,481	$5,019
Tax credits	(28,421)	(17,100)	(13,142)
Tax credit-basis reduction	2,019	2,767	3,112
Tax-exempt income	(832)	(655)	(509)
Change in deferred rate	—	—	293
Disallowed interest expense	117	99	101
Other	(40)	(157)	(281)

Income tax benefit	$(19,751)	$(7,565)	$(5,407)

As discussed in Note 12, the Company earns Federal NMTC, Historic, and Low-Income Housing tax credits, which reduce the Company’s federal income tax liability or creates a carryforward as applicable.

The components of the Company’s deferred tax assets and liabilities as of December 31 are presented below (in thousands):

	Year Ended December 31,
	2013	2012
Deferred tax assets:
Loan loss reserve	$11,250	$9,397
Tax credit carryforwards	65,216	37,353
NOL carryforward	7,317	4,030
Stock-based compensation	684	436
Deferred compensation	91	91
Securities available for sale	8,880	1,563
Other real estate	250	269
Basis difference in assumed liabilities	338	1,701
Other	373	355

Total deferred tax assets	94,399	55,195
Deferred tax liabilities:
Fixed assets	6,546	5,867
Deferred loan costs	5,157	4,414
Amortizable costs	1,477	1,697
State tax credits	1,155	669
Investments in tax credit entities	28,097	25,789
Other	776	170

Total deferred tax liabilities	43,208	38,606

Net deferred tax assets	$51,191	$16,589

In the opinion of management, no valuation allowance was required for the net deferred tax assets at December 31, 2013 as the amounts will more likely than not be realized as reductions of future taxable income.

As of December 31, 2013, the Company’s net operating loss (NOL) carryforwards were $20.9 million with an expiration date of December 2035.

As of December 31, 2013, the Company’s tax credit carryforwards were $65.2 million with expiration dates beginning December 2029 through December 2033.

The Company recognized $14.2 million, $11.4 million, and $7.9 million in Federal NMTC in its consolidated income tax provision for the years ended December 31, 2013, 2012, and 2011, respectively. The Company recognized $3.7 million, $2.5 million, and $2.8 million in Low-Income Housing Tax Credits in its consolidated income tax provision for the years ended December 31, 2013, 2012, and 2011, respectively. The Company recognized $10.5 million, $3.2 million and $2.2 million in Historic Tax Credits in its consolidated income tax provision for the years ended December 31, 2013, 2012, and 2011, respectively.

20. Shareholders’ Equity

Senior Preferred Stock

During 2013 and 2012, the holder of the Company’s convertible perpetual preferred stock Series C converted 551,858 shares and 763,378 shares, respectively, into shares of the Company’s $1 par common stock. In 2011, the Company sold approximately $20.6 million of convertible perpetual preferred stock Series C. At December 31, 2013, the Series C preferred stock had an aggregate liquidation preference of approximately $20.6 million and qualified as Tier 1 regulatory capital. Each share of Series C preferred stock is convertible at the option of the holder, except in certain circumstances when regulatory approval is necessary, into one share of common stock. The Series C preferred stock ranks pari passu with the common stock with respect to the payment of dividends. The contingency on the Series C preferred stock was in effect at December 31, 2013 and 2012, respectively.

During 2011, the Company sold approximately $37.9 million of senior noncumulative perpetual preferred stock, Series D to the Treasury, pursuant to the Small Business Lending Fund program. At December 31, 2013, the Series D preferred stock had an aggregate liquidation preference of approximately $37.9 million and qualified as Tier 1 regulatory capital.

The terms of the Series D preferred stock provide for payment of noncumulative dividends on a quarterly basis beginning October 3, 2011. The dividend rate, as a percentage of the liquidation amount, fluctuates, while the Series D preferred stock is outstanding based upon changes in the level of qualified small business lending (QSBL) by the Company from its average level of QSBL at each of the four quarter-ends leading up to June 30, 2010 (Baseline), as follows:

Dividend Period		Annualized
Beginning	Ending	Dividend Rate
August 4, 2011	September 30, 2011	1.535%
October 1, 2011	December 31, 2011	1.000%
January 1, 2012	March 31, 2012	1.000%
April 1, 2012	June 30, 2012	1.000%
July 1, 2012	December 31, 2013	1.000% to 5.000%
January 1, 2014	February 3, 2016	1.000% to 7.000%
February 4, 2016	Redemption	9.000%

As long as shares of Series D preferred stock remain outstanding, the Company may not pay dividends to common shareholders (nor may the Company repurchase or redeem any shares of common stock) during any quarter in which the Company fails to declare and pay dividends on the Series D preferred stock and for the next three quarters following such failure. In addition, under the terms of the Series D preferred stock, the Company may only declare and pay dividends on common stock (or repurchase shares of common stock) if, after payment of such dividend, the dollar amount of Tier 1 capital would be at least 90% of Tier 1 capital as of August 4, 2011, excluding charge-offs and redemptions of the Series D preferred stock (Tier 1 dividend threshold). Beginning January 1, 2014, the Tier 1 dividend threshold is subject to reduction based upon the extent by which, if at all, the QSBL at September 30, 2013, has increased over the Baseline. During 2013, the Company was notified that its dividend rate would be 1% from January 1, 2014 until February 3, 2016 because the Company satisfied the lending baseline at September 30, 2013.

The Company may redeem the Series D preferred stock at any time at the Company’s option, at a redemption price of 100% of the liquidation amount plus accrued but unpaid dividends, subject to the approval of the Company’s primary federal regulatory agency.

21. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income and changes in those components are presented in the following table (in thousands):

	Cash Flow Hedge	Transfers of Available for Sale Securities to Held to Maturity	Available for Sale Securities	Total
Balance at January 1, 2013	$(4,455)	$—	$1,529	$(2,926)

Other comprehensive income before income taxes:
Net change in unrealized gain (loss)	3,694	—	(18,576)	(14,882)
Transfer of net unrealized loss from available for sale to held to maturity, net of cumulative tax effect	—	(5,919)	—	(5,919)
Reclassification of net gains realized and included in earnings	—	—	(316)	(316)
Amortization of unrealized net loss on securities	—	211	—	211
Income tax expense (benefit)	1,293	(1,998)	(6,612)	(7,317)

Balance at December 31, 2013	$(2,054)	$(3,710)	$(10,751)	$(16,515)

Balance at January 1, 2012	$—	$—	$1,795	$1,795

Other comprehensive income before income taxes:
Net change in unrealized (loss) gain	(6,854)	—	3,956	(2,898)
Reclassification of net gains realized and included in earnings	—	—	(4,324)	(4,324)
Income tax (benefit)	(2,399)	—	(102)	(2,501)

Balance at December 31, 2012	$(4,455)	$—	$1,529	$(2,926)

Balance at January 1, 2011	$—	$—	$(1,062)	$(1,062)

Other comprehensive income before income taxes:
Net change in unrealized gain	—	—	4,814	4,814
Reclassification of net gains realized and included in earnings	—	—	(485)	(485)
Income tax expense	—	—	1,472	1,472

Balance at December 31, 2011	$—	$—	$1,795	$1,795

22. Capital Requirements and Other Regulatory Matters

Regulatory Capital Requirements

The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the accompanying consolidated financial statements of the Company and the Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and to maintain minimum amounts and ratios of Tier 1 capital to average assets. Management believes, as of December 31, 2013 and 2012, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2013, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. At December 31, 2013 and 2012, management believes the Bank has met the ratios for being considered well-capitalized. The Company and the Bank’s actual capital amounts and ratios as of December 31 were as follows (in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013
Tier 1 leverage capital:
First NBC Bank Holding Company	$375,355	11.76%	$127,625	4.00%	NA	NA
First NBC Bank	349,104	10.96%	127,435	4.00%	$159,294	5.00%

Tier 1 risk-based capital:
First NBC Bank Holding Company	375,355	13.26%	113,254	4.00%	NA	NA
First NBC Bank	349,104	12.34%	113,170	4.00%	$169,755	6.00%

Total risk-based capital:
First NBC Bank Holding Company	407,648	14.40%	226,508	8.00%	NA	NA
First NBC Bank	381,396	13.48%	226,340	8.00%	$282,924	10.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012
Tier 1 leverage capital:
First NBC Bank Holding Company	$243,791	9.04%	$107,814	4.00%	NA	NA
First NBC Bank	256,848	9.91%	103,704	4.00%	$129,630	5.00%

Tier 1 risk-based capital:
First NBC Bank Holding Company	243,791	11.26%	86,592	4.00%	NA	NA
First NBC Bank	256,848	11.88%	86,457	4.00%	$129,686	6.00%

Total risk-based capital:
First NBC Bank Holding Company	270,810	12.51%	173,184	8.00%	NA	NA
First NBC Bank	283,867	13.13%	172,914	8.00%	$216,143	10.00%

23. Warrants

In connection with their financing of the start-up activities of the Company, the organizing shareholders of the Company received warrants for 162,500 shares of common stock with an exercise price of $10 per share. The warrants are exercisable immediately and have an expiration date of 10 years. No charge was made to income in connection with the warrants. During 2013, 37,500 shares of the organizing shareholders of the Company’s warrants were exercised. As of December 31, 2013, a total of 125,000 organizer warrants remained outstanding. In connection with the acquisition of Dryades Bancorp, Inc. in 2010, the Company issued 87,509 warrants at $19.50 per share, 9,633 shares of these warrants were exercised during 2013, and 77,426 remained outstanding as of December 31, 2013.

24. Stock-Based Compensation

The Company has various types of stock-based compensation plans. These plans are administered by the Compensation and Human Resources Committee of the Board of Directors, which selects persons eligible to receive awards and approves the number of shares and/or options subject to each award, the terms, conditions, and other provisions of the awards.

Restricted Stock

The Company issues restricted stock under the 2006 Plan for certain officers and directors. The 2006 Plan authorized the issuance of restricted stock. The plan allows for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The fair value of the restricted stock shares awarded under the plan is recorded as unearned share-based compensation, a contra-equity account. The unearned compensation related to these awards is amortized over the vesting period (generally 5 years). The total share-based compensation expense related to the awards is determined based upon an independent valuation of the restricted stock as of the grant date applied to the total number of shares granted and is amortized over the vesting period. There were 25,667 shares of restricted stock vested as of December 31, 2013. There was no unearned share-based compensation associated with these awards as of December 31, 2013. There were no restricted shares issued during 2013 and 2012, respectively.

There was no compensation expense that was included in salaries and benefits expense in the accompanying consolidated statements of income for the years ended December 31, 2013 and 2012, respectively. There was $0.3 million in compensation expense that was included in salaries and benefits expense in the accompanying consolidated statements of income for the year ended December 31, 2011.

Stock Options

The Company issues stock options to directors, officers, and other key employees. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant and the maximum option term cannot exceed ten years. The stock options granted were issued with vesting periods ranging from three to four years. At December 31, 2013, there were 0.3 million shares available for future issuance of option or restricted stock awards under approved compensation plans.

For the years ended December 31, 2013, 2012 and 2011, total stock option compensation expense that is included in salaries and employee benefits expense was $0.7 million, $0.5 million and $0.3 million, respectively. The related income tax benefit in the accompanying consolidated statements of income was $0.2 million, $0.2 million and $0.1 million, respectively.

The Company uses the Black-Scholes option pricing model to estimate the fair value of the stock options awards. The following weighted-average assumptions were used for option awards granted during the years ended December 31 of the periods indicated:

	2013	2012	2011
Expected dividend yield	0.00%	0.00%	0.00%
Weighted-average expected volatility	36.68%	35.33%	31.50%
Weighted-average risk-free interest rate	1.73%	1.25%	2.87%
Expected option term (in years)	6.0	6.3	6.0
Contractual term (in years)	10	10	10
Weighted-average grant date fair value	$5.22	$5.49	$4.33

The assumptions above were based on multiple factors, primarily the historical stock option patterns of a group of publicly traded peer banks based in the southeastern United States.

At December 31, 2013, there was $1.8 million in unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 2 years.

The following table represents the activity related to stock options during the periods indicated.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Options outstanding, December 31, 2010	215,000	$10.04
Granted	229,657	12.25
Exercised	—	—
Forfeited or expired	(999)	12.23

Options outstanding, December 31, 2011	443,658	11.11
Granted	378,692	14.69
Exercised	—	—
Forfeited or expired	(13,333)	14.43

Options outstanding, December 31, 2012	809,017	11.81
Granted	139,650	16.16
Exercised	(76,966)	10.39
Forfeited or expired	(16,600)	15.16

Options outstanding, December 31, 2013	855,101	$13.48	7.0

Options exercisable, December 31, 2011	270,599	$10.53
Options exercisable, December 31, 2012	289,444	$10.60
Options exercisable, December 31, 2013	374,535	$11.94	6.0

The following table presents weighted-average remaining life as of December 31, 2013 for options outstanding within the stated exercise prices:

	Options Outstanding			Options Exercisable
Exercise Price Range Per Share	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Life (Years)	Number of Shares	Weighted- Average Exercise Price
$10.00-$12.70	368,181	$11.35	5.0	292,074	$11.11
$14.20-$14.88	351,870	14.68	8.0	82,461	14.88
$15.88-$23.68	135,050	16.17	9.0	—	—

Total Options	855,101	$13.48	7.0	374,535	$11.94

At December 31, 2013, the aggregate intrinsic value of shares underlying outstanding stock options and underlying exercisable stock options was $16.1 million and $7.6 million. Total intrinsic value of options exercised was $1.2 million for the year ended December 31, 2013. There were no options exercised during the years ended December 31, 2012 and 2011, respectively.

25. Financial Instruments With Off-Balance-Sheet Risk

The Company is a party to various financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit, which are recorded when they are funded. Such commitments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the accompanying consolidated financial statements.

At December 31, 2013 and 2012, the Company had made various commitments to extend credit of $375.2 million and $348.6 million, respectively. The Company’s management does not anticipate any material loss as a result of these transactions.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary upon extension of credit, is based on management’s credit evaluation of the counterparty.

Standby letters of credit represent commitments by the Company to meet the obligations of certain customers, if called upon. These financial instruments are considered guarantees in accordance with ASC 460. Outstanding standby letters of credit as of December 31, 2013 were $106.5 million and expire between 2014 and 2040. Outstanding standby letters of credit as of December 31, 2012, were $92.2 million and expire between 2013 and 2040. Net unamortized fees related to letters of credit origination were $0.2 million and $54,000 in 2013 and 2012, respectively. Net unamortized costs related to letters of credit origination were $0.3 million and $0.4 million in 2013 and 2012, respectively.

26. Commitments and Contingencies

The Company leases certain branch offices through noncancelable operating leases with terms that range from one to 30 years, with renewal options thereafter. Certain leases have escalation clauses and renewal options ranging from one to 59 years. Rent expense was approximately $3.4 million for the years ended December 31, 2013 and 2012, respectively, and $2.7 million for the year ended December 31, 2011.

At December 31, 2013, the minimum annual rental payments to be made under the noncancelable leases are as follows (in thousands):

Year ending December 31:
2014	$3,119
2015	2,993
2016	3,011
2017	3,018
2018	2,697
Thereafter	41,259

$56,097

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

The following is a summary of the total notional amount of loan commitments and standby letters of credit outstanding at December 31, 2013 and 2012 (in thousands):

	2013	2012
Standby letters of credit	$106,467	$92,274
Unused loan commitments	268,760	256,294

	$375,227	$348,568

27. Related-Party Transactions

In the ordinary course of business, the Company makes loans to and holds deposits for directors and executive officers of the Company and their associates.

The amounts of such related-party loans were $47.8 million and $66.6 million at December 31, 2013 and 2012, respectively. During 2013, $36.4 million in related-party loans were funded and $55.2 million were repaid. None of the related-party loans were classified as nonaccrual, past due, restructured, or potential problem loans at December 31, 2013 or 2012. The amounts of such related-party deposits were $17.9 million and $16.1 million at December 31, 2013 and 2012, respectively.

The Company leases a building from a partnership that is owned by two directors of the Company. The Company paid approximately $0.2 million in rent expense related to this lease for the years ended December 31, 2013, 2012, and 2011. The lease also includes options for multiple five-year term extensions beyond the original lease expiration of October 2004, provided there were no defaults of material lease provisions by the lessee. The Company exercised an option to extend the lease for an additional five years in October 2009.

28. Employee Benefits

401(k) Profit-Sharing Plan

The Company participates in a contributory retirement and savings plan (the Plan), which covers substantially all employees and meets the requirements of Section 401(k) of the Internal Revenue Code. Employer contributions to the Plan are based on the participants’ contributions, with an additional discretionary contribution as determined by the Board of Directors. Company contributions under the Plan were approximately $1.0 million, $0.9 million, and $0.4 million for the years ended December 31, 2013, 2012, and 2011, respectively. The Company pays all expenses associated with the Plan.

Employee Stock Ownership Plan

The Company Sponsors an employee stock ownership plan (ESOP), which holds 50,000 shares of Company stock, subject to indebtedness utilized to purchase the shares in 2009. The leveraged ESOP allocates shares annually to eligible employee participants pro rata based on compensation. All participants vest in the annual allocations at 20% per year. The Company recognized compensation expense with respect to the ESOP of $0.2 million for the years ended December 31, 2013 and 2012, respectively, and $0.1 million for the year ended December 31, 2011. The Company pays all expenses associated with the ESOP.

29. Fair Value of Financial Instruments

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

Securities are classified within Level 1 when quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using pricing models or quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Examples include certain available for sale securities. The Company’s investment portfolio did not include Level 3 securities as of December 31, 2013 and December 31, 2012.

The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy, based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

		December 31, 2013
		Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities	$277,719	$—	$277,719	$—
Derivative instruments	1,157	—	1,157	$—

Total	$278,876	$—	$278,876	$—

Liabilities
Derivative instruments	$4,317	$—	$4,317	$—

		December 31, 2012
		Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities	$405,355	$—	$405,355	$—

Liabilities
Derivative instruments	$6,854	$—	$6,854	$—

The Company has segregated all financial assets and liabilities that are measured at fair value on a nonrecurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

		December 31, 2013
		Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Loans	$9,782	$—	$—	$9,782
OREO	2,390	—	—	2,390

	$12,172	$—	$—	$12,172

		December 31, 2012
		Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Loans	$21,313	$—	$—	$21,313
OREO	5,434	—	—	5,434

	$26,747	$—	$—	$26,747

In accordance with ASC Topic 310, the Company records loans and other real estate considered impaired at the lower of cost or fair value. Impaired loans, recorded at fair value, are Level 3 assets measured using appraisals from external parties of the collateral, less any prior liens primarily using the market or income approach.

The Company did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis during the years ended December 31, 2013 and December 31, 2012.

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

Investment in Short-Term Receivables

The carrying amounts of these short-term receivables approximate their fair values.

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

The estimated fair values of the Company’s financial instruments were as follows as of the dates indicated (in thousands):

	Fair Value Measurements at December 31, 2013
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$28,140	$28,140	$28,140	$—	$—
Short-term investments	3,502	3,502	3,502	—	—
Investment in short-term receivables	246,817	246,817	246,817
Investment securities available for sale	277,719	277,719	—	277,719	—
Investment securities held to maturity	94,904	90,966		90,966
Loans and loans held for sale	2,364,354	2,344,475	—	—	2,344,475
Cash surrender value of bank-owned life insurance	26,187	26,187	—	26,187	—
Derivative instruments	1,157	1,157	—	1,157	—
Financial Liabilities:
Deposits, noninterest-bearing	291,080	291,080	—	291,080	—
Deposits, interest-bearing	2,439,727	2,380,985	—	—	2,380,985
Short-term borrowings and repurchase agreements	84,382	84,382	—	84,382	—
Long-term borrowings	55,110	55,616	—	—	55,616
Derivative instruments	4,317	4,317	—	4,317	—

	Fair Value Measurements at December 31, 2012
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$26,471	$26,471	$26,471	$—	$—
Short-term investments	9,541	9,541	9,541	—	—
Investment in short-term receivables	81,044	81,044	81,044
Investment securities available for sale	405,355	405,355	—	405,355	—
Loans and loans held for sale	1,948,077	1,939,622	—	—	1,939,622
Cash surrender value of bank-owned life insurance	25,506	25,506	—	25,506	—
Financial Liabilities:
Deposits, noninterest-bearing	239,538	239,538	—	239,538	—
Deposits, interest-bearing	2,028,990	2,035,696	—	—	2,035,696
Short-term borrowings and repurchase agreements	58,087	58,087	—	58,087	—
Long-term borrowings	75,220	77,870	—	—	77,870
Derivative instruments	6,854	6,854	—	6,854	—

30. Parent Company Only Financial Statements

Financial statements of First NBC Bank Holding Company (parent company only) are shown below. The parent company has no significant operating activities.

Balance Sheets

	December 31,
(in thousands)	2013	2012
Assets
Cash and due from banks	$23,990	$3,709
Goodwill	841	841
Investments in subsidiaries	355,068	260,618
Other assets	2,123	3,157

Total assets	$382,022	$268,325

Liabilities and shareholders’ equity
Long-term borrowings	$110	$20,220
Other liabilities	53	4

Total liabilities	163	20,224

Total shareholders’ equity	381,859	248,101

Total liabilities and shareholders’ equity	$382,022	$268,325

Statements of Income

	Year Ended December 31,
(in thousands)	2013	2012	2011
Operating income
Interest income	$—	$—	$—
Dividend from bank subsidary	2,000	—	—

Total operating income	2,000	—	—
Operating expense
Interest expense	424	11	14
Other expense	856	431	188

Total operating expense	1,280	442	202
Income (loss) before income tax benefit and increase in equity in undistributed earnings of subsidiaries	720	(442)	(202)
Income tax benefit	(448)	(155)	(71)

Income (loss) before equity in undistributed earnings of subsidiaries	1,168	(287)	(131)
Equity in undistributed earnings of subsidiaries	39,743	29,227	19,571

Net income	40,911	28,940	19,440
Preferred stock dividends and discount accretion	(347)	(510)	(1,372)

Income available to common shareholders	$40,564	$28,430	$18,068

Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2013	2012	2011
Operating activities
Net income	$40,911	$28,940	$19,440
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net income of subsidiaries	(39,743)	(29,227)	(19,571)
Deferred tax benefit	(448)	(155)	(71)
Stock compensation	1,155	97	715
Changes in operating assets and liabilities:
Change in other assets	1,481	(1,989)	(762)
Change in other liabilities	50	—	3

Net cash provided by (used in) operating activities	3,406	(2,334)	(246)

Investing activities
Capital contributed to subsidiary, net	(67,000)	(16,600)	(67,508)

Net cash used in investing activities	(67,000)	(16,600)	(67,508)

Financing activities
Proceeds from long-term borrowings	—	20,000	—
Repayment of borrowings	(20,110)	(110)	(110)
Repayment of preferred stock	—	—	(18,685)
Proceeds from sale of preferred stock, net of offering costs	—	—	58,518
Proceeds from sale of common stock, net of offering costs	104,332	1,420	30,430
Dividends paid	(347)	(510)	(792)

Net cash provided by financing activities	83,875	20,800	69,361
Net change in cash, due from banks, and short-term investments	20,281	1,866	1,607
Cash, due from banks, and short-term investments at beginning of period	3,709	1,843	236

Cash, due from banks, and short-term investments at end of period	$23,990	$3,709	$1,843

31. Consolidated Quarterly Results of Operations (Unaudited)

(dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2013
Total interest income	$28,580	$29,034	$31,973	$34,437
Total interest expense	8,893	9,779	10,150	10,326

Net interest income	19,687	19,255	21,823	24,111
Provision for loan losses	2,600	2,400	2,400	2,400

Net interest income after provision for loan losses	17,087	16,855	19,423	21,711
Noninterest income	2,817	2,738	2,461	5,400
Noninterest expense	15,633	15,185	17,092	19,422

Income before income taxes	4,271	4,408	4,792	7,689
Income tax benefit	(4,013)	(4,198)	(5,673)	(5,867)

Net income	8,284	8,606	10,465	13,556
Less net income attributable to noncontrolling interest	—	—	—	—

Net income attributable to Company	8,284	8,606	10,465	13,556
Less preferred stock dividends	(95)	(95)	(62)	(95)

Income available to common shareholders	$8,189	$8,511	$10,403	$13,461

Earnings per common share-basic	$0.59	$0.51	$0.55	$0.71
Earnings per common share-diluted	$0.58	$0.49	$0.54	$0.69

(dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2012
Total interest income	$25,355	$25,781	$26,927	$28,394
Total interest expense	7,338	7,742	7,935	8,651

Net interest income	18,017	18,039	18,992	19,743
Provision for loan losses	2,635	1,800	1,800	4,800

Net interest income after provision for loan losses	15,382	16,239	17,192	14,943
Noninterest income	2,853	3,968	1,558	4,757
Noninterest expense	13,738	13,863	13,586	13,820

Income before income taxes	4,497	6,344	5,164	5,880
Income tax (benefit) expense(1)	(1,926)	(2,952)	(3,130)	443

Net income	6,423	9,296	8,294	5,437
Less net income attributable to noncontrolling interest	(118)	—	(17)	(375)

Net income attributable to Company	6,305	9,296	8,277	5,062
Less preferred stock dividends	(95)	(94)	(226)	(95)

Income available to common shareholders	$6,210	$9,202	$8,051	$4,967

Earnings per common share-basic	$0.45	$0.66	$0.58	$0.36
Earnings per common share-diluted	$0.44	$0.65	$0.57	$0.35

(1)	For the fourth quarter of 2012, the income tax expense was due to an adjustment for actual income tax expense (benefit) for the year ended 2012 due to a reduction in the number of tax credit projects that actually were funded and closed compared to the previous estimate.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclsoures.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.	Other Information.

None.

Part III.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item can be found in our 2014 Proxy Statement under the captions “Item One – Election of Directors,” “Corporate Governance and Board Matters” and “Section 16(a) Beneficial Ownership and Compliance.” That information is incorporated into this item by reference.

Item 11.	Executive Compensation.

The information required by this item can be found in our 2014 Proxy Statement under the captions “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.” That information is incorporated into this item by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this item can be found in our 2014 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.” That information is incorporated into this item by reference.

Item 13.	Certain Relationships and Related Transactions, and Directors Independence.

The information required by this item can be found in our 2014 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Corporate Governance Principles and Board Matters-Director Independence” in the Proxy Statement. This information is incorporated into this item by reference.

Item 14.	Principal Accounting Fees and Services.

The information required herein is incorporated by reference to the Proxy Statement.

Part IV.

Item 15.	Exhibits and Financial Statement Schedules.

(a) Documents Filed as Part of this Report.

(1)	The following financial statements are incorporated by reference from Item 8 hereof:

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Income for the Years Ended December 31, 2013, 2012, and 2011

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012, and 2011

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2013, 2012, and 2011

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012, and 2011 Notes to Consolidated Financial Statements

(2)	All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Description	Location
2.1	Purchase and Assumption Agreement, dated as of November 18, 2011, among the Federal Deposit Insurance Corporation, as Receiver of Central Progressive Bank, First NBC Bank, and the Federal Deposit Insurance Corporation*	Exhibit 2.1 to the Registration Statement on Form S-1 of the Company filed April 8, 2013

3.1	Restated Articles of Incorporation	Exhibit 3.1 to the Registration Statement on Form S-1/A of the Company filed April 30, 2013

3.2	Amended and Restated Bylaws	Exhibit 3.2 to the Registration Statement on Form S-1/A of the Company filed May 7, 2013

4.1	Specimen common stock certificate	Exhibit 4.1 to the Registration Statement on Form S-1/A of the Company filed April 30, 2013

10.1	First NBC Bank Holding Company Stock Incentive Plan (“2006 Plan”)	Exhibit 10.1 to the Registration Statement on Form S-1 of the Company filed April 8, 2013

10.2	Amendment No. 1 to 2006 Plan	Exhibit 10.2 to the Registration Statement on Form S-1 of the Company filed April 8, 2013

10.3	Addendum (Directors’ Shares) to 2006 Plan	Exhibit 10.3 to the Registration Statement on Form S-1 of the Company filed April 8, 2013

10.4	2012 Amendment to 2006 Plan	Exhibit 10.4 to the Registration Statement on Form S-1 of the Company filed April 8, 2013

10.5	Form of Stock Option Award Agreement under 2006 Plan	Exhibit 10.5 to the Registration Statement on Form S-1 of the Company filed April 8, 2013

10.6	Form of Restricted Stock Award Agreement under 2006 Plan	Exhibit 10.6 to the Registration Statement on Form S-1 of the Company filed April 8, 2013

10.7	Form of Warrant Agreement relating to warrants issued to organizers of First NBC Bank	Exhibit 10.7 to the Registration Statement on Form S-1 of the Company filed April 8, 2013

10.8	Form of Warrant Agreement relating to warrants issued to shareholders of Dryades Bancorp, Inc.	Exhibit 10.8 to the Registration Statement on Form S-1 of the Company filed April 8, 2013

10.9	Securities Purchase Agreement, dated as of September 30, 2010, by and among First NBC Bank Holding Company and each of Banc Fund VII L.P. and Banc Fund VIII L.P.*	Exhibit 10.9 to the Registration Statement on Form S-1 of the Company filed April 8, 2013

Exhibit Number	Description	Location
10.10	Securities Purchase Agreement, dated as of October 1, 2010, by and among First NBC Bank Holding Company and each of Ithan Creek Master Investment Partnership (Cayman) II, L.P.; Bay Pond Partners, L.P.; Bay Pond Investors (Bermuda) L.P.; Ithan Creek Master Investors (Cayman) L.P.; Wolf Creek Partners L.P.; and Wolf Creek Investors (Bermuda) L.P.*	Exhibit 10.10 to the Registration Statement on Form S-1 of the Company filed April 8, 2013

10.11	Securities Purchase Agreement, dated as of June 29, 2011, by and between First NBC Bank Holding Company and Castle Creek Capital Partners IV, L.P.*	Exhibit 10.12 to the Registration Statement on Form S-1 of the Company filed April 8, 2013

10.12	VCOC Letter Agreement, dated November 8, 2011, by and between First NBC Bank Holding Company and Castle Creek Capital Partners IV, L.P.*	Exhibit 10.13 to the Registration Statement on Form S-1 of the Company filed April 8, 2013

10.13	Securities Purchase Agreement, dated as of August 4, 2011, by and between the Secretary of the Treasury and First NBC Bank Holding Company, in connection with First NBC Bank Holding Company’s participation in the U.S. Treasury’s Small Business Lending Fund program*	Exhibit 10.14 to the Registration Statement on Form S-1 of the Company filed April 8, 2013

10.14	Letter Agreement, dated September 27, 2011, by and among First NBC Bank Holding Company, Investure Evergreen Fund, LP – 2011 Special Term Tranche, and Blue Pine Crescent Limited Partnership	Exhibit 10.16 to the Registration Statement on Form S-1 of the Company filed April 8, 2013

10.15	First NBC Bank Holding Company Deferred Compensation Plan, Effective June 30, 2012	Exhibit 10.17 to the Registration Statement on Form S-1 of the Company filed April 8, 2013

21.1	Subsidiaries of First NBC Bank Holding Company	Filed herewith

23.1	Consent of Ernst & Young LLP	Filed herewith

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit Number	Description	Location
32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS+	XBRL Instance Document	Filed herewith

101.SCH+	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF+	XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith

*	Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedules or similar attachment to the SEC upon request.

+	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First NBC Bank Holding Company

Date: March 31, 2014	By:	/s/ Ashton J. Ryan, Jr.
Ashton J. Ryan, Jr.
President and Chief Executive Officer
Principal Executive Officer

Date: March 31, 2014	By:	/s/ Mary Beth Verdigets
Mary Beth Verdigets
Executive Vice President and Chief Financial Officer
Principal Financial and Accounting Officer

Date: March 31, 2014	By:	/s/ William Carrouche
William Carrouche
Director

Date: March 31, 2014	By:	/s/ John F. French
John F. French
Director

Date: March 31, 2014	By:	/s/ Leander J. Foley, III
Leander J. Foley, III
Director

Date: March 31, 2014	By:	/s/ Leon L. Giorgio, Jr.
Leon L. Giorgio, Jr.
Director

Date: March 31, 2014	By:	/s/ Shivan Govindan
Shivan Govindan
Director

Date: March 31, 2014	By:	/s/ L. Blake Jones
L. Blake Jones
Director

Date: March 31, 2014	By:	/s/ Louis V. Lauricella
Louis V. Lauricella
Director

Date: March 31, 2014	By:	/s/ Mark G. Merlo
Mark G. Merlo
Director

Date: March 31, 2014	By:	/s/ Dr. Charles C. Teamer
Dr. Charles C. Teamer
Director

Date: March 31, 2014	By:	/s/ Joseph F. Toomy
Joseph F. Toomy
Director