Form 10-Q
period 2014-03-31
First NBC Bank Holding Co
filed 2014-05-15
CIK 1496631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 1, 2014, the registrant had 18,521,831 shares of common stock, par value $1.00 per share, outstanding.

FIRST NBC BANK HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In thousands)	March 31, 2014	December 31, 2013
Assets
Cash and due from banks	$57,417	$28,140
Short-term investments	63,872	3,502
Investment in short-term receivables	237,656	246,817
Investment securities available for sale, at fair value	271,166	277,719
Investment securities held to maturity	94,167	94,904
Mortgage loans held for sale	5,328	6,577
Loans, net of allowance for loan losses of $34,465 and $32,143, respectively	2,436,498	2,325,634
Bank premises and equipment, net	51,981	51,174
Accrued interest receivable	11,152	10,994
Goodwill and other intangible assets	8,283	8,433
Investment in real estate properties	10,838	10,147
Investment in tax credit entities	121,389	117,684
Cash surrender value of bank-owned life insurance	26,345	26,187
Other real estate	4,060	3,733
Deferred tax asset	56,297	51,191
Other assets	25,843	23,781

Total assets	$3,482,292	$3,286,617

Liabilities and equity
Deposits:
Noninterest-bearing	$330,395	$291,080
Interest-bearing	2,559,041	2,439,727

Total deposits	2,889,436	2,730,807
Short-term borrowings	—	8,425
Repurchase agreements	106,806	75,957
Long-term borrowings	55,110	55,110
Accrued interest payable	6,777	6,682
Other liabilities	28,774	27,777

Total liabilities	3,086,903	2,904,758
Shareholders’ equity:
Preferred stock
Convertible preferred stock Series C – no par value; 1,680,219 shares authorized; 364,983 shares issued and outstanding at March 31, 2014 and December 31, 2013	4,471	4,471
Preferred stock Series D – no par value; 37,935 shares authorized, issued and outstanding at March 31, 2014 and December 31, 2013	37,935	37,935
Common stock- par value $1 per share; 100,000,000 shares authorized; 18,521,831 shares issued and outstanding at March 31, 2014 and 18,514,271 shares issued and outstanding at December 31, 2013	18,522	18,514
Additional paid-in capital	237,521	237,063
Accumulated earnings	113,122	100,389
Accumulated other comprehensive loss, net	(16,184)	(16,515)

Total shareholders’ equity	395,387	381,857
Noncontrolling interest	2	2

Total equity	395,389	381,859

Total liabilities and equity	$3,482,292	$3,286,617

See accompanying notes.

FIRST NBC BANK HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended
	March 31,
(In thousands, except per share data)	2014	2013
Interest income:
Loans, including fees	$31,099	$26,195
Investment securities	2,352	1,631
Investment in short-term receivables	1,695	737
Short-term investments	15	17

	35,161	28,580
Interest expense:
Deposits	9,659	8,193
Borrowings and securities sold under repurchase agreements	654	700

	10,313	8,893

Net interest income	24,848	19,687
Provision for loan losses	3,000	2,600

Net interest income after provision for loan losses	21,848	17,087
Noninterest income:
Service charges on deposit accounts	559	498
Investment securities gain, net	—	306
Gain on assests sold, net	75	163
Gain on sale of loans, net	—	223
Cash surrender value income on bank-owned life insurance	159	178
Income from sales of state tax credits	1,033	455
Community Development Entity fees earned	679	353
ATM fee income	473	439
Other	381	212

	3,359	2,827

Noninterest expense:
Salaries and employee benefits	5,397	5,607
Occupancy and equipment expenses	2,584	2,529
Professional fees	1,899	1,416
Taxes, licenses and FDIC assessments	1,199	1,058
Tax credit investment amortization	2,827	1,788
Write-down of foreclosed assets	166	51
Data processing	1,098	1,048
Advertising and marketing	578	457
Other	1,589	1,689

	17,337	15,643

Income before income taxes	7,870	4,271
Income tax (benefit) expense	(4,958)	(4,013)

Net income	12,828	8,284
Less net income attributable to noncontrolling interests	—	—

Net income attributable to Company	12,828	8,284
Less preferred stock dividends	(95)	(95)
Less earnings allocated to participating securities	(246)	(538)

Income available to common shareholders	$12,487	$7,651

Earnings per common share – basic	$0.68	$0.59

Earnings per common share – diluted	$0.66	$0.58

See accompanying notes.

FIRST NBC BANK HOLDING COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended
	March 31,
(In thousands)	2014	2013
Net income	$12,828	$8,284

Other comprehensive income (loss):
Fair value of derivative instruments, designated as cash flow hedges:
Change in fair value of derivative instruments designated as cash flow hedges during the period, before tax	(5,106)	1,154
Unrealized gains (loss) on investment securities:
Unrealized gains (loss) on investment securities arising during the period	5,511	(2,083)
Less: reclassification adjustment for gains included in net income	—	(306)
Amortization of unrealized net loss on securities transferred from available for sale to held to maturity	104	—

Unrealized gains (loss) on investment securities, before tax	5,615	(2,389)

Other comprehensive income (loss), before taxes	509	(1,235)
Income tax expense (benefit) related to items of other comprehensive income (loss)	178	(432)

Other comprehensive income (loss), net of tax	331	(803)

Comprehensive income	13,159	7,481

Comprehensive income attributable to preferred shareholders	(95)	(95)
Comprehensive income attributable to participating securities	(246)	(538)

Comprehensive income available to common shareholders	$12,818	$6,848

See accompanying notes.

FIRST NBC BANK HOLDING COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands)	Preferred Stock Series C	Preferred Stock Series D	Common Stock	Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2012(1)	$11,231	$37,935	$13,052	$128,984	$59,825	$(2,926)	$248,101	$1	$248,102
Net income	—	—	—	—	8,284	—	8,284	—	8,284
Other comprehensive income	—	—	—	—	—	(803)	(803)	—	(803)
Share-based compensation	—	—	—	267	—	—	267	—	267
Issuance of common stock	—	—	11	155	—	—	166	—	166
Conversion of preferred stock to common stock	—	—	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	(95)	—	(95)	—	(95)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—

Balance, March 31, 2013	$11,231	$37,935	$13,063	$129,406	$68,014	$(3,729)	$255,920	$1	$255,921

Balance, December 31, 2013(1)	$4,471	$37,935	$18,514	$237,063	$100,389	$(16,515)	$381,857	$2	$381,859
Net income	—	—	—	—	12,828	—	12,828	—	12,828
Other comprehensive income	—	—	—	—	—	331	331	—	331
Share-based compensation	—	—	—	272	—	—	272	—	272
Issuance of common stock:
Stock option and director plans	—	—	8	186	—	—	194	—	194
Warrants	—	—	—	—	—	—	—	—	—
Net tax benefit related to stock option plans	—	—	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	(95)	—	(95)	—	(95)
Equity contribution for noncontrolling interest	—	—	—	—	—	—	—	—	—

Balance, March 31, 2014	$4,471	$37,935	$18,522	$237,521	$113,122	$(16,184)	$395,387	$2	$395,389

(1)	Balances as of December 31, 2012 and December 31, 2013 are audited.

See accompanying notes.

FIRST NBC BANK HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2014	2013
Operating activities
Net income	$12,828	$8,284
Adjustments to reconcile net income to net cash provided by operating activities:

Noncontrolling interest	—	—
Deferred tax benefit	(5,258)	(4,013)
Amortization of tax credit investments	2,827	1,788
Net discount accretion or premium amortization	(223)	953
Gain on sale of investment securities	—	(306)
Gain on assets sold	(75)	(163)
Write-down of foreclosed assets	166	51
Proceeds from sale of mortgage loans held for sale	17,581	26,421
Mortgage loans originated and held for sale	(16,332)	(20,064)
Gain on sale of loans	—	(223)
Provision for loan losses	3,000	2,600
Depreciation and amortization	870	720
Share-based and other compensation expense	272	267
Increase in cash surrender value of bank-owned life insurance	(158)	(178)
Decrease in receivables from sales of investments	—	16,909
Changes in operating assets and liabilities:
Change in other assets	(4,040)	(3,403)
Change in accrued interest receivable	(158)	(787)
Change in accrued interest payable	95	422
Change in other liabilities	(2,952)	(4,149)

Net cash provided by operating activities	8,443	25,129

Investing activities
Purchases of available for sale investment securities	—	(58,561)
Proceeds from sales of available for sale investment securities	—	37,385
Proceeds from maturities, prepayments, and calls of available for sale investment securities	12,373	54,366
Proceeds from maturities, prepayments, and calls of held to maturity securities	745	—
Net change in investments in short-term receivables	9,161	(20,779)
Reimbursement of investment in tax credit entities	—	375
Purchases of investments in tax credit entities	(6,531)	(1,461)
Loans originated, net of repayments	(116,092)	(66,720)
Proceeds from sale of bank premises and equipment	—	180
Purchases of bank premises and equipment	(1,527)	(3,137)
Proceeds from disposition of real estate owned	2,015	577

Net cash used in investing activities	(99,856)	(57,775)
Financing activities
Net change in repurchase agreements	30,849	28,658
Repayment of borrowings	(8,425)	(21,800)
Net increase in deposits	158,537	113,654
Proceeds from sale of common stock	194	166
Dividends paid	(95)	(95)

Net cash provided by financing activities	181,060	120,583

Net change in cash, due from banks, and short-term investments	89,647	87,937
Cash, due from banks, and short-term investments at beginning of period	31,642	36,012

Cash, due from banks, and short-term investments at end of period	$121,289	$123,949

See accompanying notes.

FIRST NBC BANK HOLDING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of First NBC Bank Holding Company (Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Company’s audited financial statements, including the notes thereto, which were filed with the Securities and Exchange Commission as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

ASU No. 2014-04

In January 2014, the FASB issued ASU No. 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, which clarifies when an insubstance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU requires a creditor to reclassify a collateralized consumer mortgage loan to real estate property upon obtaining legal title to the residential real estate property, or the borrower conveying all interest in the residential real estate property through completion of a deed in lieu of foreclosure or similar legal agreement. The provisions of this ASU are effective for all periods beginning after December 15, 2014. The adoption of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

2. Earnings Per Share

The following sets forth the computation of basic net income per common share and diluted net income per common share:

	For the Three Months Ended
	March 31,
(In thousands, except per share data)	2014	2013
Basic: Income available to common shareholders	$12,487	$7,651

Weighted-average common shares outstanding	18,509,355	13,037,744

Basic earnings per share	$0.68	$0.59

Diluted: Income available to common shareholders	$12,487	$7,651

Weighted-average common shares outstanding	18,509,355	13,037,744
Effect of dilutive securities:
Stock options outstanding	408,294	159,515
Warrants	118,897	60,170

Weighted-average common shares outstanding – assuming dilution	19,036,546	13,257,429
Diluted earnings per share	$0.66	$0.58

For the three month period ended March 31, 2013, the calculation of diluted earnings per share outstanding excludes the effect from the assumed exercise of 87,059 shares of warrants outstanding. This amount would have had an antidilutive effect on earnings per share.

3. Investment Securities

The amortized cost and market values of investment securities, with gross unrealized gains and losses, as of March 31, 2014 and December 31, 2013, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Market Value
			Less Than	Greater Than
			One Year	One Year
March 31, 2014
Available for sale:
U.S. government agency securities	$153,930	$359	$(7,857)	$(1,269)	$145,163
U.S. Treasury securities	13,022	—	(738)	—	12,284
Municipal securities	23,205	208	(38)	—	23,375
Mortgage-backed securities	55,146	587	(1,386)	(12)	54,335
Corporate bonds	36,893	483	(1,235)	(132)	36,009

	$282,196	$1,637	$(11,254)	$(1,413)	$271,166

Held to maturity:
Municipal securities	$44,124	$804	$(61)	$—	$44,867
Mortgage-backed securities	50,043	—	(3,544)	—	46,499

	$94,167	$804	$(3,605)	$—	$91,366

December 31, 2013
Available for sale:
U.S. government agency securities	$163,964	$81	$(10,991)	$(1,731)	$151,323
U.S. Treasury securities	13,022	—	(873)	—	12,149
Municipal securities	23,240	140	(213)	—	23,167
Mortgage-backed securities	57,010	447	(1,897)	(16)	55,544
Corporate bonds	37,023	395	(1,677)	(205)	35,536

	$294,259	$1,063	$(15,651)	$(1,952)	$277,719

Held to maturity:
Municipal securities	$44,294	$94	$(398)	$—	$43,990
Mortgage-backed securities	50,610	12	(3,646)	—	46,976

	$94,904	$106	$(4,044)	$—	$90,966

During 2013, the Company transferred securities with a fair value of $95.4 million from available for sale to held to maturity. Management determined it had both the positive intent and ability to hold these securities until maturity. The reclassified securities consisted of municipal and mortgage-backed securities and were transferred due to movements in interest rates. The securities were reclassified at fair value at the time of transfer and represented a non-cash transaction. Accumulated other comprehensive income included pre-tax unrealized losses of $5.9 million on these securities at the date of transfer. These unrealized losses and offsetting other comprehensive income components are being amortized into net interest income over the remaining life of the related securities as a yield adjustment, resulting in no impact on future net income.

As of March 31, 2014, the Company had 54 securities that were in a loss position. The unrealized losses for each of the 54 securities relate to market interest rate changes. The Company has considered the current market for the securities in a loss position, as well as the severity and duration of the impairments, and expects that the value will recover. As of March 31, 2014, management does not intend to sell these investments until the fair value exceeds amortized cost and it is more likely than not the Company will not be required to sell debt securities before the anticipated recovery of the amortized cost basis of the security; thus, the impairment is determined not to be other-than-temporary.

The amortized cost and estimated market values by contractual maturity of investment securities as of March 31, 2014 and December 31, 2013 are shown in the following table (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalities.

	March 31, 2014			December 31, 2013
	Weighted Average Yield	Amortized Cost	Estimated Market Value	Weighted Average Yield	Amortized Cost	Estimated Market Value
Available for sale:
Due in one year or less	1.43%	$3,002	$3,010	1.39%	$12,340	$12,368
Due after one year through five years	2.64	65,152	66,067	2.58	64,790	65,038
Due after five years through ten years	2.10	172,444	164,369	2.12	180,362	168,243
Due after ten years	3.05	41,598	37,720	3.17	36,767	32,070

Total securities	2.36%	$282,196	$271,166	2.30%	$294,259	$277,719

Held to maturity:
Due in one year or less	3.88%	$2,044	$2,040	1.76%	$1,007	$1,007
Due after one year through five years	2.74	12,872	12,738	2.60	18,101	17,539
Due after five years through ten years	3.62	42,736	42,194	3.70	37,591	37,137
Due after ten years	3.45	36,515	34,394	3.41	38,205	35,283

Total securities	3.44%	$94,167	$91,366	3.35%	$94,904	$90,966

Securities with estimated market values of $223.0 million and $204.3 million at March 31, 2014 and December 31, 2013, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and long-term borrowings.

There were no proceeds from sales of securities for the three months ended March 31, 2014. Proceeds from the sales of securities for the three months ended March 31, 2013 were $37.4 million. Gross gains of $0.3 million were realized on these sales for the three months ended March 31, 2013. There were gross losses of $0.02 million for the three months ended March 31, 2013.

4. Loans

Major classifications of loans at March 31, 2014 and December 31, 2013 were as follows (in thousands):

	March 31, 2014	December 31, 2013
Commercial real estate loans:
Construction	$227,039	$203,369
Mortgage(1)	1,133,730	1,118,048

	1,360,769	1,321,417

Consumer real estate loans:
Construction	9,968	8,986
Mortgage	119,848	115,307

	129,816	124,293

Commercial and industrial loans	938,016	868,469
Loans to individuals, excluding real estate	18,271	16,345
Nonaccrual loans	18,323	16,396
Other loans	5,768	10,857

	2,470,963	2,357,777
Less allowance for loan losses	(34,465)	(32,143)

Loans, net	$2,436,498	$2,325,634

(1)	Included in commercial real estate loans, mortgage, are owner-occupied real estate loans, of $367.2 million at March 31, 2014 and $364.9 million at December 31, 2013.

A summary of changes in the allowance for loan losses during the three months ended March 31, 2014 and March 31, 2013 is as follows (in thousands):

	March 31, 2014	March 31, 2013
Balance, beginning of period	$32,143	$26,977
Provision charged to operations	3,000	2,600
Charge-offs	(697)	(4,107)
Recoveries	19	27

Balance, end of period	$34,465	$25,497

The allowance for loan losses and recorded investment in loans, including loans acquired with deteriorated credit quality as of the dates indicated are as follows (in thousands):

March 31, 2014
	Construction	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Other Consumer	Total
Allowance for loan losses:
Beginning balance	$2,790	$13,780	$2,656	$12,677	$240	$32,143
Charge-offs	(4)	(386)	(43)	(254)	(10)	(697)
Recoveries	—	1	—	13	5	19
Provision	346	411	720	1,485	38	3,000

Ending balance	$3,132	$13,806	$3,333	$13,921	$273	$34,465

Ending balances:
Individually evaluated for impairment	$40	$1,730	$997	$2,294	$1	$5,062

Collectively evaluated for impairment	$3,092	$12,076	$2,336	$11,627	$272	$29,403

Loans receivable:
Ending balance-total	$237,190	$1,145,380	$122,005	$948,029	$18,359	$2,470,963

Ending balances:
Individually evaluated for impairment	$414	$11,433	$2,574	$4,324	$3	$18,748

Collectively evaluated for impairment	$236,776	$1,133,947	$119,431	$943,705	$18,356	$2,452,215

March 31, 2013
	Construction	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Other Consumer	Total
Allowance for loan losses:
Beginning balance	$2,004	$10,716	$2,450	$11,675	$132	$26,977
Charge-offs	—	(2)	—	(4,009)	(96)	(4,107)
Recoveries	—	10	—	8	9	27
Provision	172	439	489	1,398	102	2,600

Ending balance	$2,176	$11,163	$2,939	$9,072	$147	$25,497

Ending balances:
Individually evaluated for impairment	$176	$1,135	$567	$1,938	$—	$3,816

Collectively evaluated for impairment	$2,000	$10,028	$2,372	$7,134	$147	$21,681

Loans receivable:
Ending balance-total	$169,463	$1,035,097	$103,975	$664,955	$14,820	$1,988,310

Ending balances:
Individually evaluated for impairment	$799	$5,363	$2,360	$10,140	$—	$18,662

Collectively evaluated for impairment	$168,664	$1,029,734	$101,615	$654,815	$14,820	$1,969,648

Credit quality indicators on the Company’s loan portfolio, including loans acquired with deteriorated credit quality, as of the dates indicated were as follows (in thousands).

	March 31, 2014
	Pass and Pass/Watch	Special Mention	Substandard	Doubtful	Total
Construction	$222,448	$4	$14,738	$—	$237,190
Commercial real estate	1,090,331	1,640	53,409	—	1,145,380
Consumer real estate	117,758	66	4,181	—	122,005
Commercial and industrial	940,142	16	7,871	—	948,029
Other consumer	18,185	9	165	—	18,359

Total loans	$2,388,864	$1,735	$80,364	$—	$2,470,963

	December 31, 2013
	Pass and Pass/Watch	Special Mention	Substandard	Doubtful	Total
Construction	$197,951	$4	$14,475	$—	$212,430
Commercial real estate	1,073,339	1,720	53,122	—	1,128,181
Consumer real estate	113,037	185	4,431	—	117,653
Commercial and industrial	873,547	17	9,547	—	883,111
Other consumer	16,251	9	142	—	16,402

Total loans	$2,274,125	$1,935	$81,717	$—	$2,357,777

The table above as of March 31, 2014 includes $7.3 million of substandard loans and $1.6 million of special mention loans which are loans acquired with deteriorated credit quality. As of December 31, 2013, included in the above table was $7.4 million of substandard loans and $1.6 million of special mention loans which are loans acquired with deteriorated credit quality.

The above classifications follow regulatory guidelines and can generally be described as follows:

•	Pass and pass/watch loans are of satisfactory quality.

•	Special mention loans have an existing weakness that could cause future impairment, including the deterioration of financial ratios, past due status, questionable management capabilities, and possible reduction in the collateral values.

•	Substandard loans have an existing specific and well-defined weakness that may include poor liquidity and deterioration of financial ratios. The loan may be past due and related deposit accounts experiencing overdrafts. Immediate corrective action is necessary.

•	Doubtful loans have specific weaknesses that are severe enough to make collection or liquidation in full highly questionable and improbable.

Age analysis of past due loans, including loans acquired with deteriorated credit quality, as of the dates indicated were as follows (in thousands):

	March 31, 2014
	Greater Than 30 and Fewer Than 90 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
Construction	$41	$184	$225	$236,965	$237,190
Commercial real estate	3,911	8,161	12,072	1,133,308	1,145,380
Consumer real estate	998	2,047	3,045	118,960	122,005

Total real estate loans	4,950	10,392	15,342	1,489,233	1,504,575

Other loans:
Commercial and industrial	199	4,174	4,373	943,656	948,029
Other consumer	289	154	443	17,916	18,359

Total other loans	488	4,328	4,816	961,572	966,388

Total loans	$5,438	$14,720	$20,158	$2,450,805	$2,470,963

	December 31, 2013
	Greater Than 30 and Fewer Than 90 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
Construction	$15	$75	$90	$212,430	$212,430
Commercial real estate	2,935	7,642	10,577	1,117,514	1,128,181
Consumer real estate	1,260	2,166	3,426	114,227	117,653

Total real estate loans	4,210	9,883	14,093	1,444,171	1,458,264

Other loans:
Commercial and industrial	3,076	1,281	4,357	878,754	883,111
Other consumer	488	207	695	15,707	16,402

Total other loans	3,564	1,488	5,052	894,461	899,513

Total loans	$7,774	$11,371	$19,145	$2,338,632	$2,357,777

The table above includes $0.2 million and $0.4 million of other consumer loans past due greater than 30 and fewer than 90 days past due, and $0.08 million and $0.2 million of other consumer loans 90 days and greater past due as of March 31, 2014 and December 31, 2013, respectively. These loans are cash secured and the company has a right of offset, against the guarantors’ deposit account, when the loans are 120 days past due.

The following is a summary of information pertaining to impaired loans, which consist primarily of nonaccrual loans, excluding loans acquired with deteriorated credit quality, as of the periods indicated (in thousands):

	March 31, 2014
	Recorded Investment	Contractual Balance	Related Allowance
With no related allowance recorded:
Construction	$48	$48	$—
Commercial real estate	4,595	4,768	—
Consumer real estate	1,980	1,975	—
Commercial and industrial	1,080	1,097	—
Other consumer	—	—	—

Total	$7,703	$7,888	$—

With an allowance recorded:
Construction	$366	$366	$40
Commercial real estate	6,838	7,086	1,730
Consumer real estate	594	615	997
Commercial and industrial	3,244	3,279	2,294
Other consumer	3	3	1

Total	$11,045	$11,349	$5,062

Total impaired loans:
Construction	$414	$414	$40
Commercial real estate	11,433	11,854	1,730
Consumer real estate	2,574	2,590	997
Commercial and industrial	4,324	4,376	2,294
Other consumer	3	3	1

Total	$18,748	$19,237	$5,062

	December 31, 2013
	Recorded Investment	Contractual Balance	Related Allowance
With no related allowance recorded:
Construction	$48	$48	$—
Commercial real estate	1,864	1,984	—
Consumer real estate	534	534	—
Commercial and industrial	854	874	—
Other consumer	—	—	—

Total	$3,300	$3,440	$—

With an allowance recorded:
Construction	$751	$751	$176
Commercial real estate	3,339	3,367	548
Consumer real estate	644	644	765
Commercial and industrial	13,279	13,280	5,453
Other consumer	—	—	—

Total	$18,013	$18,042	$6,942

Total impaired loans:
Construction	$799	$799	$176
Commercial real estate	5,203	5,351	548
Consumer real estate	1,178	1,178	765
Commercial and industrial	14,133	14,154	5,453
Other consumer	—	—	—

Total	$21,313	$21,482	$6,942

	For the Three Months Ended
	March 31, 2014		March 31, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction	$24	$1	$48	$1
Commercial real estate	4,428	76	1,814	16
Consumer real estate	1,977	0	909	—
Commercial and industrial	1,090	28	1,149	12
Other consumer	—	—	—	—

Total	$7,519	$105	$3,920	$29

With an allowance recorded:
Construction	$338	$7	$751	$—
Commercial real estate	6,135	8	3,469	—
Consumer real estate	865	7	860	1
Commercial and industrial	3,075	—	10,988	53
Other consumer	2	—	—	—

Total	$10,415	$22	$16,068	$54

Total impaired loans:
Construction	$362	$8	$799	$1
Commercial real estate	10,563	84	5,283	16
Consumer real estate	2,842	7	1,769	1
Commercial and industrial	4,165	28	12,137	65
Other consumer	2	—	—	—

Total	$17,934	$127	$19,988	$83

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

As of March 31, 2014, there was $0.08 million in cash secured tuition loans that were past due 90 days or more that were still accruing interest, and $0.2 million in cash secured tuition loans that were past due 90 days or more still accruing interest as of December 31, 2013.

The following is a summary of information pertaining to nonaccrual loans as of the periods indicated (in thousands):

	March 31, 2014	December 31, 2013
Nonaccrual loans:
Construction	$183	$75
Commercial real estate	11,650	10,133
Consumer real estate	2,157	2,347
Commercial and industrial	4,245	3,784
Other consumer	88	57

	$18,323	$16,396

As of March 31, 2014 and December 31, 2013, respectively, the average recorded investment in nonaccrual loans was $17.9 million. The amount of interest income that would have been recognized on nonaccrual loans based on contractual terms was $0.2 million and $1.0 million at March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired.

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

The following is a summary of changes in the accretable yields of acquired loans as of the periods indicated as follows (in thousands):

	March 31, 2014	March 31, 2013
Balance, beginning of period	$170	$628
Acquisition	—	—
Net transfers from nonaccretable difference to accretable yield	1,437	45
Accretion	(381)	(215)

Balance, end of period	$1,226	$458

Accretable yield at March 31, 2014 included expected cash flows from loans acquired from Central Progressive Bank whose carrying value had been reduced to $0.2 million.

Information about the Company’s troubled debt restructurings (TDRs) at March 31, 2014 and March 31, 2013, is presented in the following tables (in thousands).

	Current	Greater Than 30 Days Past Due	Nonaccrual TDRs	Total Loans
As of March 31, 2014
Real estate loans:
Construction	$306	$—	$—	$306
Commercial real estate	356	—	102	458
Consumer real estate	619	—	140	759

Total real estate loans	1,281	—	242	1,523
Other loans:
Commercial and industrial	318	—	—	318

Total loans	$1,599	$—	$242	$1,841

As of March 31, 2013
Real estate loans:
Construction	$47	$—	$—	$47
Commercial real estate	279	—	990	1,269
Consumer real estate	782	—	—	782

Total real estate loans	1,108	—	990	2,098
Other loans:
Commercial and industrial	376	—	—	376

Total loans	$1,484	$—	$990	$2,474

The following table provides information on how the TDRs were modified during the three months ended March 31, 2014 and March 31, 2013 (in thousands):

	March 31, 2014	March 31, 2013
Maturity and interest rate adjustment	$593	$606
Movement to or extension of interest rate-only payments	923	1,482
Other concession(s)(1)	325	386

Total	$1,841	$2,474

(1)	Other concessions include concessions or a combination of concessions, other than maturity extensions and interest rate adjustments.

A summary of information pertaining to modified terms of loans, as of the dates indicated, is as follows:

	As of March 31, 2014
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled debt restructing:
Construction	2	$306	$306
Commercial real estate	3	458	458
Consumer real estate	3	759	759
Commercial and industrial	1	318	318

	9	$1,841	$1,841

	As of March 31, 2013
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled debt restructing:
Construction	1	$47	$47
Commercial real estate	3	1,269	1,269
Consumer real estate	3	782	782
Commercial and industrial	1	376	376

	8	$2,474	$2,474

None of the performing TDRs defaulted subsequent to the restructuring through the date the financial statements were available to be issued.

As of March 31, 2014 and 2013, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired or as a TDR.

5. Investments in Tax Credit Entities

NMTC

Investment in Bank Owned CDE

During 2013, FNBC CDE received an allocation of Federal New Market Tax Credits (NMTC), totaling $50 million, which are expected to generate $19.5 million in tax credits. During 2012 and 2011, FNBC CDE received allocations of $40 million and $28 million, respectively, which are expected to generate $15.6 million and $10.9 million, respectively in tax credits. The Federal NMTC program is administered by the Community Development Financial Institutions Fund of the U.S. Treasury and is aimed at stimulating economic and community development and job creation in low-income communities. The program provides federal tax credits to investors who make qualified equity investments (QEIs) in a CDE. The CDE is required to invest the proceeds of each QEI in projects located in or benefitting low-income communities, which are generally defined as those census tracts with poverty rates greater than 20% and/or median family incomes that are less than or equal to 80% of the area median family income.

The credit provided to the investor totals 39% of each QEI in a CDE and is claimed over a seven-year credit allowance period. In each of the first three years, the investor receives a credit equal to 5% of the total amount invested in the project. For each of the remaining four years, the investor receives a credit equal to 6% of the total amount invested in the project. The Company will be eligible to receive up to $46 million in tax credits over the seven-year credit allowance period, based on the period in which the QEI was made, for its QEI of $118 million. Through March 31, 2014, FNBC CDE has invested in allocations of $118 million, of which $32.6 million of the 2013 award and $22.5 million of the 2012 and 2011 awards was invested by the Company and $62.9 million was invested by other investors and leverage lenders, which include the Company. These investments generate a total Federal NMTC of approximately $46.0 million, of which $10.4 million has been recognized by the Company through December 31, 2013, $6.1 million in tax benefits is expected to be recognized from these investments during 2014 and $29.5 million remains available to be earned over five years beginning in 2015, subject to continuing compliance with applicable regulations. The Federal NMTCs claimed by the Company, with respect to each QEI, remain subject to recapture over each QEI’s credit allowance period upon the occurrence of any of the following:

•	FNBC CDE does not invest substantially all (generally defined as 85%) of the QEI proceeds in qualified low income community investments;

•	FNBC CDE ceases to be a CDE; or

•	FNBC CDE redeems its QEI investment prior to the end of the current credit allowance period.

At March 31, 2014 and December 31, 2013, none of the above recapture events had occurred, nor, in the opinion of management, are such events anticipated to occur in the foreseeable future. As of March 31, 2014, FNBC CDE had total assets of $121.8 million, consisting of cash of $9.3 million, loans of $106.3 million and other assets of $6.2 million, with liabilities of $0.4 million and capital of $121.4 million.

Investments in Non-Bank Owned CDEs

The Company is also a limited partner in several tax-advantaged limited partnerships and a shareholder in several C corporations whose purpose is to invest in approved Federal NMTC and state projects that are CDEs and that are not associated with FNBC CDE. At March 31, 2014, the Company had $60.4 million invested in state and federal partnerships and C corporations. These investments generated $60.4 million in Federal NMTC, of which $27.2 million had been recognized by the Company through December 31, 2013, $9.1 million is expected to be recognized during 2014 and $24.1 million is expected to be recognized in periods after 2014. Based on the structure of these transactions, the Company expects to recover its investment totaling $60.4 million solely through use of the tax credits that were generated by the investments. As such, the investment in these entities will be amortized on a straight-line basis over the period over which the Company holds its investment (approximately seven years). The Company also made loans unrelated to the generation and use of tax credits related to these real estate projects totaling $91.1 million and $81.8 million at March 31, 2014 and December 31, 2013, respectively. These loans are subject to the Company’s normal underwriting criteria and all loans were performing according to their contractual term at March 31, 2014.

Low-Income Housing Tax Credits

The Company is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved Low-Income Housing investment tax credit projects. At March 31, 2014 and December 31, 2013, the Company had $38.1 million and $40.0 million, respectively, invested in these partnerships, which are expected to generate Low-Income Housing tax credits of approximately $41.1 million. Of that amount, $9.5 million had been recognized through December 31, 2013, $3.4 million is expected to be recognized during 2014 and $28.2 million is expected to be recognized in periods beginning in 2015. Based on the structure of these transactions, the Company expects to recover its remaining investments of $38.1 million at March 31, 2014 solely through use of the tax credits that were generated by the investments. As such, the investment in these partnerships will be amortized on a straight-line basis over the period for which the Company maintains its 99.9% interest in the property (approximately 15 years). The Company also made loans unrelated to the generation and use of tax credits related to these real estate projects totaling $42.0 million at March 31, 2014 and December 31, 2013. These loans are subject to the Company’s normal underwriting criteria and all loans were performing according to their contractual terms at March 31, 2014.

Federal Historic Rehabilitation Tax Credits

The Company is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved Federal Historic Rehabilitation tax credit projects. At March 31, 2014 and December 31, 2013, the Company had $22.9 million and $16.5 million, respectively, invested in these partnerships. These investments are expected to generate Federal Historic Rehabilitation tax credits of $24.4 million. Of that amount, $17.8 million had been recognized through December 31, 2013, and $6.6 million is expected to be recognized during 2014. Based on the structure of these transactions, the Company expects to recover its investments totaling $22.9 million at March 31, 2014 solely through use of the tax credits that were generated by the investments. As such, these amounts will be amortized on a straight-line basis over the period during which the Company retains its 99.9% interest in the property (approximately 10 years). The Company also made loans unrelated to the generation and use of tax credits related to these real estate projects totaling $4.1 million at March 31, 2014. These loans are subject to the Company’s normal underwriting criteria and all loans were performing according to their contractual terms at March 31, 2014.

6. Derivative - Interest Rate Swap Agreement

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

During 2013, the Company entered into four interest rate swaps to manage exposure against the variability in the expected future cash flows on the designated Prime, Prime plus 1%, Prime plus 1% floored at 5% and Prime plus 1% floored at 5.5% pools of its floating rate loan portfolio. The Company entered into the interest rate swap agreements to hedge the cash flows from these pools of its floating rate loan portfolio, which is expected to offset the variability in the expected future cash flows attributable to the fluctuations in the daily weighted average Wall Street Journal Prime index, which is a cash flow hedge of a forecasted transaction.

For the three months ended March 31, 2014, the Company has not reclassified into earnings any gain or loss as a result of the discontinuance of cash flow hedges because it was probable the original forecasted transaction would not occur by the end of the originally specified term.

At March 31, 2014, no amount of the derivative will mature within the next 12 months. The Company does not expect to reclassify any amount from accumulated other comprehensive income into interest income over the next 12 months for derivatives that will be settled.

For the three months ended March 31, 2014, a loss of $4.6 million (net of income taxes) has been recognized on the prime hedges and delayed interest rate swaps in other comprehensive income. For the year ended December 31, 2013, a loss of $2.8 million (net of income taxes) has been recognized in other comprehensive income. The fair values of the derivative liabilities were $6.3 million for the delayed interest rate swap and $0.8 million, net for the prime swaps as of March 31, 2014 and have been recognized net in other liabilities in the accompanying consolidated balance sheets. The fair values of the derivative liabilities were $2.0 million for the delayed interest rate swap and $2.3 million for the prime swaps as of December 31, 2013 and have been recognized in other liabilities in the accompanying consolidated balance sheets. No amounts of gains or losses have been reclassified from accumulated comprehensive income nor have any amounts of gains or losses been recognized due to ineffectiveness of a portion of the derivative as of March 31, 2014 and December 31, 2013, respectively.

Pursuant to the interest rate swap agreement, described above, the Company pledged collateral to the counterparties in the form of investment securities totaling $73.0 million (with a fair value at March 31, 2014 of $68.8 million), which has been presented gross in the Company’s balance sheet. There was no collateral posted from the counterparties to the Company as of March 31, 2014.

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

For the three months ended March 31, 2014 and the year ended December 31, 2013, the Company has not reclassified into earnings any gain or loss as a result of the discontinuance of cash flow hedges because it was probable the original forecasted transaction would not occur by the end of the originally specified term.

At March 31, 2014, no amount of the derivative will mature within the next 12 months. The Company does not expect to reclassify any amount from accumulated other comprehensive income into interest income over the next 12 months for derivatives that will be settled.

For the three months ended March 31, 2014, a loss of $1.5 million (net of income taxes) has been recognized in other comprehensive income. For the year ended December 31, 2013, a gain of $5.2 million (net of income taxes) has been recognized in other comprehensive income. The fair value of the derivative liability of $1.2 million as of March 31, 2014 has been recognized in other liabilities in the accompanying consolidated balance sheets. The fair value of the derivative asset was $1.2 million as of December 31, 2013 and has been recognized in other assets in the accompanying consolidated balance sheets. No amounts of gains or losses have been reclassified from accumulated comprehensive income nor have any amounts of gains or losses been recognized due to ineffectiveness of a portion of the derivative.

Pursuant to the interest rate swap agreement, the Company pledged collateral to the counterparties in the form of investment securities totaling $12.6 million (with a fair value at March 31, 2014 of $12.1 million), which has been presented gross in the Company’s balance sheet.

7. Income Taxes

The income tax benefit on the statement of income for the three months ended March 31, 2014 and 2013 was as follows (in thousands):

	March 31, 2014	March 31, 2013
Current tax benefit	$300	$—
Deferred tax benefit	(5,258)	(4,013)

Total tax benefit	$(4,958)	$(4,013)

The amount of taxes in the accompanying consolidated statements of income is different from the expected amount using statutory federal income tax rates primarily due to the effect of various tax credits. As discussed in Note 5, the Company earns Federal NMTC, Federal Historic Rehabilitation, and Low-Income Housing tax credits, which reduce the Company’s federal income tax liability or create a carryforward as applicable. The Company is also required to reduce its tax basis of the investment in certain of the projects that generated the Federal NMTC or Federal Historic Rehabilitation tax credits by the amount of the credit generated in that year. In the opinion of management, no valuation allowance was required for the net deferred tax assets at March 31, 2014 as the amounts will more likely than not be realized as reductions of future taxable income or by utilizing available tax planning strategies.

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

The following is a summary of the total notional amount of loan commitments and standby letters of credit outstanding at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Standby letters of credit	$108,181	$106,467
Unused loan commitments	368,703	268,760

	$476,884	$375,227

9. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income and changes in those components are presented in the following table (in thousands).

	Cash Flow Hedge	Transfers of Available for sale securities to Held to Maturity	Available for sale securities	Total
Balance at January 1, 2014	$(2,054)	$(3,710)	$(10,751)	$(16,515)

Other comprehensive income before income taxes:
Net change in unrealized gain (loss)	(5,106)	—	5,511	405
Reclassification of net gains realized and included in earnings	—	—	—	—
Amortization of unrealized net gain (loss) on securities	—	104	—	104
Income tax expense (benefit)	(1,787)	36	1,929	178

Balance at March 31, 2014	$(5,373)	$(3,642)	$(7,169)	$(16,184)

Balance at January 1, 2013	$(4,455)	$—	$1,529	$(2,926)

Other comprehensive income before income taxes:
Net change in unrealized gain (loss)	1,154	—	(2,083)	(929)
Reclassification of net gains realized and included in earnings	—	—	(306)	(306)
Income tax expense (benefit)	404	—	(836)	(432)

Balance at March 31, 2013	$(3,705)	$—	$(24)	$(3,729)

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

Securities are classified within Level 1 when quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using pricing models or quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Examples include certain available for sale securities. The Company’s investment portfolio did not include Level 3 securities as of March 31, 2014 and December 31, 2013.

The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy, based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

		March 31, 2014
		Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities	$271,166	$—	$271,166	$—

Liabilities
Derivative instruments	$8,266	$—	$8,266	$—

		December 31, 2013
		Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities	$277,719	$—	$277,719	$—
Derivative instruments	1,157	—	1,157	—

Total	$278,876	$—	$278,876	$—

Liabilities
Derivative instruments	$4,317	$—	$4,317	$—

The Company has segregated all financial assets and liabilities that are measured at fair value on a nonrecurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands).

		March 31, 2014
		Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Loans	$11,046	$—	$—	$11,046
OREO	2,332	—	—	2,332

	$13,378	$—	$—	$13,378

		December 31, 2013
		Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Loans	$9,782	$—	$—	$9,782
OREO	2,390	—	—	2,390

	$12,172	$—	$—	$12,172

In accordance with ASC Topic 310, the Company records loans and other real estate considered impaired at the lower of cost or fair value. Impaired loans, recorded at fair value, are Level 3 assets measured using appraisals from external parties of the collateral, less any prior liens primarily using the market or income approach.

The Company did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis during the three months ended March 31, 2014 or the year ended December 31, 2013.

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

Cash and Cash Equivalents and Short-Term Investments

The carrying amounts of these short-term instruments approximate their fair values and would be classified within Level 1 of the hierarchy.

Investment in Short-Term Receivables

The carrying amounts of these short-term receivables approximate their fair value and would be classified within Level 1 of the hierarchy.

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

Bank-Owned Life Insurance

The carrying amounts of the bank-owned life insurance policies are recorded at cash surrender value, which approximate their fair values and would be classified within Level 1 of the hierarchy.

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

The estimated fair values of the Company’s financial instruments were as follows as of the dates indicated (in thousands):

	Fair Value Measurements at March 31, 2014
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$57,417	$57,417	$57,417	$—	$—
Short-term investments	63,872	63,872	63,872	—	—
Investment in short-term receivables	237,656	237,656	237,656	—	—

Investment securities available for sale	271,166	271,166	—	271,166	—

Investment securities held to maturity	94,167	91,372	—	91,372	—
Loans and loans held for sale	2,476,291	2,431,348	—	—	2,431,348
Cash surrender value of bank-owned life insurance	26,345	26,345	—	26,345	—

Financial Liabilities:
Deposits, noninterest-bearing	330,395	330,395	—	330,395	—
Deposits, interest-bearing	2,889,436	2,516,430	—	—	2,516,430
Short-term borrowings and repurchase agreements	106,806	106,806	—	106,806	—
Long-term borrowings	55,110	57,813	—	—	57,813
Derivative instruments	8,266	8,266	—	8,266	—

	Fair Value Measurements at December 31, 2013
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$28,140	$28,140	$28,140	$—	$—
Short-term investments	3,502	3,502	3,502	—	—
Investment in short-term receivables	246,817	246,817	246,817	—	—

Investment securities available for sale	277,719	277,719	—	277,719	—

Investment securities held to maturity	94,904	90,966	—	90,966	—
Loans and loans held for sale	2,364,354	2,344,475	—	—	2,344,475
Cash surrender value of bank-owned life insurance	26,187	26,187	—	26,187	—
Derivative instruments	1,157	1,157	—	1,157	—

Financial Liabilities:
Deposits, noninterest-bearing	291,080	291,080	—	291,080	—
Deposits, interest-bearing	2,439,727	2,380,985	—	—	2,380,985
Short-term borrowings and repurchase agreements	84,382	84,382	—	84,382	—
Long-term borrowings	55,110	55,616	—	—	55,616
Derivative instruments	4,317	4,317	—	4,317	—

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of First NBC Bank Holding Company and its wholly owned subsidiary, First NBC Bank, as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and March 31, 2013. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements, the accompanying footnotes and supplemental data included herein.

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

Forward-looking statements are not historical facts and may be affected by numerous factors, many of which are uncertain and beyond the Company’s control. Factors that may cause actual results to differ materially from these forward-looking statements are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and other filings with the Securities and Exchange Commission (“SEC”). The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

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

For the quarter ended March 31, 2014, the Company’s income available to common shareholders totaled $12.5 million, an increase of $4.8 million, or 63.2%, compared to quarter ended March 31, 2013. Diluted earnings per share for the three months ended March 31, 2014 were $0.66, an increase of $0.08, or 13.8%, compared to the three months ended March 31, 2013.

Key components of the Company’s performance during the first three months of 2014 are summarized below.

•	Total assets at March 31, 2014 were $3.5 billion, an increase of $195.7 million, or 6.0%, from December 31, 2013. Total assets increased $687.6 million, or 24.6%, from March 31, 2013.

•	Total loans at March 31, 2014 were $2.5 billion, an increase of $113.2 million, or 4.8%, from December 31, 2013. The increase in loans was primarily due to increases of $24.8 million, or 11.7%, in construction loans and $64.9 million, or 7.4%, in commercial loans from December 31, 2013. The loan portfolio increased $482.7 million, or 24.3%, from March 31, 2013.

•	Total deposits increased $158.6 million, or 5.8%, from December 31, 2013. The increase was due primarily to increases in money market deposits of $105.6 million, or 16.1% and noninterest-bearing demand deposits of $39.3 million, or 13.5%, from December 31, 2013. Total deposits increased $506.9 million, or 21.3%, compared to March 31, 2013.

•	Shareholders’ equity increased $13.5 million, or 3.5%, to $395.4 million from December 31, 2013. The increase was primarily attributable to the Company’s retained earnings over the period.

•	Interest income increased $6.6 million, or 23.0%, in the first quarter of 2014 compared to the first quarter of 2013. The increases were driven by increases in loans, investment in short-term receivables and investment securities, as well as by higher yields on average interest-earning assets.

•	Interest expense increased $1.4 million, or 16.0%, in the first quarter of 2014 compared to the first quarter of 2013. The increases were primarily due to higher average balances of interest-bearing deposits and the Company’s tiered rate structure for all of its deposits, which the Company began implementing in the third and fourth quarters of 2013. The Company’s cost of funds decreased 4 basis points compared to the first quarter of 2013.

•	The provision for loan losses increased $0.4 million, or 15.4%, for the first quarter of 2014 compared to the first quarter of 2013. As of March 31, 2014, the Company’s ratio of allowance for loan losses to total loans was 1.39%, compared to 1.36% at December 31, 2013 and 1.28% at March 31, 2013.

•	Net charge-offs for the first quarter of 2014 were $0.7 million, compared to net loan charge-offs of $0.2 million and $4.1 million for the fourth and first quarter of 2013, respectively. The decrease in net charge-offs for the first quarter of 2014 was due primarily to the partial charge-off of one commercial loan relationship that occurred in the first quarter of 2013.

•	Noninterest income for the first quarter of 2014 increased $0.5 million, or 18.8%, compared to the first quarter of 2013 due primarily to increases from income from sales of state tax credits of $0.6 million and CDE fees earned of $0.3 million, which were offset by decreases due to lower securities gains of $0.3 million and lower gains on sale of loans of $0.2 million.

•	Noninterest expense for the first quarter of 2014 increased $1.7 million, or 10.9%, compared to the first quarter of 2013. The increase in noninterest expense in the first quarter of 2014 compared to the first quarter of 2013 resulted primarily from increases in professional fees of $0.5 million and tax credit amortization of $1.0 million.

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

Under current GAAP accounting, the returns generated from the Company’s investment in tax credit entities is a component of the Company’s income tax provision whereas all of the expenses are recorded in noninterest expense. Because of the level of the Company’s investment in tax credit entities, management believes that the effect of adjusting the relevant GAAP measures to account for returns generated by the Company’s investment in tax credit entities is meaningful to a more complete understanding of the Company’s financial performance.

Accordingly, in measuring the Company’s financial performance, in addition to financial measures that are prepared in accordance with GAAP, management utilizes a non-GAAP performance measure that adjusts noninterest income to reflect the effect of the federal income taxes generated from the Company’s investment in tax credit entities, offset by the direct costs associated with the tax credit investments, to derive at an adjusted income before income taxes non-GAAP measure. The non-GAAP measure of adjusted income before income taxes is reconciled to the corresponding measure determined in accordance with GAAP on “Table 1-Reconciliations of Non-GAAP Financial Measures.” Management believes that this non-GAAP financial measure should facilitate an investor’s understanding and analysis of the Company’s underlying financial performance and trends, in addition to the corresponding financial information prepared and reported in accordance with GAAP.

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

TABLE 1-RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES

	As of and For the Three Months Ended
(in thousands, except per share data)	March 31, 2014	December 31, 2013	March 31, 2013

Income before income taxes:
Income before income taxes (GAAP)	$7,870	$7,689	$4,271

Income adjustment before income taxes related to the impact of tax credit related activities (Non-GAAP)
Tax equivalent income associated with investment in federal tax credit programs(1)	10,544	10,371	8,176

Income before income taxes (Non-GAAP)	18,414	18,060	12,447
Income tax expense-adjusted (Non-GAAP)(2)	(5,586)	(4,504)	(4,163)

Net income (GAAP)	$12,828	$13,556	$8,284

Tangible equity and asset calculations:

Total Equity GAAP	$395,389	$381,859	$255,921
Adjustments
Preferred equity	42,406	42,406	49,166
Goodwill	4,808	4,808	4,808
Other intangibles	3,475	3,625	3,812

Tangible common equity	$344,700	$331,020	$198,135

Total assets-GAAP	$3,482,292	$3,286,617	$2,794,720
Adjustments
Goodwill	4,808	4,808	4,808
Other intangibles	3,475	3,625	3,812

Tangible assets	$3,474,009	$3,278,184	$2,786,100

Total common shares	18,521,831	18,514,271	13,063,025
Book value per common share	$19.06	$18.33	$15.83
Effect of adjustment	0.45	0.45	0.66

Tangible book value per common share	$18.61	$17.88	$15.17

Total shareholder’s equity to assets	11.35%	11.62%	9.16%
Effect of adjustment	1.43	1.52	2.05

Tangible common equity to tangible assets	9.92%	10.10%	7.11%

(1)	Tax equivalent income associated with investment in federal tax credit programs represents the gross amount of tax benefit from federal tax credits.
(2)	Income tax expense is calculated on the adjusted non-GAAP effective tax rate for the Company of 30%, 25% and 33%, respectively for the three months ended March 31, 2014, December 31, 2013 and March 31, 2013.

FINANCIAL CONDITION

Assets increased $195.7 million, or 6.0%, to $3.5 billion as of March 31, 2014, compared to $3.3 billion as of December 31, 2013 as the Company continues to experience strong growth in the New Orleans market area. Net loans increased $110.9 million, or 4.8%, to $2.4 billion as of March 31, 2014, compared to $2.3 billion as of December 31, 2013. The Company’s investment securities portfolio totaled $365.3 million compared to $372.6 million as of December 31, 2013, a decrease of 2.0%. Deposits increased $158.6 million, or 5.8%, to $2.9 billion as of March 31, 2014, compared to $2.7 billion as of December 31, 2013. Total shareholders’ equity increased $13.5 million, or 3.5%, to $395.4 million as of March 31, 2014, compared to $381.9 million as of December 31, 2013.

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

The following table sets forth the amount of loans, by category, as of the respective periods.

TABLE 2-TOTAL LOANS BY LOAN TYPE

	March 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
(dollars in thousands)
Construction	$237,190	9.6%	$212,430	9.0%
Commercial real estate	1,145,380	46.4	1,128,181	47.8
Consumer real estate	122,005	4.9	117,653	5.0
Commercial	948,029	38.4	883,111	37.5
Consumer	18,359	0.7	16,402	0.7

Total loans	$2,470,963	100%	$2,357,777	100%

The Company’s primary focus has been on commercial real estate and commercial lending, which represented approximately 85% of the loan portfolio as of March 31, 2014 and December 31, 2013. Although management expects continued growth with respect to the loan portfolio, it does not expect any significant changes over the foreseeable future in the composition of the loan portfolio or in the emphasis on commercial real estate and commercial lending.

A significant portion, $367.2 million, or 32.1%, as of March 31, 2014, compared to $364.9 million, or 32.3%, as of December 31, 2013, of the commercial real estate exposure represented loans to commercial businesses secured by owner occupied real estate which, in effect, are commercial loans with the borrowers’ real estate providing a secondary source of repayment. Commercial loans, which represent the second largest category of loans in the portfolio, increased $64.9 million, or 7.4%, compared to December 31, 2013. The Company attributes its commercial loan growth primarily to the implementation of its relationship-based banking model and more recently to the growth in the oil and gas industry, specifically the oil and gas service companies, which has resulted in strong commercial loan demand.

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

The following table sets forth information regarding nonperforming assets as of the dates indicated:

TABLE 3-NONPERFORMING ASSETS

	March 31, 2014	December 31, 2013
(dollars in thousands)
Nonaccrual loans:
Construction	$183	$75
Commercial real estate	11,650	10,133
Consumer real estate	2,157	2,347
Commercial	4,245	3,784
Consumer	88	57

Total nonaccrual loans	18,323	16,396

Restructured loans	1,599	1,628

Total nonperforming loans	19,922	18,024

Other assets owned(1)	167	276

Other real estate owned	4,060	3,733

Total nonperforming assets	$24,149	$22,033

Accruing loans past due 90+ days	$82	$150

Nonperforming loans to total loans	0.81%	0.76%
Nonperforming loans to total assets	0.57%	0.55%
Nonperforming assets to total assets	0.69%	0.67%
Nonperforming assets to loans, other real estate owned and other assets owned	0.98%	0.93%

(1)	Represents repossessed property other than real estate.

Approximately $0.2 million and $1.0 million of gross interest income would have been accrued if all loans on nonaccrual status had been current in accordance with their original terms at March 31, 2014 and December 31, 2013.

Total nonperforming assets increased $2.1 million, or 9.6%, as compared to December 31, 2013, and total nonperforming assets as a percentage of loans and other real estate owned increased by 5 basis points over the period. The increase resulted primarily from an increase in nonaccrual loans of $1.9 million, or 11.8%, compared to December 31, 2013. Management believes that the Company’s historical low level of nonperforming assets reflects the strength of the local economy, as well as the Company’s long-term knowledge of and relationships with a significant percentage of its borrowers.

Potential problem loans are those loans that are not categorized as nonperforming loans, but where current information indicates that the borrower may not be able to comply with present loan repayment terms. These are generally referred to as its watch list loans. The Company monitors past due status as an indicator of credit deterioration and potential problem loans. A loan is considered past due when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. To the extent that loans become past due, management assesses the potential for loss on such loans as it would with other problem loans and considers the effect of any potential loss in determining its provision for probable loan losses. Management also assesses alternatives to maximize collection of any past due loans, including, without limitation, restructuring loan terms, requiring additional loan guarantee(s) or collateral or other planned action. Additional information regarding past due loans as of March 31, 2014 is included in Note 4 to the Company’s financial statements included in this report.

Allowance for Loan Losses

The Company maintains an allowance for loan losses that represents management’s best estimate of the loan losses inherent in the loan portfolio. In determining the allowance for loan losses, management estimates losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of the allowance for loan losses is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors and the estimated impact of current economic conditions on certain historical loan loss rates.

The allowance for loan losses is increased by provisions charged against earnings and reduced by net loan charge-offs. Loans are charged-off when it is determined that collection has become unlikely. Recoveries are recorded only when cash payments are received.

The allowance for loan losses was $34.5 million, or 1.39% of total loans, as of March 31, 2014, compared to $32.1 million, or 1.36% of total loans, as of December 31, 2013, an increase of 3 basis points over the period. The increase in allowance for loan losses as a percent of total loans was primarily attributable to the increase in provision expense to $3.0 million for the first quarter 2014.

The following table provides an analysis of the allowance for loan losses and net charge-offs for the respective periods.

TABLE 4-SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

	For the Three Months Ended March 31,
(dollars in thousands)	2014	2013

Beginning balance	$32,143	$26,977
Charge-offs:
Construction	4	—
Commercial real estate	386	2
Consumer real estate	43	—
Commercial	254	4,009
Consumer	10	96

Total charge-offs	697	4,107

Recoveries:
Construction	—	—
Commercial real estate	1	10
Consumer real estate	—	—
Commercial	13	8
Consumer	5	9

Total recoveries	19	27

Net charge-offs	678	4,080
Provision for loan loss	3,000	2,600

Balance at end of period	$34,465	$25,497

Net charge-offs to average loans	0.03%	0.21%
Allowance for loan losses to total loans	1.39%	1.28%

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

The securities portfolio consists primarily of U.S. government agency obligations, mortgage-backed securities and municipal securities, although the Company also holds corporate bonds. All of the securities have varying contractual maturities. However, these maturities do not necessarily represent the expected life of the securities as the securities may be called or paid down without penalty prior to their stated maturities, and the targeted duration for the investment portfolios is in the three to four year range. No investment in any of these securities exceeds any applicable limitation imposed by law or regulation. The Asset Liability Committee reviews the investment portfolio on an ongoing basis to ensure that the investments conform to the Company’s investment policy. All securities as of March 31, 2014 were classified as Level 2 assets, as their fair value was estimated using pricing models or quoted prices of securities with similar characteristics.

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

The Company’s investment securities portfolio totaled $365.3 million at March 31, 2014, a decrease of $7.3 million, or 2.0%, from December 31, 2013. The decrease in its securities portfolio was primarily due to the Company investing some of the proceeds from prepayments, calls and maturities of securities in short-term investments offset by the decrease in unrealized losses in the portfolio due to movements in interest rates. As of March 31, 2014, investment securities having a carrying value of $223.0 million were pledged to secure public deposits, securities sold under agreements to repurchase and borrowings.

The following table presents a summary of the amortized cost and estimated fair value of the investment portfolio.

TABLE 5-CARRYING VALUE OF SECURITIES

	March 31, 2014			December 31, 2013
	Amortized Cost	Unrealized Gain / (Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain / (Loss)	Estimated Fair Value
(dollars in thousands)
Available for sale:
U.S. government agency securities	$153,930	$(8,767)	$145,163	$163,964	$(12,641)	$151,323
U.S. Treasury securities	13,022	(738)	12,284	13,022	(873)	12,149
Municipal securities	23,205	170	23,375	23,240	(73)	23,167
Mortgage-backed securities	55,146	(811)	54,335	57,010	(1,466)	55,544
Corporate bonds	36,893	(884)	36,009	37,023	(1,487)	35,536

Total available for sale	$282,196	$(11,030)	$271,166	$294,259	$(16,540)	$277,719

Held to maturity:
Municipal securities	$44,124	$743	$44,867	$44,294	$(304)	$43,990
Mortgage-backed securities	50,043	(3,544)	46,499	50,610	(3,634)	46,976

Total held to maturity	$94,167	$(2,801)	$91,366	$94,904	$(3,938)	$90,966

All of the Company’s mortgage-backed securities are agency securities and the Company did not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, sub-prime, Alt-A, or second lien elements in the investment portfolio.

The funds generated as a result of sales and prepayments are used to fund loan growth and purchase other securities. The Company monitors the market conditions to take advantage of market opportunities with the appropriate interest rate risk management objectives.

Note 3 to the consolidated financial statements included in this report provides further information on the Company’s investment securities.

Investments in Short-term Receivables

The Company invests in short-term trade receivables. These receivables are traded on an exchange and are covered by a repurchase agreement of the seller of the receivables, if not paid within a specified period of time. The Company invests in these receivables since they provide a higher short-term return for the Company. The Company had $237.7 million invested in short-term receivables at March 31, 2014, a decrease of $9.2 million compared to December 31, 2013.

Short-term Investments

Short-term investments result from excess funds that fluctuate daily depending on the funding needs of the Company and are currently invested overnight in interest-bearing deposit accounts at the Federal Reserve of Atlanta, First National Bankers Bank, JP Morgan Chase Bank, and Comerica Bank. The balance in interest-bearing deposits at other institutions increased $60.4 million, to $63.9 million at March 31, 2014, from $3.5 million at December 31, 2013. The primary cause of the increase at March 31, 2014 was the existence of cash from excess deposits, proceeds from calls and maturities of investment securities and investments in short-term receivables that had not been reinvested at March 31, 2014. The Company’s cash activity is further discussed in the “Liquidity and Capital Resources” section below.

Investment in Tax Credit Entities

During 2013, the Company’s Community Development Entity (CDE) was awarded a $50 million allocation of Federal New Markets Tax Credits to invest in new economic development projects in the New Orleans area. The allocation represented a 25% increase over the prior year allocation of $40 million and increased total allocations under the program to $118 million. Also, during 2013, the Company’s CDE was awarded $23.9 million in qualified equity investment authority from the State of Louisiana under the Louisiana New Markets Job Act. The Company has made and will continue to make material investments in tax credit-motivated projects. Management believes that these investments present attractive after tax economic returns, furthers the Company’s Community Reinvestment Act responsibilities and supports the communities in which the Company serves. Currently, the investments are directed at tax credits issued under the Federal New Markets Tax Credits, Federal Historic Rehabilitation Tax Credit and Low-Income Housing Tax Credit programs. The Company generates returns on tax credit-motivated projects through the receipt of federal and, if applicable, state tax credits.

The Company’s investment in tax credit entities totaled $121.4 million as of March 31, 2014, an increase of $3.7 million, or 3.2%, compared to December 31, 2013. The Company’s increased investment was due primarily to the investment in a Federal Historic Rehabilitation Tax Credit project during the period. The Company has seen increasing demand in its markets for investment in tax credit projects. Because the Low-Income Housing and Federal New Markets Tax Credits associated with the Company’s investment in tax credit entities are recognized over the compliance periods of the respective projects, which range from seven to 15 years, projects for which an investment was made during 2013 from the Company’s own tax credit allocation substantially increased the Company’s supply of credits recognizable over future periods. However, the absence of future awards does not eliminate the Company’s ability to invest in projects generating federal tax credits.

Deferred Tax Asset

The Company had a net deferred tax asset of $56.3 million as of March 31, 2014 due to its tax net operating losses, carryforwards related to unused tax credits, and the non-deductibility of the loan loss provision for tax purposes. The Company assesses the recoverability of its deferred tax asset quarterly, and the current and projected level of taxable income provides for the ultimate realization of the carrying value of these deferred tax assets. Net deferred tax assets as of March 31, 2014 increased $5.1 million, or 10.0%, from December 31, 2013, primarily as a result of $6.9 million in tax credits generated during the first three months of 2014 and a net benefit of $0.2 million related to other comprehensive income market value adjustments.

Deposits

Deposits are the Company’s primary source of funds to support earning assets. During the first quarter of 2014, total deposits were $2.9 billion at March 31, 2014, compared to $2.7 billion at December 31, 2013, an increase of $158.6 million, or 5.8%, as total interest-bearing deposits were up $119.3 million, or 4.9%. The increase in noninterest-bearing demand deposits of $39.3 million, or 13.5%, was due primarily to the increase in commercial customer deposits which has occurred with the expansion of the Company’s commercial lending. The Company also experienced an increase in its money market deposits of $105.6 million, or 16.1%, from December 31, 2013. This increase is a result of a shift by customers from NOW accounts to money market deposit accounts since the Company implemented tiered pricing on its interest-bearing deposit accounts during the third and fourth quarters of 2013.

The following table sets forth the composition of the Company’s deposits as of March 31, 2014 and December 31, 2013.

TABLE 6-DEPOSIT COMPOSITION BY PRODUCT

	As of March 31, 2014		As of December 31, 2013		Increase/(Decrease)
(dollars in thousands)					Amount	Percent

Noninterest-bearing demand	$330,395	11.4%	$291,080	10.7%	$39,315	13.5%
NOW accounts	522,241	18.1	511,620	18.7	10,621	2.1
Money market deposits	760,765	26.3	655,173	24.0	105,592	16.1
Savings deposits	54,852	1.9	53,779	2.0	1,073	2.0
Certificates of deposits	1,221,183	42.3	1,219,155	44.6	2,028	0.2

Total deposits	$2,889,436	100.0%	$2,730,807	100.0%	$158,629	5.8%

Short-term Borrowings

Although deposits are the primary source of funds for lending, investment activities and general business purposes, as an alternative source of liquidity, the Company may obtain advances from the Federal Home Loan Bank of Dallas, sell investment securities subject to its obligation to repurchase them, purchase Federal funds, and engage in overnight borrowings from the Federal Home Loan Bank or its correspondent banks. The level of short-term borrowings can fluctuate on a daily basis depending on the funding needs and the source of funds to satisfy the needs. The Company had no short-term borrowings outstanding at March 31, 2014 and $8.4 million at December 31, 2013.

The Company also enters into repurchase agreements to facilitate customer transactions that are accounted for as secured borrowings. These transactions typically involve the receipt of deposits from customers that the Company collateralizes with its investment portfolio and have average rates of 1.54%.

The following table details the average and ending balances of repurchase transactions as of and for the three months ended March 31:

TABLE 7-REPURCHASE TRANSACTIONS

	2014	2013
(dollars in thousands)

Average balance	$82,753	$54,355

Ending balance	106,806	64,945

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

Shareholders’ Equity

Shareholders’ equity provides a source of permanent funding, allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. Shareholders’ equity increased $13.5 million, or 3.5%, from $381.9 million as of December 31, 2013 to $395.4 million as of March 31, 2014, primarily as a result of the Company’s retained earnings over the period.

Regulatory Capital

As of March 31, 2014, the Company and First NBC Bank were in compliance with all regulatory requirements and First NBC Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action requirements.

The following table presents the actual capital amounts and regulatory capital ratios for the Company and First NBC Bank as of March 31, 2014.

TABLE 8-REGULATORY CAPITAL RATIOS

		At March 31, 2014
(dollars in thousands)	“Well- Capitalized” Minimums	Actual	Amount

First NBC Bank Holding Company
Leverage		11.37%	$379,328
Tier 1 risk-based		12.66	379,328
Total risk-based		13.82	413,971

First NBC Bank
Leverage	5.00%	10.60	353,131
Tier 1 risk-based	6.00	11.80	353,131
Total risk-based	10.00	12.96	387,774

RESULTS OF OPERATIONS

Income available to common shareholders was $12.5 million and $7.7 million for the three months ended March 31, 2014 and 2013, respectively. Earnings per share on a diluted basis were $0.66 and $0.58 for the first quarters of 2014 and 2013, respectively. For the three months ended March 31, 2014, net interest income increased $5.2 million, or 26.2%, over the same period of 2013, as interest income increased $6.6 million, or 23.0%, and interest expense increased $1.4 million, or 16.0%. The increase in interest income of $6.6 million, compared to the same period of 2013, was due to an increase in average interest-earning assets of $543.7 million, which increased interest income volume to $6.5 million; and an increase in interest income due to interest rates of $0.06 million, or 5 basis points. Net interest income was also impacted by an increase in interest expense of $1.4 million during the first quarter of 2014 compared to the first quarter of 2013. The increase was attributable to an increase in average interest-bearing liabilities of $417.2 million, which increased interest expense volume to $1.5 million, offset by a decrease in interest expense due to rates of $0.09 million, or 4 basis points.

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

The Company’s net interest spread, which is the difference between the yields earned on average earning assets and the rates paid on average interest-bearing liabilities, was 3.09% and 3.00% during the three months ended March 31, 2014 and 2013, respectively. The Company’s net interest spread increased 9 basis points over the same period of 2013. The Company’s net interest margin was 3.30% for the first quarter of 2014, compared to 3.18% for the first quarter of 2013, an increase of 12 basis points.

Net interest income increased 26.2% to $24.8 million for the three months ended March 31, 2014, from $19.7 million for the same period in 2013. The primary driver of the increase in net interest income was a $6.6 million, or 23.0%, increase in interest income during the first quarter of 2014, as compared to the same period in 2013, which was partially offset by a $1.4 million, or 16.0%, increase in interest expense over the same periods. The increase in interest income was due primarily to the significant growth in average interest-earning assets during the first quarter of 2014 to $3.1 billion from $2.5 billion during the first quarter of 2013, which was positively impacted by an increase in the earning asset yield of 5 basis points to 4.67% from 4.62% over the same periods. The increase in the earning asset yield was due to a combination of factors, including a 9 basis points impact from the hedge the Company executed in September 2013 to offset the shift in its loan portfolio from fixed rate loans to floating rate loans, an increase in the average yield of the investment securities portfolio and an increase in the average yield of investment in short-term receivables. The increase in interest expense was due primarily to an increase in average interest-bearing deposits for the first quarter of 2014 to $2.5 billion, as compared to $2.1 billion for the same period in 2013, the average rate on average interest-bearing liabilities decreased 4 basis points for the first quarter of 2014 compared to the same quarter of 2013. The reduction in the Company’s cost of funds is due primarily to the implementation of tiered pricing on all of its interest-bearing deposit products in the third and fourth quarters of 2013, as well as tiered pricing of its certificates of deposit products which is expected to reduce the average yield as they begin to mature in 2014.

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

TABLE 9-AVERAGE BALANCES, NET INTEREST INCOME AND INTEREST YIELDS/RATES

	For The Three Months Ended March 31,
	2014			2013
(dollars in thousands)
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate
Assets:
Interest-earning assets:
Short term investments	$29,961	$15	0.20%	$31,490	$17	0.22%
Investment in short-term receivables	237,514	1,695	2.89	115,365	737	2.59
Investment securities	369,966	2,352	2.58	388,122	1,631	1.70
Loans (including fee income)	2,414,495	31,099	5.22	1,973,268	26,195	5.38

Total interest-earning assets	3,051,936	35,161	4.67	2,508,245	28,580	4.62
Less: Allowance for loan losses	(32,593)			(27,816)
Noninterest-earning assets	346,753			241,609

Total assets	$3,366,096			$2,722,038

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Savings deposits	$53,219	$106	0.81%	$46,308	$73	0.64%
Money market deposits	711,261	2,480	1.41	376,148	1,393	1.50
NOW accounts	518,275	1,439	1.13	473,220	1,540	1.32
Certificates of deposit under $100,000	380,367	1,514	1.61	428,923	1,658	1.57
Certificates of deposit of $100,000 or more	658,374	3,154	1.94	577,644	2,635	1.85
CDARS®	178,935	966	2.19	163,943	893	2.21

Total interest-bearing deposits	2,500,431	9,659	1.57	2,066,186	8,192	1.61
Short-term borrowings and repurchase agreements	82,931	305	1.49	58,990	189	1.30
Other borrowings	58,757	349	2.41	99,720	511	2.08

Total interest-bearing liabilities	2,642,119	10,313	1.58	2,224,896	8,892	1.62
Noninterest-bearing liabilities:
Non-interest-bearing deposits	301,642			227,593
Other liabilities	34,938			18,901

Total liabilities	2,978,699			2,471,390

Shareholders’ equity	387,397			250,648

Total liabilities and equity	$3,366,096			$2,722,038

Net interest income		$24,848			$19,688

Net interest spread(1)			3.09%			3.00%
Net interest margin(2)			3.30%			3.18%

(1)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)	Net interest margin is net interest income divided by average interest-earning assets.

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

TABLE 10-SUMMARY OF CHANGES IN NET INTEREST INCOME

	For the Three Months Ended March 31, 2014/2013
(dollars in thousands)	Change Attributable To
	Volume	Rate	Total
Interest-earning assets:
Loans (including fee income)	$5,832	$(928)	$4,904
Short term investments	(1)	(1)	(2)
Investment in short-term receivables	796	162	958
Securities available for sale	(110)	831	721

Total increase (decrease) in interest income	$6,517	$64	$6,581

Interest-bearing liabilities:
Savings deposits	$13	$20	$33
Money market deposits	1,233	(146)	1,087
NOW accounts	132	(233)	(101)
Certificates of deposit	266	182	448
Borrowed funds	(135)	89	(46)

Total increase (decrease) in interest expense	1,509	(88)	1,421

Increase (decrease) in net interest income	$5,008	$152	$5,160

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

For the three months ended March 31, 2014, the provision for loan losses was $3.0 million, a 15.4% increase from the same period in 2013. As of March 31, 2014, the ratio of allowance for loan losses to total loans was 1.39%, compared to 1.36% and 1.28% at December 31, 2013 and March 31, 2013, respectively.

Noninterest Income

For the three months ended March 31, 2014, noninterest income was $3.4 million compared to $2.8 million for the same period in 2013, an increase of $0.6 million, or 18.8%. The increase in noninterest income was due primarily to increases in income from sale of state tax credits of $0.6 million and CDE fees earned of $0.3 million, offset by decreases in investment securities gains of $0.3 million and gains on sale of loans of $0.2 million.

The following table presents the components of noninterest income for the respective periods.

TABLE 11-NONINTEREST INCOME

	For the Three Months Ended
			Percent
(dollars in thousands)	March 31,		Increase
	2014	2013	(Decrease)
Service charges on deposit accounts	$559	$498	12.2%
Investment securities gains, net	—	306	(100.0)
Gain on assets sold, net	75	163	(54.0)
Gains on sale of loans, net	—	223	(100.0)
Cash surrender value income on bank-owned life insurance	159	178	(10.7)
Income from sales of state tax credits	1,033	455	127.0
Community Development Entity fees earned	679	353	92.4
ATM fee income	473	439	7.7
Other	381	212	79.7

Total noninterest income	$3,359	$2,827	18.8%

Service charges on deposit accounts. The Company earns fees from its customers for deposit-related services and these fees comprise a significant and predictable component of the Company’s noninterest income. These charges increased $0.06 million, or 12.2%, in the first quarter of 2014 over the prior year quarter-to-date period.

Investment securities gains. The Company experienced a decrease in investment securities gains of $0.3 million during the first quarter of 2014. The Company recorded no securities gains during the first quarter of 2014. From time to time, the Company sells investment securities held as available for sale to fund loan demand, manage its asset/liability sensitivity or for other business purposes.

Gains on sale of loans. During the first quarter of 2014, the Company experienced a decrease of $0.2 million in gains on sale of loans. The Company has historically been an active participant in Small Business Administration and USDA loan programs as a preferred lender and typically sells the guaranteed portion of the loans it originates. The Company believes these government guaranteed loan programs are an important part of its service to the businesses in its communities and expects to continue expanding its efforts and income related to these programs.

Cash surrender value income on bank-owned life insurance. The income earned from bank-owned life insurance decreased in the first quarter of 2014 when compared to the first quarter of 2013, which is consistent with market performance and current yields.

Income from sales of state tax credits. As part of the Company’s investment in projects that generate federal income tax credits, the Company may receive state tax credits along with federal credits. Although the Company cannot utilize state tax credits, the Company earns income on the sale of state tax credits. The increase of $0.6 million for the first quarter of 2014 compared to the first quarter of 2013, was due primarily to the $0.6 million in syndication fees in income from sales of state tax credits generated from the $23.9 million in qualified equity investment authority that the Company was awarded under the State of Louisiana New Markets Jobs Act in 2013.

Community Development Entity fees earned. The Company earns management fees, through its subsidiary, First NBC Community Development Fund, LLC, related to the Fund’s New Markets Tax Credit investments. The Company‘s results are impacted on a quarterly basis by seasonal factors related to its participation in federal and state tax credit programs. The notification of an allocation by the Community Development Financial Institutions Fund (CDFI) of the U.S. Treasury of Federal New Markets Tax Credits (NMTC) is typically made in the spring of each year and the release of the credits is in the later part of the third quarter. Because of this timing, the allocation of Federal NMTC by the Company to qualifying projects occurs primarily in the fourth quarter of the year with some transactions occurring in the first quarter of the next year. The Company’s fee income reflects this timing as it earns fees as each project closes; the fee is a percentage of the award. The Company recognizes the fees related to the tax credit projects when they are earned. For the first quarter of 2014, the management fees recognized were $0.7 million compared to $0.4 million for the same period of 2013. Management expects these management fees to grow as it increases the Fund’s New Markets Tax Credit investments.

ATM fee income. This category includes income generated by automated teller machines, or ATMs. The income earned from ATMs increased in the first quarter of 2014 compared to the same period of 2013.

Other. This category includes a variety of other income producing activities, including income generated from trust services, credit cards and wire transfers.

Noninterest Expense

Noninterest expense consists primarily of salary and employee benefits, occupancy and other expenses related to the Company’s operation and expansion. Noninterest expense increased by $1.7 million, or 10.8%, in the first quarter of 2014, compared to the same period in 2013.

The following table presents the components of noninterest expense for the respective periods.

TABLE 12-NONINTEREST EXPENSE

	For the Three Months Ended
			Percent
	March 31,		Increase
(dollars in thousands)	2014	2013	(Decrease)

Salaries and employee benefits	$5,397	$5,607	(3.7)%
Occupancy and equipment expenses	2,584	2,529	2.2
Professional fees	1,899	1,416	34.1
Taxes, licenses and FDIC assessments	1,199	1,058	13.3
Tax credit investment amortization	2,827	1,788	58.1
Write-down of foreclosed assets	166	51	NM
Data processing	1,098	1,048	4.8
Advertising and marketing	578	457	26.5
Other	1,589	1,689	(5.9)

Total noninterest expense	$17,337	$15,643	10.8%

Salaries and employee benefits. These expenses decreased $0.2 million, or 3.7%, during the first quarter of 2014 compared to the same period of 2013. The decrease is due primarily to the increase in FAS 91 deferred salary expense associated with the growth in new loan originations. The Company had 481 full-time equivalent employees at March 31, 2014, compared to 448 employees as of March 31, 2013, an increase of 33 full time equivalent employees or 7.4%. The increase in headcount was due to the growth of the Company.

Occupancy and equipment expenses. Occupancy and equipment expenses, consisting primarily of rent and depreciation, were consistent between the first quarter of 2014 and 2013. The level of the Company’s occupancy expenses is related to the number of branch offices that it maintains and management expects that these expenses will increase as the Company continues to implement its strategic growth plan.

Professional fees. Professional fees increased during the three months ended March 31, 2014 to $1.9 million, compared to $1.4 million for the same period of 2013. The increase of $0.5 million is due primarily to increases in expenses related to the Company’s investment in short-term receivables of $0.3 million and CDE consulting fees of $0.1 million. CDE consulting fees are expected to increase in future periods as the Company continues to increase its investments in tax credit projects.

Taxes, licenses and FDIC assessments. The expenses related to taxes, licenses and FDIC insurance premiums and assessments were higher in the first quarter of 2014 as compared to the same period of 2013. For the three months ended March 31, 2014, these expenses increased $0.1 million, or 13.3% from the same period of 2013. The increase over the comparable three month period is primarily attributable to increases in the FDIC assessment due to the strong growth in the Company’s deposits.

Tax credit investment amortization. Tax credit investment amortization reflects amortization of investments in entities that undertake projects that qualify for tax credits against federal income taxes. At this time, investments are directed at tax credits issued under the Federal New Markets, Federal Historic Rehabilitation and Low-Income Housing Tax Credit programs. The Company amortizes investments related to Federal New Markets, Federal Historic Rehabilitation and Low-Income Housing Tax Credits over the periods the Company is required by tax law (compliance period) or contract to maintain its 99.99% ownership interest in the entity. These periods are 15 years for Low-Income Housing projects, 7 years for Federal New Market projects and 10 years for Federal Historic Rehabilitation projects.

The following table presents the amortization of tax credit investments by type of credit for the respective periods.

TABLE 13-TAX CREDIT AMORTIZATION BY CREDIT TYPE

	For the Three Months Ended
	March 31,
(dollars in thousands)	2014	2013

Low-Income Housing	$541	$475
Federal Historic Rehabilitation	372	182
Federal New Markets	1,914	1,131

Total tax credit amortization	$2,827	$1,788

The significant increases in amortization expense related to Federal Historic Rehabilitation and Federal New Markets Tax Credits reflect the increase in the level of activity as the Company invested in additional projects.

Data processing. Data processing expenses were flat over the three month periods of 2014 and 2013.

Advertising and marketing. Advertising and marketing expenses increased during the first quarter of 2014 when compared to the first quarter of 2013.

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

The Company recognized an income tax benefit for the quarterly period ended March 31, 2014 of $5.0 million, compared to $4.0 million for the same quarterly period in 2013. The increase in income tax benefit for the periods presented was due primarily to the significant increase in Federal New Markets Tax Credits investment activity in 2014 compared to 2013.

The Company expects to experience an effective tax rate below the statutory rate of 35% due primarily to the receipt of Federal New Markets Tax Credits, Low-Income Housing Tax Credits and Federal Historic Rehabilitation Tax Credits.

Although the Company’s ability to continue to access new tax credits in the future will depend, among other factors, on federal and state tax policies, as well as the level of competition for future tax credits, the Company expects to generate the following levels of tax credits over the next six calendar years based only on Federal New Markets and the Low-Income Housing Tax Credit investments that have been made.

TABLE 14-FUTURE TAX CREDITS

	For the Year Ended December 31,
(dollars in thousands)	2014	2015	2016	2017	2018	2019

Federal New Markets	$15,232	$15,599	$15,122	$13,052	$7,002	$3,000

Low-Income Housing	$3,408	$3,684	$3,684	$3,684	$3,684	$3,684

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

The Company evaluates liquidity both at the parent company level and at the bank level. Because First NBC Bank represents the Company’s only material asset, other than cash, the primary sources of funds at the parent company level are cash on hand, dividends paid to the Company from First NBC Bank and the net proceeds of capital offerings. The primary sources of funds at First NBC Bank are deposits, short and long-term funding from the Federal Home Loan Bank (FHLB) or other financial institutions, and principal and interest payments on loans and securities. While maturities and scheduled payments on loans and securities provide an indication of the timing of the receipt of funds, other sources of funds such as loan prepayments and deposit inflows are less predictable as they depend on the effects of changes in interest rates, economic conditions and competition. The primary investing activities are the origination of loans and the purchase of investment securities. If necessary, First NBC Bank has the ability to raise liquidity through additional collateralized borrowings, FHLB advances or the sale of its available-for-sale investment portfolio.

Investing activities are funded primarily by net deposit inflows, principal repayments on loans and securities, and borrowed funds. Gross loans increased to $2.5 billion as of March 31, 2014, from $2.4 billion as of December 31, 2013. At March 31, 2014, First NBC Bank had commitments to make loans of approximately $476.9 million and un-advanced lines of credit and loans of approximately $368.7 million. The Company anticipates that First NBC Bank will have sufficient funds available to meet its current loan originations and other commitments.

At March 31, 2014, total deposits were approximately $2.9 billion, of which approximately $837.1 million were in certificates of deposits of $100,000 or more. Certificates of deposits scheduled to mature in one year or less as of March 31, 2014 totaled approximately $579.1 million while certificates of deposits of $100,000 or more with a maturity of one year or less totaled approximately $401.3 million.

In general, the Company monitors and manages liquidity on a regular basis by maintaining appropriate levels of liquid assets so that funds are available when needed. Excess liquidity is invested in overnight federal funds sold and other short-term investments. As a member of the Federal Home Loan Bank of Dallas, First NBC Bank had access to approximately $455.6 million of available lines of credit secured by qualifying collateral as of March 31, 2014. In addition, First NBC Bank maintains $85.0 million in lines of credit with its correspondent banks to support its liquidity.

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

The Company’s interest sensitivity profile was somewhat asset sensitive as of March 31, 2014, though its base net interest income would increase in the case of either an interest rate increase or decrease. Hedging instruments utilized by First NBC Bank, which consist primarily of interest rate swaps and options, protect the bank in a rising interest rate environment by providing long term funding costs at a fixed interest rate to allow the Bank to continue to fund its projected loan growth. In addition, the bank utilizes interest rate floors in loan pricing to manage interest rate risk in a declining rate environment.

The following table sets forth the net interest income simulation analysis as of March 31, 2014.

TABLE 15-CHANGE IN NET INTEREST INCOME FROM INTEREST RATE CHANGES

Interest Rate Scenario	% Change in Net Interest Income
+300 basis points	8.3%
+200 basis points	7.1%
+100 basis points	3.6%
Base	—
-100 basis points	7.5%

The Company also manages exposure to interest rates by structuring its balance sheet in the ordinary course of business. An important measure of interest rate risk is the relationship of the repricing period of earning assets and interest-bearing liabilities. The more closely the repricing periods are correlated, the less interest rate risk it has. From time to time, the Company may use instruments such as leveraged derivatives, structured notes, interest rate swaps, caps, floors, financial options, financial futures contracts or forward delivery contracts to reduce interest rate risk. As of March 31, 2014, the Company had hedging instruments in the notional amount of $400.0 million with a fair value net liability of $7.1 million and in the notional amount of $115.0 million with a fair value liability of $1.2 million.

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

Since December 31, 2013, there has been no material change in the quantitative or qualitative aspect of our market risk profile. Quantitative and qualitative disclosures about market risk are presented at December 31, 2013 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Additional information at March 31, 2014 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.	Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2014 was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Disclosure controls include review of internal controls that are designed to provide reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and transactions are properly recorded and reported. There have not been any change in the Company’s internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

First NBC Bank Holding Company

Date:	May 15, 2014	By:	/s/ Ashton J. Ryan, Jr.
Ashton J. Ryan, Jr.
President and Chief Executive Officer

Date:	May 15, 2014	By:	/s/ Mary Beth Verdigets
Mary Beth Verdigets
Executive Vice President and Chief Financial Officer