Form 10-Q
period 2014-06-30
First NBC Bank Holding Co
filed 2014-08-14
CIK 1496631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 31, 2014, the registrant had 18,555,172 shares of common stock, par value $1.00 per share, outstanding.

FIRST NBC BANK HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands)	(Unaudited) June 30, 2014	December 31, 2013
Assets
Cash and due from banks	$38,660	$28,140
Short-term investments	24,790	3,502
Investment in short-term receivables	252,460	246,817
Investment securities available for sale, at fair value	280,991	277,719
Investment securities held to maturity	91,075	94,904
Mortgage loans held for sale	5,264	6,577
Loans, net of allowance for loan losses of $37,403 and $32,143, respectively	2,539,681	2,325,634
Bank premises and equipment, net	52,474	51,174
Accrued interest receivable	11,691	10,994
Goodwill and other intangible assets	8,132	8,433
Investment in real estate properties	11,394	10,147
Investment in tax credit entities	111,940	117,684
Cash surrender value of bank-owned life insurance	46,583	26,187
Other real estate	5,190	3,733
Deferred tax asset	61,256	51,191
Other assets	26,827	23,781

Total assets	$3,568,408	$3,286,617

Liabilities and equity
Deposits:
Noninterest-bearing	$340,716	$291,080
Interest-bearing	2,616,803	2,439,727

Total deposits	2,957,519	2,730,807
Short-term borrowings	—	8,425
Repurchase agreements	106,393	75,957
Long-term borrowings	55,110	55,110
Accrued interest payable	6,846	6,682
Other liabilities	33,366	27,777

Total liabilities	3,159,234	2,904,758
Shareholders’ equity:
Preferred stock

Convertible preferred stock Series C – no par value; 1,680,219 shares authorized; 364,983 shares issued and outstanding at June 30, 2014 and December 31, 2013	4,471	4,471
Preferred stock Series D – no par value; 37,935 shares authorized, issued and outstanding at June 30, 2014 and December 31, 2013	37,935	37,935
Common stock- par value $1 per share; 100,000,000 shares authorized; 18,554,499 shares issued and outstanding at June 30, 2014 and 18,514,271 shares issued and outstanding at December 31, 2013	18,554	18,514
Additional paid-in capital	238,241	237,063
Accumulated earnings	125,726	100,389
Accumulated other comprehensive loss, net	(15,755)	(16,515)

Total shareholders’ equity	409,172	381,857
Noncontrolling interest	2	2

Total equity	409,174	381,859

Total liabilities and equity	$3,568,408	$3,286,617

See accompanying notes.

FIRST NBC BANK HOLDING COMPANY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per share data)	2014	2013	2014	2013
Interest income:
Loans, including fees	$33,397	$26,356	$64,496	$52,551
Investment securities	2,378	1,661	4,730	3,292
Investment in short-term receivables	1,391	958	3,086	1,695
Short-term investments	27	59	42	76

	37,193	29,034	72,354	57,614
Interest expense:
Deposits	9,994	8,869	19,653	17,062
Borrowings and securities sold under repurchase agreements	649	910	1,303	1,611

	10,643	9,779	20,956	18,673

Net interest income	26,550	19,255	51,398	38,941
Provision for loan losses	3,000	2,400	6,000	5,000

Net interest income after provision for loan losses	23,550	16,855	45,398	33,941
Noninterest income:
Service charges on deposit accounts	498	462	1,057	960
Investment securities gain, net	56	—	56	306
Gain (loss) on assets sold, net	64	(15)	139	148
Gain on sale of loans, net	70	55	70	278
Cash surrender value income on bank-owned life insurance	237	172	396	350
Income from sales of state tax credits	728	335	1,761	790
Community Development Entity fees earned	196	975	875	1,328
ATM fee income	505	474	978	913
Other	579	280	960	492

	2,933	2,738	6,292	5,565

Noninterest expense:
Salaries and employee benefits	5,942	5,014	11,339	10,621
Occupancy and equipment expenses	2,684	2,437	5,268	4,965
Professional fees	1,511	1,577	3,410	2,993
Taxes, licenses and FDIC assessments	1,343	793	2,542	1,851
Tax credit investment amortization	3,377	2,104	6,204	3,891
Write-down of foreclosed assets	20	61	186	113
Data processing	1,141	1,068	2,239	2,116
Advertising and marketing	556	512	1,134	969
Other	1,994	1,619	3,583	3,307

	18,568	15,185	35,905	30,826

Income before income taxes	7,915	4,408	15,785	8,680
Income tax (benefit) expense	(4,784)	(4,198)	(9,742)	(8,211)

Net income	12,699	8,606	25,527	16,891
Less net income attributable to noncontrolling interests	—	—	—	—

Net income attributable to Company	12,699	8,606	25,527	16,891
Less preferred stock dividends	(95)	(95)	(190)	(190)
Less earnings allocated to participating securities	(243)	(455)	(489)	(994)

Income available to common shareholders	$12,361	$8,056	$24,848	$15,707

Earnings per common share – basic	$0.67	$0.51	$1.34	$1.09

Earnings per common share – diluted	$0.65	$0.49	$1.31	$1.06

See accompanying notes.

FIRST NBC BANK HOLDING COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Net income	$12,699	$8,606	$25,527	$16,891
Other comprehensive income (loss):
Fair value of derivative instruments, designated as cash flow hedges:
Change in fair value of derivative instruments designated as cash flow hedges during the period, before tax	(3,661)	5,645	(8,767)	6,798
Unrealized gains (loss) on investment securities:
Unrealized gains (loss) on investment securities arising during the period	4,213	(14,838)	9,724	(16,924)
Less: reclassification adjustment for gains included in net income	(56)	—	(56)	(305)
Amortization of unrealized net loss on securities transferred from available for sale to held to maturity	165	—	269	—

Unrealized gains (loss) on investment securities, before tax	4,322	(14,838)	9,937	(17,229)

Other comprehensive income (loss), before taxes	661	(9,193)	1,170	(10,431)
Income tax expense (benefit) related to items of other comprehensive income (loss)	231	(3,217)	410	(3,651)

Other comprehensive income (loss), net of tax	430	(5,976)	760	(6,780)

Comprehensive income	$13,129	$2,630	$26,287	$10,111

Comprehensive income attributable to preferred shareholders	(95)	(95)	(190)	(190)
Comprehensive income attributable to participating securities	(243)	(455)	(489)	(994)

Comprehensive income available to common shareholders	$12,791	$2,080	$25,608	$8,927

See accompanying notes.

FIRST NBC BANK HOLDING COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands)	Preferred Stock Series C	Preferred Stock Series D	Common Stock	Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Non-Controlling Interest	Total Equity

Balance, December 31, 2012 (1)	$11,231	$37,935	$13,052	$128,984	$59,825	$(2,926)	$248,101	$1	$248,102
Net income	—	—	—	—	16,891	—	16,891	—	16,891

Other comprehensive income	—	—	—	—	—	(6,780)	(6,780)	—	(6,780)

Share-based compensation	—	—	—	567	—	—	567	—	567

Issuance of common stock	—	—	4,808	99,692	—	—	104,500	—	104,500

Preferred stock dividends	—	—	—	—	(190)	—	(190)	—	(190)

Balance, June 30, 2013	$11,231	$37,935	$17,860	$229,243	$76,526	$(9,706)	$363,089	$1	$363,090

Balance, December 31, 2013 (1)	$4,471	$37,935	$18,514	$237,063	$100,389	$(16,515)	$381,857	$2	$381,859
Net income	—	—	—	—	25,527	—	25,527	—	25,527
Other comprehensive income	—	—	—	—	—	760	760	—	760
Share-based compensation	—	—	—	625	—	—	625	—	625
Issuance of common stock:
Stock option and director plans	—	—	40	553	—	—	593	—	593
Preferred stock dividends	—	—	—	—	(190)	—	(190)	—	(190)

Balance, June 30, 2014	$4,471	$37,935	$18,554	$238,241	$125,726	$(15,755)	$409,172	$2	$409,174

(1)	Balances as of December 31, 2012 and December 31, 2013 are audited.

See accompanying notes.

FIRST NBC BANK HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
(In thousands)	2014	2013
Operating activities
Net income	$25,527	$16,891
Adjustments to reconcile net income to net cash provided by operating activities:
Noncontrolling interest	—	—
Deferred tax benefit	(9,742)	(8,211)
Amortization of tax credit investments	6,204	3,891
Net discount accretion or premium amortization	(10)	1,654
Gain on sale of investment securities	(56)	(306)
Gain on assets sold	(139)	(148)
Write-down of foreclosed assets	186	113
Proceeds from sale of mortgage loans held for sale	34,919	51,304
Mortgage loans originated and held for sale	(33,606)	(39,033)
Gain on sale of loans	(70)	(278)
Provision for loan losses	6,000	5,000
Depreciation and amortization	1,751	1,465
Share-based and other compensation expense	625	567
Increase in cash surrender value of bank-owned life insurance	(20,396)	(350)
Decrease in receivables from sales of investments	—	16,909
Changes in operating assets and liabilities:
Change in other assets	(5,553)	(893)
Change in accrued interest receivable	(697)	(1,222)
Change in accrued interest payable	164	676
Change in other liabilities	(2,752)	7,728

Net cash provided by operating activities	2,355	55,757

Investing activities
Purchases of available for sale investment securities	(14,484)	(91,928)
Proceeds from sales of available for sale investment securities	4,700	37,385
Proceeds from maturities, prepayments, and calls of available for sale investment securities	16,488	77,354
Proceeds from sales of held to maturity securities	2,650	—
Proceeds from maturities, prepayments, and calls of held to maturity securities	1,171	—
Net change in investments in short-term receivables	(5,643)	(95,822)
Reimbursement of investment in tax credit entities	8,000	262
Purchases of investments in tax credit entities	(8,460)	(16,068)
Loans originated, net of repayments	(223,456)	(180,783)
Proceeds from sale of bank premises and equipment	—	175
Purchases of bank premises and equipment	(2,751)	(3,937)
Proceeds from disposition of real estate owned	2,283	758

Net cash used in investing activities	(219,502)	(272,604)

Financing activities
Net change in repurchase agreements	30,436	36,667
Repayment of borrowings	(8,425)	(41,800)
Net increase in deposits	226,541	244,296
Proceeds from sale of common stock	593	104,500
Dividends paid	(190)	(190)

Net cash provided by financing activities	248,955	343,473

Net change in cash, due from banks, and short-term investments	31,808	126,626
Cash, due from banks, and short-term investments at beginning of period	31,642	36,012

Cash, due from banks, and short-term investments at end of period	$63,450	$162,638

See accompanying notes.

FIRST NBC BANK HOLDING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of First NBC Bank Holding Company (Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month and six-month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Company’s audited financial statements, including the notes thereto, which were filed with the Securities and Exchange Commission as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Recent Accounting Pronouncements

ASU No. 2014-11

In June 2014, the FASB issued ASU No. 2014-11 Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, which requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty that will result in secured borrowing accounting for the repurchase agreement. The ASU requires new disclosures for repurchase agreements, securities lending transactions and repurchase-to-maturity transactions that are accounted for as secured borrowings. These disclosures include information about the types of assets pledged and the relationship between those assets and the related obligation to return the proceeds. The ASU also requires new disclosures for transfers of financial assets that are accounted for as sales that involve an agreement with the transferee entered into in contemplation of the initial transfer that result in the transferor retaining substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The accounting and disclosure changes are effective for annual periods beginning after December 15, 2014. The Company is evaluating the adoption of this ASU and has not determined the impact on the Company’s financial condition or results of operations.

ASU No. 2014-09

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 205): An Amendment of the FASB Accounting Standards Codification, which clarifies the principles for recognizing revenue from contracts with customers. The new accounting guidance, which does not apply to financial instruments, is effective on a retrospective basis for annual reporting periods beginning after December 15, 2016, with early adoption not permitted. The Company does not expect the new guidance to have a material impact on its consolidated financial condition or results of operation.

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

2. Earnings Per Share

The following sets forth the computation of basic net income per common share and diluted net income per common share:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2014	2013	2014	2013

Basic: Income available to common shareholders	$12,361	$8,056	$24,848	$15,707

Weighted-average common shares outstanding	18,526,705	15,912,118	18,518,078	14,482,871

Basic earnings per share	$0.67	$0.51	$1.34	$1.09

Diluted: Income available to common shareholders	$12,361	$8,056	$24,848	$15,707

Weighted-average common shares outstanding	18,526,705	15,912,118	18,518,078	14,482,871
Effect of dilutive securities:
Stock options outstanding	384,672	346,431	391,094	264,079
Warrants	116,638	87,597	117,769	71,902

Weighted-average common shares outstanding – assuming dilution	19,028,015	16,346,146	19,026,941	14,818,852

Diluted earnings per share	$0.65	$0.49	$1.31	$1.06

3. Investment Securities

The amortized cost and market values of investment securities, with gross unrealized gains and losses, as of June 30, 2014 and December 31, 2013, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Market Value
			Less Than One Year	Greater Than One Year
June 30, 2014
Available for sale:
U.S. government agency securities	$153,896	$769	$—	$(6,451)	$148,214
U.S. Treasury securities	13,021	—	—	(547)	12,474
Municipal securities	18,785	188	(182)	—	18,791
Mortgage-backed securities	65,490	728	(1,258)	—	64,960
Corporate bonds	36,672	539	(8)	(651)	36,552

	$287,864	$2,224	$(1,448)	$(7,649)	$280,991

Held to maturity:
Municipal securities	$41,332	$1,509	$(16)	$—	$42,825
Mortgage-backed securities	49,743	725	(1,883)	—	48,585

	$91,075	$2,234	$(1,899)	$—	$91,410

December 31, 2013
Available for sale:
U.S. government agency securities	$163,964	$81	$(10,991)	$(1,731)	$151,323
U.S. Treasury securities	13,022	—	(873)	—	12,149
Municipal securities	23,240	140	(213)	—	23,167
Mortgage-backed securities	57,010	447	(1,897)	(16)	55,544
Corporate bonds	37,023	395	(1,677)	(205)	35,536

	$294,259	$1,063	$(15,651)	$(1,952)	$277,719

Held to maturity:
Municipal securities	$44,294	$94	$(398)	$—	$43,990
Mortgage-backed securities	50,610	12	(3,646)	—	46,976

	$94,904	$106	$(4,044)	$—	$90,966

During 2013, the Company transferred securities with a fair value of $95.4 million from available for sale to held to maturity. Management determined it had both the positive intent and ability to hold these securities until maturity. The reclassified securities consisted of municipal and mortgage-backed securities and were transferred due to movements in interest rates. The securities were reclassified at fair value at the time of transfer and represented a non-cash transaction. Accumulated other comprehensive income included pre-tax unrealized losses of $5.9 million on these securities at the date of transfer. As of June 30, 2014, $5.4 million of pre-tax unrealized losses on these securities were included in accumulated other comprehensive income. These unrealized losses and offsetting other comprehensive income components are being amortized into net interest income over the remaining life of the related securities as a yield adjustment, resulting in no impact on future net income.

As of June 30, 2014 and December 31, 2013, the Company had 46 and 88 securities, respectively, that were in a loss position. The unrealized losses for each of the 46 securities relate to market interest rate changes. The Company has considered the current market for the securities in a loss position, as well as the severity and duration of the impairments, and expects that the value will recover. As of June 30, 2014, management does not intend to sell these investments until the fair value exceeds amortized cost and it is more likely than not the Company will not be required to sell debt securities before the anticipated recovery of the amortized cost basis of the security; thus, the impairment is determined not to be other-than-temporary.

The amortized cost and estimated market values by contractual maturity of investment securities as of June 30, 2014 and December 31, 2013 are shown in the following table (in thousands). Mortgage-backed securities have been allocated based on expected maturities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2014			December 31, 2013
	Weighted Average Yield	Amortized Cost	Estimated Market Value	Weighted Average Yield	Amortized Cost	Estimated Market Value
Available for sale:
Due in one year or less	1.91%	$3,556	$3,638	1.39%	$12,340	$12,368
Due after one year through five years	2.69	82,862	83,688	2.58	64,790	65,038
Due after five years through ten years	2.05	163,382	157,845	2.12	180,362	168,243
Due after ten years	3.00	38,064	35,820	3.17	36,767	32,070

Total securities	2.36%	$287,864	$280,991	2.30%	$294,259	$277,719

Held to maturity:
Due in one year or less	3.88%	$2,045	$2,028	1.76%	$1,007	$1,007
Due after one year through five years	3.73	13,192	13,463	2.60	18,101	17,539
Due after five years through ten years	3.81	35,616	36,987	3.70	37,591	37,137
Due after ten years	3.11	40,222	38,932	3.41	38,205	35,283

Total securities	3.49%	$91,075	$91,410	3.35%	$94,904	$90,966

Securities with estimated market values of $299.5 million and $204.3 million at June 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and long-term borrowings.

Proceeds from sales of securities for the six months ended June 30, 2014 and June 30, 2013 were $7.4 million and $37.4 million, respectively. Gross gains of $0.2 million and $0.5 million were realized on these sales for the six months ended June 30, 2014 and June 30, 2013, respectively. There were gross losses of $0.1 million and $0.2 million for the six months ended June 30, 2014 and June 30, 2013, respectively.

4. Loans

Major classifications of loans at June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30, 2014	December 31, 2013
Commercial real estate loans:
Construction	$279,303	$203,369
Mortgage(1)	1,164,994	1,118,048

	1,444,297	1,321,417
Consumer real estate loans:
Construction	9,904	8,986
Mortgage	123,975	115,307

	133,879	124,293
Commercial and industrial loans	946,896	868,469
Loans to individuals, excluding real estate	21,125	16,345
Nonaccrual loans	20,218	16,396
Other loans	10,669	10,857

	2,577,084	2,357,777
Less allowance for loan losses	(37,403)	(32,143)

Loans, net	$2,539,681	$2,325,634

(1)	Included in commercial real estate loans, mortgage, are owner-occupied real estate loans of $354.5 million at June 30, 2014 and $364.9 million at December 31, 2013.

A summary of changes in the allowance for loan losses during the six months ended June 30, 2014 and June 30, 2013 is as follows (in thousands):

	June 30, 2014	June 30, 2013
Balance, beginning of period	$32,143	$26,977
Provision charged to operations	6,000	5,000
Charge-offs	(769)	(4,316)
Recoveries	29	87

Balance, end of period	$37,403	$27,748

The allowance for loan losses and recorded investment in loans, including loans acquired with deteriorated credit quality as of the dates indicated are as follows (in thousands):

June 30, 2014
	Construction	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Other Consumer	Total
Allowance for loan losses:
Beginning balance	$2,790	$13,780	$2,656	$12,677	$240	$32,143
Charge-offs	(4)	(396)	(43)	(254)	(72)	(769)
Recoveries	—	1	—	18	10	29
Provision	1,276	1,278	676	2,690	80	6,000

Ending balance	$4,062	$14,663	$3,289	$15,131	$258	$37,403

Ending balances:
Individually evaluated for impairment	$33	$1,772	$964	$2,400	$1	$5,170

Collectively evaluated for impairment	$4,029	$12,891	$2,325	$12,731	$257	$32,233

Loans receivable:
Ending balance-total	$289,382	$1,178,199	$126,368	$961,908	$21,227	$2,577,084

Ending balances:
Individually evaluated for impairment	$303	$12,809	$2,567	$4,438	$3	$20,120

Collectively evaluated for impairment	$289,079	$1,165,390	$123,801	$957,470	$21,224	$2,556,964

June 30, 2013
	Construction	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Other Consumer	Total
Allowance for loan losses:
Beginning balance	$2,004	$10,716	$2,450	$11,675	$132	$26,977
Charge-offs	—	(135)	(24)	(4,014)	(143)	(4,316)
Recoveries	—	11	—	56	20	87
Provision	552	2,290	442	1,505	211	5,000

Ending balance	$2,556	$12,882	$2,868	$9,222	$220	$27,748

Ending balances:
Individually evaluated for impairment	$200	$1,353	$566	$952	$—	$3,071

Collectively evaluated for impairment	$2,356	$11,529	$2,302	$8,270	$220	$24,677

Loans receivable:
Ending balance-total	$182,577	$1,075,276	$108,712	$710,478	$17,150	$2,094,193

Ending balances:
Individually evaluated for impairment	$803	$7,222	$2,922	$2,932	$—	$13,879

Collectively evaluated for impairment	$181,774	$1,068,054	$105,790	$707,546	$17,150	$2,080,314

Credit quality indicators on the Company’s loan portfolio, including loans acquired with deteriorated credit quality, as of the dates indicated were as follows (in thousands).

	June 30, 2014
	Pass and Pass/Watch	Special Mention	Substandard	Doubtful	Total
Construction	$276,453	$3	$12,926	$—	$289,382
Commercial real estate	1,122,316	1,632	54,251	—	1,178,199
Consumer real estate	122,006	64	4,298	—	126,368
Commercial and industrial	953,411	16	8,481	—	961,908
Other consumer	21,044	8	175	—	21,227

Total loans	$2,495,230	$1,723	$80,131	$—	$2,577,084

	December 31, 2013
	Pass and Pass/Watch	Special Mention	Substandard	Doubtful	Total
Construction	$197,951	$4	$14,475	$—	$212,430
Commercial real estate	1,073,339	1,720	53,122	—	1,128,181
Consumer real estate	113,037	185	4,431	—	117,653
Commercial and industrial	873,547	17	9,547	—	883,111
Other consumer	16,251	9	142	—	16,402

Total loans	$2,274,125	$1,935	$81,717	$—	$2,357,777

The table above as of June 30, 2014 includes $5.6 million of substandard loans and no special mention loans which are loans acquired with deteriorated credit quality. As of December 31, 2013, included in the above table were $7.4 million of substandard loans and $1.6 million of special mention loans which are loans acquired with deteriorated credit quality.

The above classifications follow regulatory guidelines and can generally be described as follows:

•	Pass and pass/watch loans are of satisfactory quality.

•	Special mention loans have an existing weakness that could cause future impairment, including the deterioration of financial ratios, past due status, questionable management capabilities, and possible reduction in the collateral values.

•	Substandard loans have an existing specific and well-defined weakness that may include poor liquidity and deterioration of financial ratios. The loan may be past due and related deposit accounts experiencing overdrafts. Immediate corrective action is necessary.

•	Doubtful loans have specific weaknesses that are severe enough to make collection or liquidation in full highly questionable and improbable.

Age analysis of past due loans, including loans acquired with deteriorated credit quality, as of the dates indicated were as follows (in thousands):

	June 30, 2014
	Greater Than 30 and Fewer Than 90 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
Construction	$601	$175	$776	$288,606	$289,382
Commercial real estate	225	9,970	10,195	1,168,004	1,178,199
Consumer real estate	1,679	2,235	3,914	122,454	126,368

Total real estate loans	2,505	12,380	14,885	1,579,064	1,593,949

Other loans:
Commercial and industrial	1,476	4,403	5,879	956,029	961,908
Other consumer	274	90	364	20,863	21,227

Total other loans	1,750	4,493	6,243	976,892	983,135

Total loans	$4,255	$16,873	$21,128	$2,555,956	$2,577,084

	December 31, 2013
	Greater Than 30 and Fewer Than 90 Days	90 Days and Greater Past	Total Past	Current
	Past Due	Due	Due	Loans	Total Loans
Real estate loans:
Construction	$15	$75	$90	$212,430	$212,520
Commercial real estate	2,935	7,642	10,577	1,117,514	1,128,091
Consumer real estate	1,260	2,166	3,426	114,227	117,653

Total real estate loans	4,210	9,883	14,093	1,444,171	1,458,264

Other loans:
Commercial and industrial	3,076	1,281	4,357	878,754	883,111
Other consumer	488	207	695	15,707	16,402

Total other loans	3,564	1,488	5,052	894,461	899,513

Total loans	$7,774	$11,371	$19,145	$2,338,632	$2,357,777

In the table above there were no tuition loans included with other consumer loans 90 days and greater past due as of June 30, 2014 and $0.2 million of tuition loans included with other consumer loans 90 days and greater past due as of December 31, 2013. These loans are cash secured and the Company has a right of offset against the guarantors’ deposit account when the loans are 120 days past due.

The following is a summary of information pertaining to impaired loans, which consist primarily of nonaccrual loans, excluding loans acquired with deteriorated credit quality, as of the periods indicated (in thousands):

	June 30, 2014
	Recorded Investment	Contractual Balance	Related Allowance
With no related allowance recorded:
Construction	$48	$48	$—
Commercial real estate	6,836	7,209	—
Consumer real estate	1,981	1,993	—
Commercial and industrial	484	484	—
Other consumer	—	—	—

Total	$9,349	$9,734	$—

With an allowance recorded:
Construction	$255	$255	$33
Commercial real estate	5,973	6,187	1,772
Consumer real estate	586	611	964
Commercial and industrial	3,954	4,006	2,400
Other consumer	3	3	1

Total	$10,771	$11,062	$5,170

Total impaired loans:
Construction	$303	$303	$33
Commercial real estate	12,809	13,396	1,772
Consumer real estate	2,567	2,604	964
Commercial and industrial	4,438	4,490	2,400
Other consumer	3	3	1

Total	$20,120	$20,796	$5,170

	December 31, 2013
	Recorded Investment	Contractual Balance	Related Allowance
With no related allowance recorded:
Construction	$48	$48	$—
Commercial real estate	1,864	1,984	—
Consumer real estate	534	534	—
Commercial and industrial	854	874	—
Other consumer	—	—	—

Total	$3,300	$3,440	$—

With an allowance recorded:
Construction	$751	$751	$176
Commercial real estate	3,339	3,367	548
Consumer real estate	644	644	765
Commercial and industrial	13,279	13,280	5,453
Other consumer	—	—	—

Total	$18,013	$18,042	$6,942

Total impaired loans:
Construction	$799	$799	$176
Commercial real estate	5,203	5,351	548
Consumer real estate	1,178	1,178	765
Commercial and industrial	14,133	14,154	5,453
Other consumer	—	—	—

Total	$21,313	$21,482	$6,942

	For the Three Months Ended
	June 30, 2014		June 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction	$48	$1	$48	$—
Commercial real estate	5,716	35	1,903	47
Consumer real estate	1,981	—	1,566	7
Commercial and industrial	782	5	1,307	8
Other consumer	—	—	—	—

Total	$8,527	$41	$4,824	$62

With an allowance recorded:
Construction	$311	$3	$753	$11
Commercial real estate	6,408	—	4,390	211
Consumer real estate	652	3	1,075	1
Commercial and industrial	3,536	—	5,230	—
Other consumer	3	—	—

Total	$10,910	$6	$11,448	$223

Total impaired loans:
Construction	$359	$4	$801	$11
Commercial real estate	12,124	35	6,293	258
Consumer real estate	2,633	3	2,641	8
Commercial and industrial	4,318	5	6,537	8
Other consumer	3	—	—	—

Total	$19,437	$47	$16,272	$285

	For the Six Months Ended
	June 30, 2014		June 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction	$24	$1	$48	$1
Commercial real estate	5,549	116	1,953	65
Consumer real estate	1,977	—	1,191	7
Commercial and industrial	792	33	1,011	30
Other consumer	—	—	—	—

Total	$8,342	$150	$4,203	$103

With an allowance recorded:
Construction	$283	$11	$753	$—
Commercial real estate	5,764	3	4,259	211
Consumer real estate	802	10	859	2
Commercial and industrial	3,430	—	7,522	43
Other consumer	—	—	—	—

Total	$10,279	$24	$13,393	$256

Total impaired loans:
Construction	$307	$12	$801	$1
Commercial real estate	11,313	119	6,212	276
Consumer real estate	2,779	10	2,050	9
Commercial and industrial	4,222	33	8,533	73
Other consumer	—	—	—	—

Total	$18,621	$174	$17,596	$359

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

As of June 30, 2014, there were no loans that were past due 90 days or more that were still accruing interest, and $0.2 million in cash secured tuition loans that were past due 90 days or more still accruing interest as of December 31, 2013.

The following is a summary of information pertaining to nonaccrual loans as of the periods indicated (in thousands):

	June 30, 2014	December 31, 2013
Nonaccrual loans:
Construction	$174	$75
Commercial real estate	13,205	10,133
Consumer real estate	2,393	2,347
Commercial and industrial	4,343	3,784
Other consumer	103	57

	$20,218	$16,396

As of June 30, 2014 and December 31, 2013, the average recorded investment in nonaccrual loans was $18.2 million and $17.9 million, respectively. The amount of interest income that would have been recognized on nonaccrual loans based on contractual terms was $0.5 million and $1.0 million at June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired.

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

The following is a summary of changes in the accretable yields of acquired loans as of the periods indicated as follows (in thousands):

	June 30, 2014	June 30, 2013
Balance, beginning of period	$170	$628
Acquisition	—	—
Net transfers from nonaccretable difference to accretable yield	816	45
Accretion	(777)	(323)

Balance, end of period	$209	$350

Information about the Company’s troubled debt restructurings (TDRs) at June 30, 2014 and June 30, 2013 is presented in the following tables (in thousands).

	Current	Greater Than 30 Days Past Due	Nonaccrual TDRs	Total Loans
As of June 30, 2014
Real estate loans:
Construction	$303	$—	$—	$303
Commercial real estate	355	—	102	457
Consumer real estate	616	—	139	755

Total real estate loans	1,274	—	241	1,515
Other loans:
Commercial and industrial	305	—	—	305

Total loans	$1,579	$—	$241	$1,820

As of June 30, 2013
Real estate loans:
Construction	$47	$—	$—	$47
Commercial real estate	275	—	101	376
Consumer real estate	636		141	777

Total real estate loans	958	—	242	1,200
Other loans:
Commercial and industrial	361	—	—	361

Total loans	$1,319	$—	$242	$1,561

The Company had $1.9 million in TDRs as of December 31, 2013, of which $0.2 million were nonaccrual TDRs. There were no TDRs modified during the three and six months ended June 30, 2014 and June 30, 2013.

A summary of information pertaining to modified terms of loans, as of the dates indicated, is as follows:

	As of June 30, 2014
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled debt restructuring:
Construction	2	$303	$303
Commercial real estate	3	457	457
Consumer real estate	3	755	755
Commercial and industrial	1	305	305

	9	$1,820	$1,820

	As of June 30, 2013
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled debt restructuring:
Construction	1	$47	$47
Commercial real estate	3	376	376
Consumer real estate	3	777	777
Commercial and industrial	1	361	361

	8	$1,561	$1,561

None of the performing TDRs defaulted subsequent to the restructuring through the date the financial statements were available to be issued.

As of June 30, 2014 and December 31, 2013, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired or as a TDR.

5. Investments in Tax Credit Entities

NMTC

Investment in Bank Owned CDE

During June 2014, the Company was notified that FNBC CDE had not been awarded an allocation of Federal New Markets Tax Credits (NMTC). FNBC CDE has received allocations of Federal NMTC, totaling $118.0 million over a three year period beginning in 2011. These allocations generated $46.0 million in tax credits. The Federal NMTC program is administered by the Community Development Financial Institutions Fund of the U.S. Treasury and is aimed at stimulating economic and community development and job creation in low-income communities. The program provides federal tax credits to investors who make qualified equity investments (QEIs) in a CDE. The CDE is required to invest the proceeds of each QEI in projects located in or benefitting low-income communities, which are generally defined as those census tracts with poverty rates greater than 20% and/or median family incomes that are less than or equal to 80% of the area median family income.

The credit provided to the investor totals 39% of each QEI in a CDE and is claimed over a seven-year credit allowance period. In each of the first three years, the investor receives a credit equal to 5% of the total amount invested in the project. For each of the remaining four years, the investor receives a credit equal to 6% of the total amount invested in the project. The Company is eligible to receive up to $46.0 million in tax credits over the seven-year credit allowance period, beginning with the period in which the QEI was made, for its QEI of $118.0 million. Through June 30, 2014, FNBC CDE has invested in allocations of $118.0 million, of which $42.6 million of the awards was invested by the Company and $75.4 million was invested by other investors and leverage lenders, which include the Company. These investments generate a total Federal NMTC of approximately $46.0 million, of which $10.4 million has been recognized by the Company through December 31, 2013, $6.1 million in tax benefits is expected to be recognized during 2014, and $29.5 million remains available to be earned over five years beginning in 2015, subject to continuing compliance with applicable regulations. The Federal NMTCs claimed by the Company, with respect to each QEI, remain subject to recapture over each QEI’s credit allowance period upon the occurrence of any of the following:

•	FNBC CDE does not invest substantially all (generally defined as 85%) of the QEI proceeds in qualified low income community investments;

•	FNBC CDE ceases to be a CDE; or

•	FNBC CDE redeems its QEI investment prior to the end of the current credit allowance period.

The Company also made loans unrelated to the generation and use of tax credits related to these real estate projects totaling $47.5 million and $36.5 million at June 30, 2014 and December 31, 2013, respectively. These loans are subject to the Company’s normal underwriting criteria and all loans were performing according to their contractual term at June 30, 2014.

At June 30, 2014 and December 31, 2013, none of the above recapture events had occurred, nor, in the opinion of management, are such events anticipated to occur in the foreseeable future. As of June 30, 2014, FNBC CDE had total assets of $122.1 million, consisting of cash of $7.6 million, loans of $108.3 million and other assets of $6.2 million, with liabilities of $0.3 million and capital of $121.8 million.

Investments in Non-Bank Owned CDEs

The Company is also a limited partner in several tax-advantaged limited partnerships and a shareholder in several C corporations whose purpose is to invest in approved Federal NMTC and state projects that are CDEs and that are not associated with FNBC CDE. At June 30, 2014, the Company had $44.6 million invested in state and federal partnerships and C corporations. These investments generated $60.5 million in Federal NMTC, of which $27.2 million had been recognized by the Company through December 31, 2013, $9.2 million is expected to be recognized during 2014, and $24.1 million is expected to be recognized in periods after 2014. Based on the structure of these transactions, the Company expects to recover its investment totaling $44.6 million solely through use of the tax credits that were generated by the investments. As such, the investment in these entities will be amortized on a straight-line basis over the period over which the Company holds its investment (approximately seven years). The Company also made loans unrelated to the generation and use of tax credits related to these real estate projects totaling $41.9 million and $45.3 million at June 30, 2014 and December 31, 2013, respectively. These loans are subject to the Company’s normal underwriting criteria and all loans were performing according to their contractual term at June 30, 2014.

Low-Income Housing Tax Credits

The Company is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved Low-Income Housing tax credit projects. At June 30, 2014 and December 31, 2013, the Company had $37.6 million and $40.0 million, respectively, invested in these partnerships, which are expected to generate Low-Income Housing tax credits of approximately $55.3 million. Of that amount, $9.5 million had been recognized through December 31, 2013, $3.5 million is expected to be recognized during 2014, and $42.3 million is expected to be recognized in periods after 2014. Based on the structure of these transactions, the Company expects to recover its remaining investments of $37.6 million at June 30, 2014 solely through use of the tax credits that were generated by the investments. As such, the investment in these partnerships will be amortized on a straight-line basis over the period for which the Company maintains its 99.99% interest in the property (approximately 15 years). The Company also made loans unrelated to the generation and use of tax credits related to these real estate projects totaling $41.9 million and $42.0 million at June 30, 2014 and December 31, 2013, respectively. These loans are subject to the Company’s normal underwriting criteria and all loans were performing according to their contractual terms at June 30, 2014.

Federal Historic Rehabilitation Tax Credits

The Company is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved Federal Historic Rehabilitation tax credit projects. At June 30, 2014 and December 31, 2013, the Company had $24.1 million and $16.5 million, respectively, invested in these partnerships. These investments are expected to generate Federal Historic Rehabilitation tax credits of $27.0 million. Of that amount, $17.8 million had been recognized through December 31, 2013 and $9.2 million is expected to be recognized during 2014. Based on the structure of these transactions, the Company expects to recover its investments totaling $24.1 million at June 30, 2014 solely through use of the tax credits that were generated by the investments. As such, these amounts will be amortized on a straight-line basis over the period during which the Company retains its 99.9% interest in the property (approximately 10 years). The Company also made loans unrelated to the generation and use of tax credits related to these real estate projects totaling $3.3 million at June 30, 2014. These loans are subject to the Company’s normal underwriting criteria and all loans were performing according to their contractual terms at June 30, 2014.

6. Derivative - Interest Rate Swap Agreements

Interest Rate Swaps. During 2012, the Company entered into a delayed interest rate swap with Counterparty A to manage exposure to future interest rate risk through modification of the Company’s net interest sensitivity to levels deemed to be appropriate. The Company entered this interest rate swap agreement to convert a portion of its forecasted variable-rate debt to a fixed rate, which is a cash flow hedge of a forecasted transaction. The total notional amount of the derivative contract is $115.0 million.

During 2013, the Company entered into a delayed interest rate swap with Counterparty B to manage exposure against the variability in the expected future cash flows attributed to changes in the benchmark interest rate on a portion of its variable-rate debt. The Company entered this interest rate swap agreement to convert a portion of its variable-rate debt to a fixed rate, which is a cash flow hedge of a forecasted transaction. The total notional amount of the derivative contract is $150.0 million.

For the six months ended June 30, 2014, the Company has not reclassified into earnings any gain or loss as a result of the discontinuance of cash flow hedges because it was probable the original forecasted transaction would not occur by the end of the originally specified term.

At June 30, 2014, no amount of the derivatives will mature within the next 12 months. The Company does not expect to reclassify any amount from accumulated other comprehensive income into interest income over the next 12 months for derivatives that will be settled.

For the six months ended June 30, 2014, a loss of $3.3 million (net of income taxes) has been recognized in other comprehensive income on the delayed interest rate swap with Counterparty A. For the six months ended June 30, 2013, a gain of $4.4 million (net of income taxes) has been recognized in other comprehensive income. The fair value of the derivative liability of $3.9 million as of June 30, 2014 has been recognized in other liabilities in the accompanying consolidated balance sheets. The fair value of the derivative asset was $1.2 million as of December 31, 2013 and has been recognized in other assets in the accompanying consolidated balance sheets. No amounts of gains or losses have been reclassified from accumulated comprehensive income nor have any amounts of gains or losses been recognized due to ineffectiveness of a portion of the derivative.

Pursuant to the interest rate swap agreement with Counterparty A, the Company pledged collateral to the counterparty in the form of investment securities totaling $12.5 million (with a fair value at June 30, 2014 of $12.1 million), which has been presented gross in the Company’s balance sheet.

Interest Rate-Prime Swaps. During 2013, the Company entered into four interest rate swaps with Counterparty B to manage exposure against the variability in the expected future cash flows on the designated Prime, Prime plus 1%, Prime plus 1% floored at 5% and Prime plus 1% floored at 5.5% pools of its floating rate loan portfolio (the Prime Hedges). The Company entered into the interest rate swap agreements to hedge the cash flows from these pools of its floating rate loan portfolio, which is expected to offset the variability in the expected future cash flows attributable to the fluctuations in the daily weighted average Wall Street Journal Prime index, which is a cash flow hedge of a forecasted transaction. The total notional amount of the prime hedges is $250.0 million.

For the six months ended June 30, 2014 and the year ended December 31, 2013, the Company has not reclassified into earnings any gain or loss as a result of the discontinuance of cash flow hedges because it was probable the original forecasted transaction would not occur by the end of the originally specified term.

At June 30, 2014, no amount of the derivative will mature within the next 12 months. The Company does not expect to reclassify any amount from accumulated other comprehensive income into interest income over the next 12 months for derivatives that will be settled.

The Company entered into a master netting arrangement with Counterparty B whereby the delayed interest rate swap and Prime Hedges would be settled net.

For the six months ended June 30, 2014, a loss of $2.5 million (net of income taxes) has been recognized on the Prime Hedges and delayed interest rate swap with Counterparty B in other comprehensive income. For the six months ended June 30, 2013, no amounts related to the Prime Hedges and delayed interest swap were recognized in other comprehensive income. The gross fair value of the derivative liability of $10.2 million for the delayed interest rate swap and the gross fair value of the derivative asset of $2.1 million for the Prime Hedges have been recognized as a net $8.1 million derivative liability in other liabilities in the accompanying consolidated balance sheets as of June 30, 2014. The gross fair values of the derivative liabilities were $2.0 million for the delayed interest rate swap and $2.3 million for the Prime Hedges as of December 31, 2013 and have been recognized in other liabilities in the accompanying consolidated balance sheets. No amounts of gains or losses have been reclassified from accumulated comprehensive income nor have any amounts of gains or losses been recognized due to ineffectiveness of a portion of the derivative as of June 30, 2014 and December 31, 2013, respectively.

Pursuant to the interest rate swap agreements described above with Counterparty B, the Company pledged collateral in the form of investment securities totaling $82.5 million (with a fair value at June 30, 2014 of $79.6 million), which has been presented gross in the Company’s balance sheet. There was no collateral posted from the counterparty to the Company as of June 30, 2014.

7. Income Taxes

The income tax benefit on the statement of income for the six months ended June 30, 2014 and 2013 was as follows (in thousands):

	June 30, 2014	June 30, 2013
Current tax benefit	$—	$—
Deferred tax benefit	(9,742)	(8,211)

Total tax benefit	$(9,742)	$(8,211)

The amount of taxes in the accompanying consolidated statements of income is different from the expected amount using statutory federal income tax rates primarily due to the effect of various tax credits. As discussed in Note 5, the Company earns Federal NMTC, Federal Historic Rehabilitation, and Low-Income Housing tax credits, which reduce the Company’s federal income tax liability or create a carryforward as applicable. The Company is also required to reduce its tax basis of the investment in certain of the projects that generated the Federal NMTC or Federal Historic Rehabilitation tax credits by the amount of the credit generated in that year. In the opinion of management, no valuation allowance was required for the net deferred tax assets at June 30, 2014 as the amounts will more likely than not be realized as reductions of future taxable income or by utilizing available tax planning strategies.

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

The following is a summary of the total notional amount of loan commitments and standby letters of credit outstanding at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Standby letters of credit	$111,576	$106,467
Unused loan commitments	394,460	268,760

	$506,036	$375,227

9. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income and changes in those components are presented in the following table (in thousands).

	Cash Flow Hedge	Transfers of Available for sale securities to Held to Maturity	Available for sale securities	Total
Balance at January 1, 2014	$(2,054)	$(3,710)	$(10,751)	$(16,515)

Other comprehensive income before income taxes:
Net change in unrealized gain (loss)	(8,767)	—	9,724	957
Reclassification of net gains realized and included in earnings	—		(56)	(56)
Amortization of unrealized net gain (loss) on securities	—	269	—	269
Income tax expense (benefit)	(3,069)	94	3,385	410

Balance at June 30, 2014	$(7,752)	$(3,535)	$(4,468)	$(15,755)

Balance at January 1, 2013	$(4,455)	$—	$1,529	$(2,926)

Other comprehensive income before income taxes:
Net change in unrealized gain (loss)	6,798	—	(16,924)	(10,126)
Reclassification of net gains realized and included in earnings	—	—	(305)	(305)
Income tax expense (benefit)	2,379	—	(6,030)	(3,651)

Balance at June 30, 2013	$(36)	$—	$(9,670)	$(9,706)

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

Securities are classified within Level 1 when quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using pricing models or quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Examples include certain available for sale securities. The Company’s investment portfolio did not include Level 3 securities as of June 30, 2014 and December 31, 2013.

The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy, based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

		June 30, 2014
		Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Assets ( Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities:
U.S. government agency securities	$148,214	$—	$148,214	$—
U.S. Treasury securities	12,474	—	12,474	—
Municipal securities	18,791	—	18,791	—
Mortgage-backed securities	64,960	—	64,960	—
Corporate bonds	36,552	—	36,552	—

	$280,991	$—	$280,991	$—

Liabilities
Derivative instruments	$11,926	$—	$11,926	$—

		December 31, 2013
		Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Assets ( Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities:
U.S. government agency securities	$151,323	$—	$151,323	$—
U.S. Treasury securities	12,149	—	12,149	—
Municipal securities	23,167	—	23,167	—
Mortgage-backed securities	55,544	—	55,544	—
Corporate bonds	35,536	—	35,536	—

	$277,719	$—	$277,719	$—

Derivative instruments	1,157	—	1,157	—

Total	$278,876	$—	$278,876	$—

Liabilities
Derivative instruments	$4,317	$—	$4,317	$—

The Company has segregated all financial assets and liabilities that are measured at fair value on a nonrecurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands).

		June 30, 2014
		Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Assets ( Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Loans	$10,772	$—	$—	$10,772
OREO	3,700	—	—	3,700

	$14,472	$—	$—	$14,472

		December 31, 2013
		Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Assets ( Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Loans	$9,782	$—	$—	$9,782
OREO	2,390	—	—	2,390

	$12,172	$—	$—	$12,172

In accordance with ASC Topic 310, the Company records loans and other real estate considered impaired at the lower of cost or fair value. Impaired loans, recorded at fair value, are Level 3 assets measured using appraisals from external parties of the collateral, less any prior liens primarily using the market or income approach.

The Company did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis during the six months ended June 30, 2014 or the year ended December 31, 2013.

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

Cash and Due from banks and Short-Term Investments

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

Short-Term Borrowings and Repurchase Agreements

The carrying amounts of these short-term instruments approximate their fair values and would be classified within Level 2 of the hierarchy.

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

The estimated fair values of the Company’s financial instruments were as follows as of the dates indicated (in thousands):

	Fair Value Measurements at June 30, 2014
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$38,660	$38,660	$38,660	$—	$—
Short-term investments	24,790	24,790	24,790	—	—
Investment in short-term receivables	252,460	252,460	252,460	—	—
Investment securities available for sale	280,991	280,991	—	280,991	—
Investment securities held to maturity	91,075	91,446	—	91,446	—
Loans and loans held for sale	2,582,348	2,782,833	—	—	2,782,833
Cash surrender value of bank-owned life insurance	46,583	46,583	46,583	—	—
Financial Liabilities:
Deposits, noninterest-bearing	340,716	340,716	—	340,716	—
Deposits, interest-bearing	2,616,803	2,600,965	—	—	2,600,965
Short-term borrowings and repurchase agreements	106,393	106,393	—	106,393	—
Long-term borrowings	55,110	57,628	—	—	57,628
Derivative instruments	11,926	11,926	—	11,926	—

	Fair Value Measurements at December 31, 2013
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$28,140	$28,140	$28,140	$—	$—
Short-term investments	3,502	3,502	3,502	—	—
Investment in short-term receivables	246,817	246,817	246,817	—	—
Investment securities available for sale	277,719	277,719	—	277,719	—
Investment securities held to maturity	94,904	90,966	—	90,966	—
Loans and loans held for sale	2,364,354	2,344,475	—	—	2,344,475
Cash surrender value of bank-owned life insurance	26,187	26,187	26,187	—	—
Derivative instruments	1,157	1,157	—	1,157	—
Financial Liabilities:
Deposits, noninterest-bearing	291,080	291,080	—	291,080	—
Deposits, interest-bearing	2,439,727	2,380,985	—	—	2,380,985
Short-term borrowings and repurchase agreements	84,382	84,382	—	84,382	—
Long-term borrowings	55,110	55,616	—	—	55,616
Derivative instruments	4,317	4,317	—	4,317	—

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of First NBC Bank Holding Company and its wholly owned subsidiary, First NBC Bank, as of June 30, 2014 and December 31, 2013 and for the three and six month periods ended June 30, 2014 and June 30, 2013. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements, the accompanying footnotes and supplemental data included herein.

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

EXECUTIVE OVERVIEW

The Company is a bank holding company, which operates through one segment, community banking, and offers a broad range of financial services to businesses, institutions, and individuals in southeastern Louisiana and the Mississippi Gulf Coast. The Company generates most of its revenue from interest on loans and investments, service charges, income from sales of state tax credits and CDE fees earned. The Company’s primary source of funding for its loans is deposits. The largest expenses are interest on these deposits and salaries and related employee benefits. The Company measures its performance through its net interest margin, return on average assets and return on average common equity, while maintaining appropriate regulatory leverage and risk-based capital ratios.

For the six months ended June 30, 2014, the Company’s income available to common shareholders totaled $24.8 million, an increase of $9.1 million, or 58.2%, compared to the six months ended June 30, 2013. Diluted earnings per share for the six months ended June 30, 2014 were $1.31, an increase of $0.25, or 23.6%, compared to the six months ended June 30, 2013. During the second quarter of 2014, the Company’s income available to common shareholders totaled $12.4 million, an increase of $4.3 million, or 53.5%, compared to the second quarter of 2013. Diluted earnings per share for the second quarter of 2014 were $0.65, an increase of $0.16, or 31.6%, compared to the second quarter of 2013.

Key components of the Company’s performance during the first six months and second quarter of 2014 are summarized below.

•	Total assets at June 30, 2014 were $3.6 billion, an increase of $281.8 million, or 8.6%, from December 31, 2013. Total assets increased $541.0 million, or 17.9%, from June 30, 2013.

•	Total loans at June 30, 2014 were $2.6 billion, an increase of $219.3 million, or 9.3%, from December 31, 2013. The increase in loans was primarily due to increases of $76.9 million, or 36.2%, in construction loans and $78.8 million, or 8.9%, in commercial loans from December 31, 2013. The loan portfolio increased $482.9 million, or 23.1%, from June 30, 2013.

•	Total deposits increased $226.7 million, or 8.3%, from December 31, 2013. The increase was due primarily to increases in money market deposits of $207.4 million, or 31.7% and noninterest-bearing demand deposits of $49.6 million, or 17.1.%, from December 31, 2013. Total deposits increased $443.9 million, or 17.7%, compared to June 30, 2013.

•	Shareholders’ equity increased $27.3 million, or 7.2%, to $409.2 million from December 31, 2013. The increase was primarily attributable to the Company’s retained earnings over the period.

•	Interest income increased $8.2 million, or 28.1%, in the second quarter of 2014 compared to the second quarter of 2013. For the six months ended June 30, 2014, interest income increased $14.7 million, or 25.6%, compared to the six months ended June 30, 2013. The increases were driven primarily by higher yields on average interest-earning assets, specifically investment securities and loans.

•	Interest expense increased $0.9 million, or 8.8%, in the second quarter of 2014 compared to the second quarter of 2013. For the six months ended June 30, 2014, interest expense increased $2.3 million, or 12.2%, compared to the six months ended June 30, 2013. The increases were primarily due to higher average balances of interest-bearing deposits and the Company’s tiered pricing on all of its deposit products, which the Company began implementing in the third and fourth quarters of 2013, as well as the tiered pricing of its certificates of deposit products which impacts interest expense as they reprice at maturity. The Company’s cost of funds decreased 7 basis points compared to the second quarter of 2013.

•	The provision for loan losses increased $0.6 million, or 25.0%, for the second quarter of 2014 compared to the second quarter of 2013. For the six months ended June 30, 2014, the provision totaled $6.0 million, an increase of $1.0 million, or 20.0%, compared to the six months ended June 30, 2013. As of June 30, 2014, the Company’s ratio of allowance for loan losses to total loans was 1.45%, compared to 1.36% at December 31, 2013 and 1.32% at June 30, 2013.

•	Net charge-offs for the second quarter of 2014 were $0.1 million compared to $0.7 million for the first quarter of 2014. Net charge-offs for the second quarter of 2013 were $0.1 million. Net charge-offs for the six months ended June 30, 2014 were $0.8 million compared to $4.3 million for the same period of 2013.

•	Noninterest income for the second quarter of 2014 increased $0.2 million, or 7.1%, compared to the second quarter of 2013 due primarily to increases in all components of noninterest income other than CDE fees, which experienced a decrease of $0.8 million. For the six months ended June 30, 2014, noninterest income increased $0.7 million, or 13.0%, compared to the six months ended June 30, 2013 primarily due to increases in income from sales of state tax credits ($1.0 million) and other income ($0.5 million) which were offset by decreases in CDE fees earned ($0.5 million) and investment securities gains ($0.3 million).

•	Noninterest expense for the second quarter of 2014 increased $3.4 million, or 22.3%, compared to the second quarter of 2013. The increase in noninterest expense in the second quarter of 2014 compared to the second quarter of 2013 resulted primarily from increases in salaries and employee benefits of $0.9 million, taxes, licenses and FDIC assessments of $0.5 million, and tax credit amortization of $1.3 million. For the six months ended June 30, 2014, noninterest expense increased $5.1 million, or 16.5%, compared to the six months ended June 30, 2013. The increase resulted primarily from increases in tax credit amortization of $2.3 million, salaries and employee benefits of $0.7 million, taxes, licenses and FDIC assessments of $0.7 million and professional fees of $0.4 million.

NON-GAAP FINANCIAL MEASURES

This discussion and analysis contains financial information determined by methods other than in accordance with generally accepted accounting principles, or GAAP. The Company’s management uses these non-GAAP financial measures in their analysis of the Company’s performance.

As a material part of its business plan, the Company invests in entities that generate federal income tax credits, and management believes that understanding the impact of the Company’s investment in tax credit entities is critical to understanding its financial performance on a standalone basis and in relation to its peers. Like its investments in loans and investment securities, the Company’s investment in tax credit entities generates a return for the Company. However, unlike the income generated by its loans and investment securities, service charges or other noninterest income, which under GAAP are taken into account in the determination of income before income taxes, the return generated by the Company’s investment in tax credit entities is reflected only as a reduction of income tax expense.

Under current GAAP accounting, the returns generated from the Company’s investment in tax credit entities are a component of the Company’s income tax provision whereas all of the expenses, primarily tax credit amortization, are recorded in noninterest expense. Because of the level of the Company’s investment in tax credit entities, management believes that the effect of adjusting the relevant GAAP measures to account for returns generated by the Company’s investment in tax credit entities is meaningful to a more complete understanding of the Company’s financial performance.

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

TABLE 1-RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES

	For the Six Months Ended
(in thousands, except per share data)	June 30, 2014	June 30, 2013
Income before income taxes:
Income before income taxes (GAAP)	$15,785	$8,680
Income adjustment before income taxes related to the impact of tax credit related activities (Non-GAAP)
Tax equivalent income associated with investment in federal tax credit programs(1)	23,014	16,705

Income before income taxes (Non-GAAP)	38,799	25,385
Income tax expense-adjusted (Non-GAAP)(2)	(13,272)	(8,494)

Net income (GAAP)	$25,527	$16,891

	As of
	June 30, 2014	December 31, 2013
Tangible equity and asset calculations:
Total equity (GAAP)	$409,174	$381,859
Adjustments
Preferred equity	42,406	42,406
Goodwill	4,808	4,808
Other intangibles	3,324	3,625

Tangible common equity	$358,636	$331,020

Total assets (GAAP)	$3,568,408	$3,286,617
Adjustments
Goodwill	4,808	4,808
Other intangibles	3,324	3,625

Tangible assets	$3,560,276	$3,278,184

Total common shares	18,554,499	18,514,271
Book value per common share	$19.77	$18.33
Effect of adjustment	0.44	0.45

Tangible book value per common share	$19.33	$17.88

Total shareholder’s equity to assets	11.47%	11.62%
Effect of adjustment	1.40%	1.52%

Tangible common equity to tangible assets	10.07%	10.10%

(1)	Tax equivalent income associated with investment in federal tax credit programs represents the gross amount of tax benefit from federal tax credits.
(2)	Income tax expense is calculated on the adjusted non-GAAP effective tax rate for the Company of 34% and 33%, respectively for the six months ended June 30, 2014 and June 30, 2013.

FINANCIAL CONDITION

Assets increased $281.8 million, or 8.6%, to $3.6 billion as of June 30, 2014, compared to $3.3 billion as of December 31, 2013 as the Company continued to experience strong growth in the New Orleans market area. Net loans increased $214.0 million, or 9.2%, to $2.5 billion as of June 30, 2014, compared to $2.3 billion as of December 31, 2013. The Company’s investment securities portfolio totaled $372.1 million compared to $372.6 million as of December 31, 2013, a decrease of 0.1%. Deposits increased $226.7 million, or 8.3%, to $3.0 billion as of June 30, 2014, compared to $2.7 billion as of December 31, 2013. Total shareholders’ equity increased $27.3 million, or 7.2%, to $409.2 million as of June 30, 2014, compared to $381.9 million as of December 31, 2013.

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

The following table sets forth the amount of loans, by category, as of the respective periods.

TABLE 2-TOTAL LOANS BY LOAN TYPE

	June 30, 2014		December 31, 2013
(dollars in thousands)	Amount	Percent	Amount	Percent
Construction	$289,382	11.2%	$212,430	9.0%
Commercial real estate	1,178,199	45.7	1,128,181	47.8
Consumer real estate	126,368	4.9	117,653	5.0
Commercial	961,908	37.4	883,111	37.5
Consumer	21,227	0.8	16,402	0.7

Total loans	$2,577,084	100%	$2,357,777	100%

The Company’s primary focus has been on commercial real estate and commercial lending, which represented approximately 83% and 85% of the loan portfolio as of June 30, 2014 and December 31, 2013, respectively. Although management expects continued growth with respect to the loan portfolio, it does not expect any significant changes over the foreseeable future in the composition of the loan portfolio or in the emphasis on commercial real estate and commercial lending.

A significant portion, $354.5 million, or 30.1%, as of June 30, 2014, compared to $364.9 million, or 32.3%, as of December 31, 2013, of the commercial real estate exposure represented loans to commercial businesses secured by owner occupied real estate which, in effect, are commercial loans with the borrowers’ real estate providing a secondary source of repayment. Commercial loans, which represent the second largest category of loans in the portfolio, increased $78.8 million, or 8.9%, compared to December 31, 2013. The Company attributes its commercial loan growth to the growth in the oil and gas industry, specifically the oil and gas service companies, which has resulted in strong commercial loan demand. The Company expects these positive loan growth trends to continue through the remainder of 2014, as evidenced by the increase in its loan pipeline quarter over quarter.

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

The following table sets forth information regarding nonperforming assets as of the dates indicated:

TABLE 3-NONPERFORMING ASSETS

(dollars in thousands)	June 30, 2014	December 31, 2013
Nonaccrual loans:
Construction	$174	$75
Commercial real estate	13,205	10,133
Consumer real estate	2,393	2,347
Commercial	4,343	3,784
Consumer	103	57

Total nonaccrual loans	20,218	16,396
Restructured loans	1,579	1,628

Total nonperforming loans	21,797	18,024
Other assets owned(1)	163	276
Other real estate owned	5,190	3,733

Total nonperforming assets	$27,150	$22,033

Accruing loans past due 90+ days	$—	$150

Nonperforming loans to total loans	0.85%	0.76%
Nonperforming loans to total assets	0.61%	0.55%
Nonperforming assets to total assets	0.76%	0.67%
Nonperforming assets to loans, other real estate owned and other assets owned	1.05%	0.93%

(1)	Represents repossessed property other than real estate.

Approximately $0.5 million and $1.0 million of gross interest income would have been accrued if all loans on nonaccrual status had been current in accordance with their original terms at June 30, 2014 and December 31, 2013.

Total nonperforming assets increased $5.1 million, or 23.2%, as compared to December 31, 2013, and total nonperforming assets as a percentage of loans and other real estate owned increased by 12 basis points over the period. The increase resulted primarily from an increase in nonaccrual loans of $3.8 million, or 23.3%, compared to December 31, 2013.

Potential problem loans are those loans that are not categorized as nonperforming loans, but where current information indicates that the borrower may not be able to comply with present loan repayment terms. These are generally referred to as its watch list loans. The Company monitors past due status as an indicator of credit deterioration and potential problem loans. A loan is considered past due when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. To the extent that loans become past due, management assesses the potential for loss on such loans as it would with other problem loans and considers the effect of any potential loss in determining its provision for probable loan losses. Management also assesses alternatives to maximize collection of any past due loans, including, without limitation, restructuring loan terms, requiring additional loan guarantee(s) or collateral or other planned action. Additional information regarding past due loans as of June 30, 2014 is included in Note 4 to the Company’s financial statements included in this report.

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

The allowance for loan losses was $37.4 million, or 1.45% of total loans, as of June 30, 2014, compared to $32.1 million, or 1.36% of total loans, as of December 31, 2013, an increase of 9 basis points over the period. The increase in allowance for loan losses as a percent of total loans was primarily attributable to the increase in provision expense to $6.0 million for the six months ended June 30, 2014.

The following table provides an analysis of the allowance for loan losses and net charge-offs for the respective periods.

TABLE 4-SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

	For the Six Months Ended June 30,
(dollars in thousands)	2014	2013
Beginning balance	$32,143	$26,977
Charge-offs:
Construction	4	—
Commercial real estate	396	135
Consumer real estate	43	24
Commercial	254	4,014
Consumer	72	143

Total charge-offs	769	4,316

Recoveries:
Construction	—	—
Commercial real estate	1	11
Consumer real estate	—	—
Commercial	18	56
Consumer	10	20

Total recoveries	29	87

Net charge-offs	740	4,229
Provision for loan loss	6,000	5,000

Balance at end of period	$37,403	$27,748

Net charge-offs to average loans	0.03%	0.21%
Allowance for loan losses to total loans	1.45%	1.32%

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

Securities

The securities portfolio is used to provide a source of interest income, maintain a source of liquidity and serve as collateral for certain types of deposits and borrowings. The Company manages its investment portfolio according to a written investment policy approved by the Board of Directors. Investment balances in the securities portfolio are subject to change over time based on the Company’s funding needs and interest rate risk management objectives. Liquidity levels take into account anticipated future cash flows and all available sources of credits and are maintained at levels management believes are appropriate to assure future flexibility in meeting anticipated funding needs.

The securities portfolio consists primarily of U.S. government agency obligations, mortgage-backed securities and municipal securities, although the Company also holds corporate bonds. All of the securities have varying contractual maturities. However, these maturities do not necessarily represent the expected life of the securities as the securities may be called or paid down without penalty prior to their stated maturities, and the targeted duration for the investment portfolios is in the three to four year range. No investment in any of these securities exceeds any applicable limitation imposed by law or regulation. The Asset Liability Committee reviews the investment portfolio on an ongoing basis to ensure that the investments conform to the Company’s investment policy. All securities as of June 30, 2014 were classified as Level 2 assets, as their fair value was estimated using pricing models or quoted prices of securities with similar characteristics.

The investment portfolio consists of available for sale and held to maturity securities. The carrying values of the Company’s available for sale securities are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. Any expected credit loss due to the inability to collect all amounts due according to the security’s contractual terms is recognized as a charge against earnings. Any remaining unrealized loss related to other factors would be recognized in other comprehensive income, net of taxes. The Company’s held to maturity securities are securities that the Company both positively intends and has the ability to hold to maturity and are carried at amortized cost.

The Company’s investment securities portfolio totaled $372.1 million at June 30, 2014, a decrease of $0.5 million, or 0.1%, from December 31, 2013. The decrease in its securities portfolio was primarily due to the Company investing some of the proceeds from prepayments, calls and maturities of securities in short-term investments offset by the decrease in unrealized losses in the portfolio due to movements in interest rates. As of June 30, 2014, investment securities having a carrying value of $299.5 million were pledged to secure public deposits, securities sold under agreements to repurchase and borrowings.

The following table presents a summary of the amortized cost and estimated fair value of the investment portfolio.

TABLE 5-CARRYING VALUE OF SECURITIES

	June 30, 2014			December 31, 2013
(dollars in thousands)	Amortized Cost	Unrealized Gain/(Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain/ (Loss)	Estimated Fair Value
Available for sale:
U.S. government agency securities	$153,896	$(5,682)	$148,214	$163,964	$(12,641)	$151,323
U.S. Treasury securities	13,021	(547)	12,474	13,022	(873)	12,149
Municipal securities	18,785	6	18,791	23,240	(73)	23,167
Mortgage-backed securities	65,490	(530)	64,960	57,010	(1,466)	55,544
Corporate bonds	36,672	(120)	36,552	37,023	(1,487)	35,536

Total available for sale	$287,864	$(6,873)	$280,991	$294,259	$(16,540)	$277,719

Held to maturity:
Municipal securities	$41,332	$1,493	$42,825	$44,294	$(304)	$43,990
Mortgage-backed securities	49,743	(1,158)	48,585	50,610	(3,634)	46,976

Total held to maturity	$91,075	$335	$91,410	$94,904	$(3,938)	$90,966

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

Investments in Short-term Receivables

The Company invests in short-term trade receivables. These receivables are traded on an exchange and are covered by a repurchase agreement of the seller of the receivables, if not paid within a specified period of time. The Company invests in these receivables since they provide a higher short-term return for the Company. The Company had $252.5 million invested in short-term receivables at June 30, 2014, an increase of $5.6 million, or 2.3%, compared to December 31, 2013.

Short-term Investments

Short-term investments result from excess funds that fluctuate daily depending on the funding needs of the Company and are currently invested overnight in interest-bearing deposit accounts at the Federal Reserve Bank of Atlanta, First National Bankers Bank, JP Morgan Chase Bank, and Comerica Bank. The balance in interest-bearing deposits at other institutions increased $21.3 million, to $24.8 million at June 30, 2014, from $3.5 million at December 31, 2013. The primary cause of the increase at June 30, 2014 was the existence of cash from excess deposits, proceeds from calls and maturities of investment securities and investments in short-term receivables that had not been reinvested at June 30, 2014. The Company’s cash activity is further discussed in the “Liquidity and Capital Resources” section below.

Investment in Tax Credit Entities

The Company has received a total of $118.0 million in tax credit allocations. The Company received allocations of $28.0 million in 2011, $40.0 million in 2012, and $50.0 million in 2013. During the second quarter of 2014, the Company was notified by the Community Development Financial Institutions Fund (CDFI) of the U.S. Treasury that it did not receive an allocation of Federal New Markets Tax Credits (NMTC). The lack of an allocation will not preclude the Company from investing in Federal New Markets Tax Credit projects and utilizing Federal New Markets Tax Credit allocations of other CDEs as was common practice for the Company when it began its tax credit investment program. The Company generates 50% of its total tax credit investment from Federal New Markets Tax Credit projects, which consists of 57% invested in outside CDEs and 43% invested in the Company’s CDE, and the remaining 50% is invested in Federal Historic Rehabilitation Tax Credits and Low-Income Housing Tax Credits. The Company has made and will continue to make material investments in tax credit-motivated projects. The Company generates returns on tax credit-motivated projects through the receipt of federal and, if applicable, state tax credits. The Company maintains a pipeline of tax credit eligible projects which it may invest in to generate federal tax credits. The Company expects to generate Federal Historic Rehabilitation Tax Credits of $20.4 million and $4.0 million in 2015 and 2016, respectively. Table 14-Future Tax Credits provides information on tax credits the Company expects to generate in future years based on investments the Company has made.

The Company’s investment in tax credit entities totaled $111.9 million as of June 30, 2014, a decrease of $5.7 million, or 4.9%, compared to December 31, 2013. The Company’s decreased investment was due primarily to $6.2 million in tax credit amortization, an $8.0 million reduction in its investment in a State NMTC project whereby the Company received partial payment for its investment after it transferred its interest in the project, offset by an increase of $8.3 million in investment in Federal Historic Rehabilitation Tax Credit projects. The Company has seen increasing demand in its markets for investment in tax credit projects. The Company anticipates its investment in tax credit entities to be driven by increases in Federal Historic Rehabilitation tax credit project investments. The Low-Income Housing and Federal New Markets Tax Credits associated with the Company’s investment in tax credit entities are recognized over the compliance periods of the respective projects, which range from seven to 15 years, projects for which an investment was made during 2013 from the Company’s own tax credit allocation substantially increased the Company’s supply of credits recognizable over future periods. Any increases in its Federal New Markets Tax Credits supply will be from investments made in outside CDEs.

Deferred Tax Asset

The Company had a net deferred tax asset of $61.3 million as of June 30, 2014 due to its tax net operating losses, carryforwards related to unused tax credits, and the non-deductibility of the loan loss provision for tax purposes. The Company assesses the recoverability of its deferred tax asset quarterly, and the current and projected level of taxable income provides for the ultimate realization of the carrying value of these deferred tax assets. Net deferred tax assets as of June 30, 2014 increased $10.1 million, or 19.7%, from December 31, 2013, primarily as a result of $10.5 million in estimated tax credits generated during the first six months of 2014 and a net benefit of $0.4 million related to other comprehensive income market value adjustments.

Deposits

Deposits are the Company’s primary source of funds to support earning assets. Total deposits were $3.0 billion at June 30, 2014, compared to $2.7 billion at December 31, 2013, an increase of $226.7 million, or 8.3%, as total interest-bearing deposits were up $177.1 million, or 7.3%. The increase in noninterest-bearing demand deposits of $49.6 million, or 17.1%, was due primarily to the increase in commercial customer deposits which has occurred with the expansion of the Company’s commercial lending. The Company also experienced an increase in its money market deposits of $207.4 million, or 31.7%, from December 31, 2013. This increase was a result of a shift by customers from NOW accounts to money market deposit accounts due to the Company lowering NOW account rates in April 2014, especially in lower balance tiers.

The following table sets forth the composition of the Company’s deposits as of June 30, 2014 and December 31, 2013.

TABLE 6-DEPOSIT COMPOSITION BY PRODUCT

					Increase/(Decrease)
(dollars in thousands)	June 30, 2014		December 31, 2013		Amount	Percent
Noninterest-bearing demand	$340,716	11.5%	$291,080	10.7%	$49,636	17.1%
NOW accounts	499,004	16.9	511,620	18.7	(12,616)	(2.5)
Money market deposits	862,583	29.2	655,173	24.0	207,410	31.7
Savings deposits	51,318	1.7	53,779	2.0	(2,461)	(4.6)
Certificates of deposit	1,203,898	40.7	1,219,155	44.6	(15,257)	(1.3)

Total deposits	$2,957,519	100.0%	$2,730,807	100.0%	$226,712	8.3%

Short-term Borrowings

Although deposits are the primary source of funds for lending, investment activities and general business purposes, as an alternative source of liquidity, the Company may obtain advances from the Federal Home Loan Bank of Dallas, sell investment securities subject to its obligation to repurchase them, purchase Federal funds, and engage in overnight borrowings from the Federal Home Loan Bank or its correspondent banks. The level of short-term borrowings can fluctuate on a daily basis depending on the funding needs and the source of funds to satisfy the needs. The Company had no short-term borrowings outstanding at June 30, 2014 and $8.4 million at December 31, 2013.

The Company also enters into repurchase agreements to facilitate customer transactions that are accounted for as secured borrowings. These transactions typically involve the receipt of deposits from customers that the Company collateralizes with its investment portfolio and have average rates of 1.42%.

The following table details the average and ending balances of repurchase transactions as of and for the six months ended June 30:

TABLE 7-REPURCHASE TRANSACTIONS

(dollars in thousands)	2014	2013
Average balance	$95,785	$62,511
Ending balance	106,393	72,954

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

Shareholders’ Equity

Shareholders’ equity provides a source of permanent funding, allows for future growth, and provides the Company with a cushion to withstand unforeseen adverse developments. Shareholders’ equity increased $27.3 million, or 7.2%, from $381.9 million as of December 31, 2013 to $409.2 million as of June 30, 2014, primarily as a result of the Company’s retained earnings over the period.

Regulatory Capital

As of June 30, 2014, the Company and First NBC Bank were in compliance with all regulatory requirements and First NBC Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action requirements.

The following table presents the actual capital amounts and regulatory capital ratios for the Company and First NBC Bank as of June 30, 2014.

TABLE 8-REGULATORY CAPITAL RATIOS

	“Well Capitalized” Minimums	At June 30, 2014
(dollars in thousands)		Actual	Amount
First NBC Bank Holding Company
Leverage		11.33%	$395,413
Tier 1 risk-based		12.50	395,143
Total risk-based		13.69	433,009
First NBC Bank
Leverage	5.00%	10.59	369,112
Tier 1 risk-based	6.00	11.68	369,112
Total risk-based	10.00	12.87	406,708

RESULTS OF OPERATIONS

Income available to common shareholders was $12.4 million and $8.1 million for the three months ended June 30, 2014 and 2013, respectively. Earnings per share on a diluted basis were $0.65 and $0.49 for the second quarters of 2014 and 2013, respectively. For the three months ended June 30, 2014, net interest income increased $7.3 million, or 37.9%, over the same period of 2013, as interest income increased $8.2 million, or 28.1%, and interest expense increased $0.9 million, or 8.8%. The increase in interest income of $8.2 million, compared to the same period of 2013, was due to an increase in average interest-earning assets of $499.6 million, which increased interest income due to volume of $6.7 million, or 35 basis points. Net interest income was also impacted by an increase in interest expense of $0.9 million during the second quarter of 2014 compared to the second quarter of 2013. The increase was attributable to an increase in average interest-bearing liabilities of $403.3 million, which increased interest expense volume to $1.5 million, offset by a decrease in interest expense due to rates of $0.7 million, or 12 basis points.

Income available to common shareholders was $24.8 million and $15.7 million for the six months ended June 30, 2014 and 2013, respectively. Earnings per share on a diluted basis were $1.31 and $1.06 for the six months ended June 30, 2014 and 2013, respectively. Net interest income increased $12.5 million, or 32.0%, compared to the six months ended June 30, 2013, as interest income increased $14.7 million, or 25.6%, and interest expense increased $2.3 million, or 12.2%. The increase in interest income of $14.7 million was due primarily to an increase in average interest-earning assets of $521.5 million, which increased volume $13.2 million, and an increase in interest income due to rates of $1.5 million, or 20 basis points. Net interest income was also impacted by an increase in interest expense of $2.3 million due primarily to an increase in average interest-bearing liabilities of $410.2 million, which increased interest expense due to volume to $3.0 million, offset by a decrease in interest expense due to rates of $0.7 million, or 8 basis points.

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

The Company’s net interest spread, which is the difference between the yields earned on average earning assets and the rates paid on average interest-bearing liabilities, was 3.14% and 2.68% during the three months ended June 30, 2014 and 2013, respectively. The Company’s net interest spread increased 46 basis points over the same period of 2013. The Company’s net interest margin was 3.35% for the second quarter of 2014, compared to 2.88% for the second quarter of 2013, an increase of 47 basis points. On a year-to-date basis, the Company’s net interest spread of 3.12% was 29 basis points higher than the 2.83% earned during the first six months of 2013. The Company’s year-to-date net interest margin of 3.33% was 30 basis points higher than the 3.03% earned during the first six months of 2013.

Net interest income increased 37.9% to $26.5 million for the three months ended June 30, 2014, from $19.3 million for the same period in 2013. The primary driver of the increase in net interest income was a $8.2 million, or 28.1%, increase in interest income during the second quarter of 2014, as compared to the same period in 2013, which was partially offset by a $0.9 million, or 8.8%, increase in interest expense over the same periods. The increase in interest income was due primarily to the significant growth in average interest-earning assets during the second quarter of 2014 to $3.2 billion from $2.7 billion during the second quarter of 2013, and was positively impacted by an increase in the earning asset yield of 35 basis points to 4.70% from 4.35% over the same period in 2013. The increase in the earning asset yield was due to a combination of factors, including a 12 basis points increase in the loan yield, a 17 basis point impact from the hedge the Company executed in September 2013 to offset the shift in its loan portfolio from fixed rate loans to floating rate loans, an increase in the average yield of the investment securities of 76 basis points. The increase in interest expense was due primarily to an increase in average interest-bearing deposits for the second quarter of 2014 to $2.6 billion, as compared to $2.2 billion for the same period in 2013, offset by a decrease in the average rate on average interest-bearing liabilities of 12 basis points for the second quarter of 2014 compared to the same quarter of 2013. The reduction in the Company’s cost of funds was due primarily to the refinancing of $40.0 million of the Company’s long-term borrowings during the latter part of the first quarter of 2014, a 7 basis point reduction from the implementation of tiered pricing on all of its interest-bearing deposit products, as well as tiered pricing of its certificates of deposit products which is expected to reduce the average yield as the certificates of deposit begin to mature in 2014.

The trends discussed above for the second quarter of 2014 compared to the second quarter of 2013 were the same trends for the six month periods ended June 30, 2014 and 2013.

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

TABLE 9-AVERAGE BALANCES, NET INTEREST INCOME AND INTEREST YIELDS/RATES

	For The Three Months Ended June 30,
	2014			2013
(dollars in thousands)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate
Assets:

Interest-earning assets:
Short term investments	$53,592	$27	0.20%	$111,676	$59	0.21%
Investment in short-term receivables	213,262	1,391	2.62	146,195	958	2.63
Investment securities	372,932	2,378	2.56	370,110	1,661	1.80
Loans (including fee income)	2,537,666	33,397	5.28	2,049,860	26,356	5.16

Total interest-earning assets	3,177,452	37,193	4.70	2,677,841	29,034	4.35
Less: Allowance for loan losses	(35,523)			(26,830)
Noninterest-earning assets	377,922			256,763

Total assets	$3,519,851			$2,907,774

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Savings deposits	$54,713	$113	0.83%	$48,591	$76	0.63%
Money market deposits	804,232	2,743	1.37	375,824	1,426	1.52
NOW accounts	512,685	1,451	1.14	536,055	1,732	1.30
Certificates of deposit under $100,000	366,150	1,478	1.62	428,085	1,649	1.54
Certificates of deposit of $100,000 or more	644,632	3,106	1.93	641,438	3,048	1.91
CDARS®	202,345	1,103	2.19	170,551	938	2.21

Total interest-bearing deposits	2,584,757	9,994	1.55	2,200,544	8,869	1.62
Short-term borrowings and repurchase agreements	108,498	411	1.52	70,603	272	1.54
Other borrowings	55,110	238	1.73	73,870	638	3.47

Total interest-bearing liabilities	2,748,365	10,643	1.55	2,345,017	9,779	1.67
Noninterest-bearing liabilities:
Non-interest-bearing deposits	331,804			240,480
Other liabilities	38,218			17,063

Total liabilities	3,118,387			2,602,560

Shareholders’ equity	401,463			305,213

Total liabilities and equity	$3,519,850			$2,907,773

Net interest income		$26,550			$19,255

Net interest spread(1)			3.15%			2.68%
Net interest margin(2)			3.35%			2.88%

	For The Six Months Ended June 30,
	2014			2013
(dollars in thousands)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate
Assets:

Interest-earning assets:
Short term investments	$41,842	$42	0.20%	$71,805	$76	0.21%
Investment in short-term receivables	225,321	3,086	2.76	130,865	1,695	2.61
Investment securities	371,457	4,730	2.57	379,066	3,292	1.75
Loans (including fee income)	2,476,421	64,496	5.25	2,011,775	52,551	5.27

Total interest-earning assets	3,115,041	72,354	4.68	2,593,511	57,614	4.48
Less: Allowance for loan losses	(34,066)			(27,321)
Noninterest-earning assets	363,213			249,228

Total assets	$3,444,188			$2,815,418

Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Savings deposits	$53,970	$219	0.82%	$47,456	$149	0.63%
Money market deposits	758,004	5,223	1.39	375,985	2,819	1.51
NOW accounts	515,465	2,890	1.13	504,811	3,272	1.31
Certificates of deposit under $100,000	373,219	2,991	1.62	428,502	3,307	1.56
Certificates of deposit of $100,000 or more	651,465	6,260	1.94	609,717	5,683	1.88
CDARS®	190,705	2,070	2.19	167,265	1,832	2.21

Total interest-bearing deposits	2,542,828	19,653	1.56	2,133,736	17,062	1.61
Short-term borrowings and repurchase agreements	95,785	717	1.51	64,829	468	1.45
Other borrowings	56,923	587	2.08	86,723	1,143	2.66

Total interest-bearing liabilities	2,695,536	20,957	1.57	2,285,288	18,673	1.65
Noninterest-bearing liabilities:
Non-interest-bearing deposits	316,806			234,072
Other liabilities	36,587			17,977

Total liabilities	3,048,929			2,537,337

Shareholders’ equity	395,259			278,081

Total liabilities and equity	$3,444,188			$2,815,418

Net interest income		$51,397			$38,941

Net interest spread(1)			3.12%			2.83%
Net interest margin(2)			3.33%			3.03%

(1)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(2)	Net interest margin is net interest income divided by average interest-earning assets.

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

TABLE 10-SUMMARY OF CHANGES IN NET INTEREST INCOME

	For the Three Months Ended June 30, 2014/2013
	Change Attributable To
(dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans (including fee income)	$6,288	$753	$7,041
Short-term investments	(30)	(2)	(32)
Investment in short-term receivables	439	(6)	433
Investment securities	18	699	717

Total increase (decrease) in interest income	$6,715	$1,444	$8,159

Interest-bearing liabilities:
Savings deposits	$12	$25	$37
Money market deposits	1,597	(279)	1,318
NOW accounts	(68)	(213)	(281)
Certificates of deposit	(51)	102	51
Borrowed funds	44	(305)	(261)

Total increase (decrease) in interest expense	1,534	(670)	864

Increase (decrease) in net interest income	$5,181	$2,114	$7,295

	For the Six Months Ended June 30, 2014/2013
	Change Attributable To
(dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans (including fee income)	$12,137	$(192)	$11,945
Short-term investments	(32)	(2)	(34)
Investment in short-term receivables	1,231	160	1,391
Investment securities	(95)	1,533	1,438

Total increase (decrease) in interest income	$13,241	$1,499	$14,740

Interest-bearing liabilities:
Savings deposits	$24	$46	$70
Money market deposits	2,829	(425)	2,404
NOW accounts	61	(443)	(382)
Certificates of deposit	220	279	499
Borrowed funds	(139)	(169)	(308)

Total increase (decrease) in interest expense	2,995	(712)	2,283

Increase (decrease) in net interest income	$10,246	$2,211	$12,457

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

For the three months ended June 30, 2014, the provision for loan losses was $3.0 million, a 25.0% increase from the same period in 2013. For the six months ended June 30, 2014, the provision for loan losses was $6.0 million, a 20.0% increase from the same period in 2013. As of June 30, 2014, the ratio of allowance for loan losses to total loans was 1.45%, compared to 1.36% and 1.32% at December 31, 2013 and June 30, 2013, respectively.

Noninterest Income

For the three months ended June 30, 2014, noninterest income was $2.9 million compared to $2.7 million for the same period in 2013, an increase of $0.2 million, or 7.1%. The increase was driven by increases in all components of noninterest income, other than CDE fees, which experienced a decrease of $0.8 million. The most significant components of noninterest income contributing to the increase were income from sales of state tax credits of $0.4 million and other income earned of $0.3 million. The increase in other income of $0.3 million was due to an option agreement which expired during the quarter. For the first six months of 2014, noninterest income increased $0.7 million, or 13.0%, for the same period in 2013. The increase in noninterest income compared to the first six months of 2013 was due primarily to increases in income from sales of state tax credits of $1.0 million and other income of $0.5 million, which were offset by decreases in CDE fees earned of $0.5 million, investment securities gains of $0.3 million, and gain on the sale of loans of $0.2 million. The following table presents the components of noninterest income for the respective periods.

TABLE 11-NONINTEREST INCOME

	For the Three Months Ended			For the Six Months Ended
	June 30,		Percent Increase	June 30,		Percent Increase
(dollars in thousands)	2014	2013	(Decrease)	2014	2013	(Decrease)
Service charges on deposit accounts	$498	$462	7.8%	$1,057	$960	10.1%
Investment securities gains, net	56	—	100.0	56	306	(81.7)
Gain (loss) on assets sold, net	64	(15)	NM	139	148	(6.1)
Gains on sale of loans, net	70	55	27.3	70	278	(74.8)
Cash surrender value income on bank-owned life insurance	237	172	37.8	396	350	13.1
Income from sales of state tax credits	728	335	NM	1,761	790	NM
Community Development Entity fees earned	196	975	(79.9)	875	1,328	(34.1)
ATM fee income	505	474	6.5	978	913	7.1
Other	579	280	NM	960	492	95.1

Total noninterest income	$2,933	$2,738	7.1%	$6,292	$5,565	13.1%

Service charges on deposit accounts. The Company earns fees from its customers for deposit-related services and these fees comprise a significant and predictable component of the Company’s noninterest income. These charges increased $0.03 million, or 7.6%, in the second quarter of 2014 over the prior year quarter-to-date period. For the year-to-date period, total service charges increased $0.1 million, or 10.1%, as compared to the same period in 2013.

Investment securities gains. The Company experienced an increase in investment securities gains of $0.06 million during the second quarter of 2014 and a $0.3 million decrease for the year-to-date period when compared to the same periods of 2013. The Company recorded no securities gains during the second quarter of 2013. From time to time, the Company sells investment securities held as available for sale to fund loan demand, manage its asset/liability sensitivity or for other business purposes.

Gains on sale of loans. The Company has historically been an active participant in Small Business Administration and USDA loan programs as a preferred lender and typically sells the guaranteed portion of the loans it originates. During the second quarter of 2014, the balance increased slightly compared to the same period in 2013. For the six months ended June 30, 2014, the Company experienced a decrease of $0.2 million in gains on sale of loans compared to the same period in 2013. The Company believes these government guaranteed loan programs are an important part of its service to the businesses in its communities and expects to continue expanding its efforts and income related to these programs.

Cash surrender value income on bank-owned life insurance. The income earned from bank-owned life insurance increased 37.8% in the second quarter of 2014 when compared to the second quarter of 2013. The Company increased its investment by approximately $20.2 million during the second quarter of 2014 and management expects the income to be higher in future periods.

Income from sales of state tax credits. As part of the Company’s investment in projects that generate federal income tax credits, the Company may receive state tax credits along with federal credits. Although the Company cannot utilize state tax credits to offset its own tax liability, the Company earns income on the sale of state tax credits. The increase of $0.4 million for the second quarter of 2014, compared to the second quarter of 2013, was due primarily to the syndication fees in income from sales of state tax credits generated from the $23.9 million in qualified equity investment authority that the Company was awarded under the State of Louisiana New Markets Jobs Act in 2013. For the six months ended June 30, 2014, the Company experienced an increase of $1.0 million in income from sales of state tax credits compared to the same period in 2013, due to the above.

Community Development Entity fees earned. The Company earns management fees, through its subsidiary, First NBC Community Development Fund, LLC, related to the Fund’s New Markets Tax Credit investments. The Company’s results are impacted on a quarterly basis by seasonal factors related to its participation in federal and state tax credit programs. The Company’s fee income reflects this timing as it earns fees as each project closes; the fee is a percentage of the award. The Company recognizes the fees related to the tax credit projects when they are earned. For the second quarter of 2014, the management fees recognized were $0.2 million compared to $1.0 million for the same period of 2013. For the six months ended June 30, 2014, the management fees decreased $0.5 million compared to the same period of 2013. The decrease was due to the timing of several projects which closed during the first quarter of 2014. The Company expects its CDE fee income to be lower during the third and fourth quarters of 2014 due to the Company not receiving an allocation of Federal New Markets Tax Credits in 2014. The Company receives CDE fees on an annual basis for projects which are still within the compliance period.

ATM fee income. This category includes income generated by automated teller machines, or ATMs. The income earned from ATMs increased for the three and six month periods ended June 30, 2014 and 2013 due primarily to increased transaction volume.

Other. This category includes a variety of other income producing activities, including income generated from trust services, credit cards and wire transfers. The increase of $0.3 million for the three and six month periods of 2014 compared to the same periods of 2013 was due primarily to the recognition of income from the expiration of an option agreement that the Company had with a customer.

Noninterest Expense

Noninterest expense consists primarily of salary and employee benefits, occupancy and other expenses related to the Company’s operation and expansion. Noninterest expense increased by $3.4 million, or 22.3%, in the second quarter of 2014, compared to the same period in 2013. For the six months ended June 30, 2014, noninterest expense increased $5.1 million, or 16.5%, compared to the six months ended June 30, 2013.

The following table presents the components of noninterest expense for the respective periods.

TABLE 12-NONINTEREST EXPENSE

	Three Months Ended			Six Months Ended
	June 30,		Percent Increase	June 30,		Percent Increase
(dollars in thousands)	2014	2013	(Decrease)	2014	2013	(Decrease)
Salaries and employee benefits	$5,942	$5,014	18.5%	$11,339	$10,621	6.8%
Occupancy and equipment expenses	2,684	2,437	10.1	5,268	4,965	6.1
Professional fees	1,511	1,577	(4.2)	3,410	2,993	13.9
Taxes, licenses and FDIC assessments	1,343	793	69.4	2,542	1,851	37.3
Tax credit investment amortization	3,377	2,104	60.5	6,204	3,891	59.4
Write-down of foreclosed assets	20	61	(67.2)	186	113	64.6
Data processing	1,141	1,068	6.8	2,239	2,116	5.8
Advertising and marketing	556	512	8.6	1,134	969	17.0
Other	1,994	1,619	23.2	3,583	3,307	8.3

Total noninterest expense	$18,568	$15,185	22.3%	$35,905	$30,826	16.5%

Salaries and employee benefits. These expenses increased $0.9 million, or 18.5%, during the second quarter of 2014 compared to the same period of 2013. For the six months ended June 30, 2014, these expenses increased $0.7 million, or 6.8%, compared to the same period in 2013. The increase is due primarily to the increase in salaries due to the increase in the Company’s headcount compared to the same period of 2013. The Company had 501 full-time equivalent employees at June 30, 2014, compared to 456 employees as of June 30, 2013, an increase of 45 full-time equivalent employees or 9.9%. The increase in headcount was due to the growth of the Company.

Occupancy and equipment expenses. Occupancy and equipment expenses, consisting primarily of rent and depreciation, increased $0.2 million, or 10.2%, between the second quarter of 2014 and 2013. For the six months ended June 30, 2014, occupancy and equipment expenses increased $0.3 million, or 6.1%, compared to the same period in 2013. The level of the Company’s occupancy expenses is related to the number of branch offices that it maintains and management expects that these expenses will increase as the Company continues to implement its strategic growth plan.

Professional fees. Professional fees decreased 4.2% between the second quarter of 2014 and 2013. For the six months ended June 30, 2014, professional fees increased to $3.4 million, or 14%, compared to $3.0 million for the same period of 2013. The decrease between the second quarter of 2014 compared to the second quarter of 2013 was due primarily to a decrease of $0.3 million in CDE consulting fees offset by an increase of $0.2 million in expenses related to the Company’s investment in short-term receivables. The increase of $0.4 million for the six month period of 2014 compared to the same period of 2013 was due primarily to an increase of $0.6 million in expenses related to its investment in short-term receivables offset by a decrease of $0.2 million in CDE consulting fees which are tied to CDE fee revenue.

Taxes, licenses and FDIC assessments. The expenses related to taxes, licenses and FDIC insurance premiums and assessments increased $0.5 million, or 69.4% from the same period of 2013. For the six months ended June 30, 2014, these expenses increased $0.7 million, or 37.3%, from the same period of 2013. The increase over the comparable three month and six month period was primarily attributable to increases in the FDIC assessment due to the strong growth in the Company’s deposits.

Tax credit investment amortization. Tax credit investment amortization reflects amortization of investments in entities that undertake projects that qualify for tax credits against federal income taxes. At this time, investments are directed at tax credits issued under the Federal New Markets, Federal Historic Rehabilitation and Low-Income Housing Tax Credit programs. The Company amortizes investments related to Federal New Markets, Federal Historic Rehabilitation and Low-Income Housing Tax Credits over the periods the Company is required by tax law (compliance period) or contract to maintain its ownership interest in the entity. These periods are 15 years for Low-Income Housing projects, 7 years for Federal New Market projects and 10 years for Federal Historic Rehabilitation projects.

The following table presents the amortization of tax credit investments by type of credit for the respective periods.

TABLE 13-TAX CREDIT AMORTIZATION BY CREDIT TYPE

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Low-Income Housing	$541	$475	$1,083	$950
Federal Historic Rehabilitation	389	248	760	427
Federal New Markets	2,447	1,381	4,361	2,514

Total tax credit amortization	$3,377	$2,104	$6,204	$3,891

The significant increases in amortization expense related to Federal Historic Rehabilitation and Federal New Markets Tax Credits reflect the increase in the level of activity as the Company invested in additional projects.

Data processing. Data processing expenses were comparable over the three and six month periods ended June 30, 2014 and 2013.

Advertising and marketing. Advertising and marketing expenses were comparable over the three month periods ended June 30, 2014 and 2013. The balance increased $0.2 million, or 17.0%, for the six months ended June 30, 2014 compared to the same period in 2013. The increase was due primarily to an increase in Company sponsorships in the markets it operates of $0.2 million.

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

The Company recognized an income tax benefit for the quarterly period ended June 30, 2014 of $4.8 million, compared to $4.2 million for the same quarterly period in 2013. The Company recognized an income tax benefit for the year-to-date period ended June 30, 2014 of $9.7 million, compared to $8.2 million for the same period of 2013. The increase in income tax benefit for the periods presented was due primarily to the increase in Federal Historic Rehabilitation Tax Credit investment activity in 2014 compared to 2013.

The Company expects to experience an effective tax rate below the statutory rate of 35% due primarily to the receipt of Federal New Markets Tax Credits, Low-Income Housing Tax Credits and Federal Historic Rehabilitation Tax Credits.

Although the Company’s ability to continue to access new tax credits in the future will depend, among other factors, on federal and state tax policies, as well as the level of competition for future tax credits, the Company expects to generate the following levels of tax credits over the next six calendar years based only on Federal New Markets and the Low-Income Housing Tax Credit investments that have been made, as of December 31, 2013.

TABLE 14-FUTURE TAX CREDITS

	For the Year Ended December 31,
(dollars in thousands)	2014	2015	2016	2017	2018	2019
Federal New Markets	$15,232	$15,599	$15,122	$13,052	$7,002	$3,000
Low-Income Housing	$4,656	$5,698	$5,698	$5,698	$5,698	$5,698

The Company expects to generate $20.4 million in 2015 and $4.0 million in 2016 of Federal Historic Rehabilitation tax credits based on investments made in qualifying projects which the Company expects to obtain the Certificates of Occupancy in these years to recognize the credits.

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

Investing activities are funded primarily by net deposit inflows, principal repayments on loans and securities, and borrowed funds. Gross loans increased to $2.6 billion as of June 30, 2014, from $2.4 billion as of December 31, 2013. At June 30, 2014, First NBC Bank had commitments to make loans of approximately $506.0 million and un-advanced lines of credit and loans of approximately $394.5 million. The Company anticipates that First NBC Bank will have sufficient funds available to meet its current loan originations and other commitments.

At June 30, 2014, total deposits were approximately $3.0 billion, of which approximately $833.4 million were in certificates of deposits of $100,000 or more. Certificates of deposits scheduled to mature in one year or less as of June 30, 2014 totaled approximately $614.8 million while certificates of deposits of $100,000 or more with a maturity of one year or less totaled approximately $432.0 million.

In general, the Company monitors and manages liquidity on a regular basis by maintaining appropriate levels of liquid assets so that funds are available when needed. Excess liquidity is invested in overnight federal funds sold and other short-term investments. As a member of the Federal Home Loan Bank of Dallas, First NBC Bank had access to approximately $438.8 million of available lines of credit secured by qualifying collateral as of June 30, 2014. In addition, First NBC Bank maintains $85.0 million in lines of credit with its correspondent banks to support its liquidity.

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

The Company’s interest sensitivity profile was somewhat asset sensitive as of June 30, 2014, though its base net interest income would increase in the case of either an interest rate increase or decrease. Hedging instruments utilized by First NBC Bank, which consist primarily of interest rate swaps and options, protect the bank in a rising interest rate environment by providing long term funding costs at a fixed interest rate to allow the Bank to continue to fund its projected loan growth. In addition, the bank utilizes interest rate floors in loan pricing to manage interest rate risk in a declining rate environment.

The following table sets forth the net interest income simulation analysis as of June 30, 2014.

TABLE 15-CHANGE IN NET INTEREST INCOME FROM INTEREST RATE CHANGES

Interest Rate Scenario	% Change in Net Interest Income
+300 basis points	6.3%
+200 basis points	5.7%
+100 basis points	2.8%
Base	—
-100 basis points	7.7%

The Company also manages exposure to interest rates by structuring its balance sheet in the ordinary course of business. An important measure of interest rate risk is the relationship of the repricing period of earning assets and interest-bearing liabilities. The more closely the repricing periods are correlated, the less interest rate risk it has. From time to time, the Company may use instruments such as leveraged derivatives, structured notes, interest rate swaps, caps, floors, financial options, financial futures contracts or forward delivery contracts to reduce interest rate risk. As of June 30, 2014, the Company had hedging instruments in the notional amount of $400.0 million with a fair value liability of $10.2 million and in the notional amount of $115.0 million with a fair value liability of $3.9 million.

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

Since December 31, 2013, there has been no material change in the quantitative or qualitative aspect of the Company’s market risk profile. Quantitative and qualitative disclosures about market risk are presented at December 31, 2013 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Additional information at June 30, 2014 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.	Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2014 was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).

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

First NBC Bank Holding Company

Date: August 14, 2014	By:	/s/ Ashton J. Ryan, Jr.
Ashton J. Ryan, Jr.
President and Chief Executive Officer

Date: August 14, 2014	By:	/s/ Mary Beth Verdigets
Mary Beth Verdigets
Executive Vice President and Chief Financial Officer