Form 10-Q
period 2014-09-30
First NBC Bank Holding Co
filed 2014-11-12
CIK 1496631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
Commission file number:
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
As of November 10, 2014, the registrant had 18,575,088 shares of common stock, par value $1.00 per share, outstanding.

FIRST NBC BANK HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

(In thousands)	(Unaudited) September 30, 2014	December 31, 2013
Assets
Cash and due from banks	$27,342	$28,140
Short-term investments	14,757	3,502
Investment in short-term receivables	240,832	246,817
Investment securities available for sale, at fair value	246,019	277,719
Investment securities held to maturity	90,710	94,904
Mortgage loans held for sale	4,095	6,577
Loans, net of allowance for loan losses of $40,300 and $32,143, respectively	2,658,319	2,325,634
Bank premises and equipment, net	51,910	51,174
Accrued interest receivable	11,078	10,994
Goodwill and other intangible assets	7,981	8,433
Investment in real estate properties	12,082	10,147
Investment in tax credit entities	118,189	117,684
Cash surrender value of bank-owned life insurance	46,934	26,187
Other real estate	5,262	3,733
Deferred tax asset	67,933	51,191
Other assets	30,480	23,781
Total assets	$3,633,923	$3,286,617
Liabilities and equity
Deposits:
Noninterest-bearing	$336,112	$291,080
Interest-bearing	2,635,093	2,439,727
Total deposits	2,971,205	2,730,807
Short-term borrowings	31,000	8,425
Repurchase agreements	113,430	75,957
Long-term borrowings	55,110	55,110
Accrued interest payable	6,543	6,682
Other liabilities	33,095	27,777
Total liabilities	3,210,383	2,904,758
Shareholders’ equity:
Preferred stock
Convertible preferred stock Series C – no par value; 1,680,219 shares authorized; 364,983 shares issued and outstanding at September 30, 2014 and December 31, 2013	4,471	4,471
Preferred stock Series D – no par value; 37,935 shares authorized, issued and outstanding at September 30, 2014 and December 31, 2013	37,935	37,935
Common stock- par value $1 per share; 100,000,000 shares authorized; 18,575,088 shares issued and outstanding at September 30, 2014 and 18,514,271 shares issued and outstanding at December 31, 2013	18,575	18,514
Additional paid-in capital	239,144	237,063
Accumulated earnings	139,990	100,389
Accumulated other comprehensive loss, net	(16,577)	(16,515)
Total shareholders’ equity	423,538	381,857
Noncontrolling interest	2	2
Total equity	423,540	381,859
Total liabilities and equity	$3,633,923	$3,286,617
See accompanying notes.

FIRST NBC BANK HOLDING COMPANY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per share data)	2014	2013	2014	2013
Interest income:
Loans, including fees	$34,664	$28,566	$99,160	$81,117
Investment securities	2,323	2,128	7,053	5,420
Investment in short-term receivables	1,675	1,233	4,761	2,928
Short-term investments	6	46	48	122
	38,668	31,973	111,022	89,587
Interest expense:
Deposits	10,268	9,516	29,921	26,578
Borrowings and securities sold under repurchase agreements	640	634	1,943	2,244
	10,908	10,150	31,864	28,822
Net interest income	27,760	21,823	79,158	60,765
Provision for loan losses	3,000	2,400	9,000	7,400
Net interest income after provision for loan losses	24,760	19,423	70,158	53,365
Noninterest income:
Service charges on deposit accounts	548	501	1,605	1,461
Investment securities gain, net	79	—	135	306
Gain (loss) on assets sold, net	(76)	14	63	151
Gain on sale of loans, net	579	44	649	322
Cash surrender value income on bank-owned life insurance	352	166	748	516
Income from sales of state tax credits	597	390	2,358	1,180
Community Development Entity fees earned	109	400	984	1,728
ATM fee income	490	474	1,468	1,387
Other	356	472	1,316	964
	3,034	2,461	9,326	8,015
Noninterest expense:
Salaries and employee benefits	6,456	6,023	17,795	16,643
Occupancy and equipment expenses	2,737	2,626	8,005	7,592
Professional fees	1,628	1,711	5,038	4,704
Taxes, licenses and FDIC assessments	1,240	1,087	3,782	2,938
Tax credit investment amortization	3,974	2,403	10,178	6,295
Write-down of foreclosed assets	1	29	187	131
Data processing	1,207	1,086	3,446	3,202
Advertising and marketing	685	507	1,819	1,476
Other	2,119	1,620	5,702	4,928
	20,047	17,092	55,952	47,909
Income before income taxes	7,747	4,792	23,532	13,471
Income tax (benefit) expense	(6,612)	(5,673)	(16,354)	(13,884)
Net income	14,359	10,465	39,886	27,355
Less net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to Company	14,359	10,465	39,886	27,355
Less preferred stock dividends	(95)	(62)	(285)	(252)
Less earnings allocated to participating securities	(275)	(519)	(764)	(1,512)
Income available to common shareholders	$13,989	$9,884	$38,837	$25,591
Earnings per common share – basic	$0.75	$0.55	$2.10	$1.65
Earnings per common share – diluted	$0.73	$0.54	$2.04	$1.61
See accompanying notes.

FIRST NBC BANK HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Net income	$14,359	$10,465	$39,886	$27,355
Other comprehensive income (loss):
Fair value of derivative instruments, designated as cash flow hedges:
Change in fair value of derivative instruments designated as cash flow hedges during the period, before tax	(1,742)	(5,065)	(10,509)	1,734
Unrealized gain (loss) on investment securities:
Unrealized gain (loss) on investment securities arising during the period	440	2,510	10,164	(14,412)
Less: reclassification adjustment for gains included in net income	(79)	—	(135)	(306)
Transfer of unrealized loss on securities available for sale to held to maturity	—	(5,919)	—	(5,919)
Amortization of unrealized net loss on securities transferred from available for sale to held to maturity	117	—	386	—
Unrealized gain (loss) on investment securities, before tax	478	(3,409)	10,415	(20,637)
Other comprehensive loss, before taxes	(1,264)	(8,474)	(94)	(18,903)
Income tax benefit related to items of other comprehensive loss	(441)	(2,966)	(32)	(6,616)
Other comprehensive loss, net of tax	(823)	(5,508)	(62)	(12,287)
Comprehensive income	$13,536	$4,957	$39,824	$15,068
Comprehensive income attributable to preferred shareholders	(95)	(62)	(285)	(252)
Comprehensive income attributable to participating securities	(275)	(519)	(764)	(1,512)
Comprehensive income available to common shareholders	$13,166	$4,376	$38,775	$13,304
See accompanying notes.

FIRST NBC BANK HOLDING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands)	Preferred Stock Series C	Preferred Stock Series D	Common Stock	Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2012 (1)	$11,231	$37,935	$13,052	$128,984	$59,825	$(2,926)	$248,101	$1	$248,102
Net income	—	—	—	—	27,355	—	27,355	—	27,355
Other comprehensive income	—	—	—	—	—	(12,287)	(12,287)	—	(12,287)
Share-based compensation	—	—	—	320	—	—	320	—	320
Issuance of common stock:
Stock option and director plans	—	—	90	1,320	—	—	1,410	—	1,410
Stock offering, net of direct cost of $10,837	—	—	4,792	99,371	—	—	104,163	—	104,163
Preferred stock dividends	—	—	—	—	(252)	—	(252)	—	(252)
Balance, September 30, 2013	$11,231	$37,935	$17,934	$229,995	$86,928	$(15,213)	$368,810	$1	$368,811
Balance, December 31, 2013 (1)	$4,471	$37,935	$18,514	$237,063	$100,389	$(16,515)	$381,857	$2	$381,859
Net income	—	—	—	—	39,886	—	39,886	—	39,886
Other comprehensive income	—	—	—	—	—	(62)	(62)	—	(62)
Share-based compensation	—	—	—	980	—	—	980	—	980
Issuance of common stock:
Stock option and director plans	—	—	61	784	—	—	845	—	845
Net tax benefit related to stock option plans	—	—	—	317	—	—	317	—	317
Preferred stock dividends	—	—	—	—	(285)	—	(285)	—	(285)
Balance, September 30, 2014	$4,471	$37,935	$18,575	$239,144	$139,990	$(16,577)	$423,538	$2	$423,540

(1)	Balances as of December 31, 2012 and December 31, 2013 are audited.
See accompanying notes.

FIRST NBC BANK HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30,
(In thousands)	2014	2013
Operating activities
Net income	$39,886	$27,355
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	(16,354)	(13,884)
Amortization of tax credit investments	10,178	6,295
Net discount accretion or premium amortization	272	2,261
Gain on sale of investment securities	(135)	(306)
Gain on assets sold	(63)	(151)
Write-down of foreclosed assets	187	131
Proceeds from sale of mortgage loans held for sale	52,913	81,744
Mortgage loans originated and held for sale	(50,431)	(59,872)
Gain on sale of loans	(649)	(322)
Provision for loan losses	9,000	7,400
Depreciation and amortization	2,642	2,210
Share-based and other compensation expense	980	320
Increase in cash surrender value of bank-owned life insurance	(748)	(516)
Decrease in receivables from sales of investments	—	16,909
Changes in operating assets and liabilities:
Change in other assets	(9,765)	(2,794)
Change in accrued interest receivable	(84)	(1,104)
Change in accrued interest payable	(139)	(868)
Change in other liabilities	(4,034)	16,918
Net cash provided by operating activities	33,656	81,726
Investing activities
Purchases of available for sale investment securities	(20,219)	(132,062)
Proceeds from sales of available for sale investment securities	41,901	37,385
Proceeds from maturities, prepayments, and calls of available for sale investment securities	19,802	86,222
Proceeds from sales of held to maturity securities	2,554	—
Proceeds from maturities, prepayments, and calls of held to maturity securities	2,065	545
Net change in investments in short-term receivables	5,985	(111,022)
Reimbursement of investment in tax credit entities	16,000	262
Purchases of investments in tax credit entities	(26,683)	(24,162)
Loans originated, net of repayments	(345,064)	(305,170)
Proceeds from sale of bank premises and equipment	242	10
Purchases of bank premises and equipment	(3,169)	(4,794)
Proceeds from disposition of real estate owned	2,622	783
Purchases of bank-owned life insurance	(20,000)	—
Net cash used in investing activities	(323,964)	(452,003)
Financing activities
Net change in repurchase agreements	37,473	31,332
Proceeds from borrowings	31,000	—
Repayment of borrowings	(8,425)	(41,800)
Net increase in deposits	240,157	364,569
Proceeds from sale of common stock	845	105,573
Dividends paid	(285)	(252)
Net cash provided by financing activities	300,765	459,422
Net change in cash, due from banks, and short-term investments	10,457	89,145
Cash, due from banks, and short-term investments at beginning of period	31,642	36,012
Cash, due from banks, and short-term investments at end of period	$42,099	$125,157

See accompanying notes.

FIRST NBC BANK HOLDING COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of First NBC Bank Holding Company (Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month and nine-month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Company’s audited financial statements, including the notes thereto, which were filed with the Securities and Exchange Commission as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
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
ASU No. 2014-09
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 205): An Amendment of the FASB Accounting Standards Codification, which clarifies the principles for recognizing revenue from contracts with customers. The new accounting guidance, which does not apply to financial instruments, is effective on a retrospective basis for annual reporting periods beginning after December 15, 2016, with early adoption not permitted. The Company does not expect the new guidance to have a material impact on the Company's financial condition or results of operations.
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
ASU No. 2014-12
In June 2014, the FASB issued ASU No. 2014-12 Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is intended to resolve the diverse accounting treatments of these types of awards in practice and is effective for annual and interim periods beginning after December 15, 2015. The Company does not expect the new guidance to have a material impact on the Company's financial condition or results of operations.
ASU No. 2014-13
In August 2014, the FASB issued ASU No. 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and Financial Liabilities of a Consolidated Collateralized Financing Entity, which will allow an alternative fair value measurement approach for consolidated collateralized financing entities (CFEs) to eliminate a practice issue that results in measuring the fair value of a CFE’s financial assets at a different amount from the fair value of its financial liabilities even when the financial liabilities have recourse to only the financial assets. The approach would permit the parent company of a consolidated CFE to measure the CFE’s financial assets and financial liabilities based on the more observable of the fair value of the financial assets and the fair value of the financial liabilities. The new accounting guidance is for the annual period ending after December 15, 2015, and for annual periods and interim periods thereafter, with early application permitted as of the beginning of an annual period. The Company does not expect the new guidance to have a material impact on the Company’s financial condition or results of operations.

ASU No. 2014-14
In August 2014, the FASB issued ASU No. 2014-14, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure, which will require creditors to derecognize certain foreclosed government-guaranteed mortgage loans and to recognize a separate other receivable that is measured at the amount the creditor expects to recover from the guarantor, and to treat the guarantee and the receivable as a single unit of account. The new accounting guidance is effective on a prospective or a modified retrospective transition method for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2014, with early adoption permitted. The Company does not expect the new guidance to have a material impact on the Company's financial condition or results of operations.
ASU No. 2014-15
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which will require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards in connection with preparing financial statements for each annual and interim reporting period. The new accounting guidance is for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, with early application permitted. The Company does not expect the new guidance to have a material impact on the Company's financial condition or results of operations.

2. Earnings Per Share
The following sets forth the computation of basic net income per common share and diluted net income per common share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per share data)	2014	2013	2014	2013
Basic: Income available to common shareholders	$13,989	$9,884	$38,837	$25,591
Weighted-average common shares outstanding	18,556	17,885	18,530	15,508
Basic earnings per share	$0.75	$0.55	$2.10	$1.65
Diluted: Income available to common shareholders	$13,989	$9,884	$38,837	$25,591
Weighted-average common shares outstanding	18,556	17,885	18,530	15,508
Effect of dilutive securities:
Stock options outstanding	381	404	382	305
Warrants	117	80	118	66
Weighted-average common shares outstanding – assuming dilution	19,054	18,369	19,030	15,879
Diluted earnings per share	$0.73	$0.54	$2.04	$1.61

3. Investment Securities
The amortized cost and market values of investment securities, with gross unrealized gains and losses, as of September 30, 2014 and December 31, 2013, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Market Value
			Less Than One Year	Greater Than One Year
September 30, 2014
Available for sale:
U.S. government agency securities	$159,545	$692	$(82)	$(6,010)	$154,145
U.S. Treasury securities	13,020	—	—	(585)	12,435
Municipal securities	12,179	131	(9)	—	12,301
Mortgage-backed securities	59,485	726	(1,137)	—	59,074
Corporate bonds	8,302	—	—	(238)	8,064
	$252,531	$1,549	$(1,228)	$(6,833)	$246,019
Held to maturity:
Municipal securities	$41,293	$1,607	$(35)	$—	$42,865
Mortgage-backed securities	49,417	386	(2,315)	—	47,488
	$90,710	$1,993	$(2,350)	$—	$90,353
December 31, 2013
Available for sale:
U.S. government agency securities	$163,964	$81	$(10,991)	$(1,731)	$151,323
U.S. Treasury securities	13,022	—	(873)	—	12,149
Municipal securities	23,240	140	(213)	—	23,167
Mortgage-backed securities	57,010	447	(1,897)	(16)	55,544
Corporate bonds	37,023	395	(1,677)	(205)	35,536
	$294,259	$1,063	$(15,651)	$(1,952)	$277,719
Held to maturity:
Municipal securities	$44,294	$94	$(398)	$—	$43,990
Mortgage-backed securities	50,610	12	(3,646)	—	46,976
	$94,904	$106	$(4,044)	$—	$90,966
During 2013, the Company transferred securities with a fair value of $95.4 million from available for sale to held to maturity. Management determined it had both the positive intent and ability to hold these securities until maturity. The reclassified securities consisted of municipal and mortgage-backed securities and were transferred due to movements in interest rates. The securities were reclassified at fair value at the time of transfer and represented a non-cash transaction. Accumulated other comprehensive income included pre-tax unrealized losses of $5.9 million on these securities at the date of transfer. As of September 30, 2014, $5.3 million of pre-tax unrealized losses on these securities were included in accumulated other comprehensive income. These unrealized losses and offsetting other comprehensive income components are being amortized into net interest income over the remaining life of the related securities as a yield adjustment, resulting in no impact on future net income.
As of September 30, 2014 and December 31, 2013, the Company had 48 and 88 securities, respectively, that were in a loss position. The unrealized losses for each of the 48 securities relate to market interest rate changes. The Company has considered the current market for the securities in a loss position, as well as the severity and duration of the impairments, and expects that the value will recover. As of September 30, 2014, management does not intend to sell these investments until the fair value exceeds amortized cost and it is more likely than not the Company will not be required to sell debt securities before the anticipated recovery of the amortized cost basis of the security; thus, the impairment is determined not to be other-than-temporary.
The amortized cost and estimated market values by contractual maturity of investment securities as of September 30, 2014 and December 31, 2013 are shown in the following table (in thousands). Mortgage-backed securities have been allocated based on expected maturities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2014			December 31, 2013
	Weighted Average Yield	Amortized Cost	Estimated Market Value	Weighted Average Yield	Amortized Cost	Estimated Market Value
Available for sale:
Due in one year or less	2.49%	$3,386	$3,493	1.39%	$12,340	$12,368
Due after one year through five years	2.59	53,523	54,182	2.58	64,790	65,038
Due after five years through ten years	1.98	162,570	156,966	2.12	180,362	168,243
Due after ten years	3.05	33,052	31,378	3.17	36,767	32,070
Total securities	2.26%	$252,531	$246,019	2.30%	$294,259	$277,719
Held to maturity:
Due in one year or less	3.88%	$2,045	$2,016	1.76%	$1,007	$1,007
Due after one year through five years	4.68	15,222	15,745	2.60	18,101	17,539
Due after five years through ten years	3.35	37,111	37,621	3.70	37,591	37,137
Due after ten years	3.36	36,332	34,971	3.41	38,205	35,283
Total securities	3.59%	$90,710	$90,353	3.35%	$94,904	$90,966
Securities with estimated market values of $289.4 million and $204.3 million at September 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and long-term borrowings.
Proceeds from sales of securities for the nine months ended September 30, 2014 and September 30, 2013 were $44.5 million and $37.4 million, respectively. Gross gains of $0.8 million and $0.5 million were realized on these sales for the nine months ended September 30, 2014 and September 30, 2013, respectively. There were gross losses of $0.7 million and $0.2 million for the nine months ended September 30, 2014 and September 30, 2013, respectively.
4. Loans
Major classifications of loans at September 30, 2014 and December 31, 2013 were as follows (in thousands):

	September 30, 2014	December 31, 2013
Commercial real estate loans:
Construction	$306,463	$203,369
Mortgage(1)	1,205,344	1,118,048
	1,511,807	1,321,417
Consumer real estate loans:
Construction	10,936	8,986
Mortgage	129,133	115,307
	140,069	124,293
Commercial and industrial loans	998,233	868,469
Loans to individuals, excluding real estate	21,460	16,345
Nonaccrual loans	22,868	16,396
Other loans	4,182	10,857
	2,698,619	2,357,777
Less allowance for loan losses	(40,300)	(32,143)
Loans, net	$2,658,319	$2,325,634

(1)	Included in commercial real estate loans, mortgage, are owner-occupied real estate loans of $387.4 million at September 30, 2014 and $364.9 million at December 31, 2013.
A summary of changes in the allowance for loan losses during the nine months ended September 30, 2014 and September 30, 2013 is as follows (in thousands):

	September 30, 2014	September 30, 2013
Balance, beginning of period	$32,143	$26,977
Provision charged to operations	9,000	7,400
Charge-offs	(906)	(4,498)
Recoveries	63	111
Balance, end of period	$40,300	$29,990
The allowance for loan losses and recorded investment in loans, including loans acquired with deteriorated credit quality as of the dates indicated are as follows (in thousands):

September 30, 2014
	Construction	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Other Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$2,790	$13,780	$2,656	$12,677	$240	$32,143
Charge-offs	(18)	(441)	(47)	(304)	(96)	(906)
Recoveries	—	1	—	46	16	63
Provision	1,325	2,228	347	5,011	89	9,000
Balance, end of period	$4,097	$15,568	$2,956	$17,430	$249	$40,300
Ending balances:
Individually evaluated for impairment	$—	$1,471	$938	$2,180	$1	$4,590
Collectively evaluated for impairment	$4,097	$14,097	$2,018	$15,250	$248	$35,710
Loans receivable:
Ending balance-total	$318,145	$1,219,682	$131,027	$1,008,174	$21,591	$2,698,619
Ending balances:
Individually evaluated for impairment	$927	$13,942	$2,066	$5,636	$3	$22,574
Collectively evaluated for impairment	$317,218	$1,205,740	$128,961	$1,002,538	$21,588	$2,676,045

September 30, 2013
	Construction	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Other Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$2,004	$10,716	$2,450	$11,675	$132	$26,977
Charge-offs	(46)	(135)	(88)	(4,063)	(166)	(4,498)
Recoveries	—	19	21	60	11	111
Provision	832	3,187	250	2,851	280	7,400
Balance, end of period	$2,790	$13,787	$2,633	$10,523	$257	$29,990
Ending balances:
Individually evaluated for impairment	$221	$1,451	$540	$1,154	$—	$3,366
Collectively evaluated for impairment	$2,569	$12,336	$2,093	$9,369	$257	$26,624
Loans receivable:
Ending balance-total	$192,241	$1,120,422	$113,414	$773,571	$17,864	$2,217,512
Ending balances:
Individually evaluated for impairment	$1,067	$10,192	$2,885	$3,028	$—	$17,172
Collectively evaluated for impairment	$191,174	$1,110,230	$110,529	$770,543	$17,864	$2,200,340

Credit quality indicators on the Company’s loan portfolio, including loans acquired with deteriorated credit quality, as of the dates indicated were as follows (in thousands).

	September 30, 2014
	Pass and Pass/Watch	Special Mention	Substandard	Doubtful	Total
Construction	$304,817	$2	$13,326	$—	$318,145
Commercial real estate	1,168,828	1,623	49,231	—	1,219,682
Consumer real estate	126,600	63	4,364	—	131,027
Commercial and industrial	988,884	—	19,290	—	1,008,174
Other consumer	21,371	8	212	—	21,591
Total loans	$2,610,500	$1,696	$86,423	$—	$2,698,619

	December 31, 2013
	Pass and Pass/Watch	Special Mention	Substandard	Doubtful	Total
Construction	$197,951	$4	$14,475	$—	$212,430
Commercial real estate	1,073,339	1,720	53,122	—	1,128,181
Consumer real estate	113,037	185	4,431	—	117,653
Commercial and industrial	873,547	17	9,547	—	883,111
Other consumer	16,251	9	142	—	16,402
Total loans	$2,274,125	$1,935	$81,717	$—	$2,357,777
The table above as of September 30, 2014 includes $5.6 million of substandard loans and $1.6 million special mention loans which are loans acquired with deteriorated credit quality. As of December 31, 2013, included in the above table were $7.4 million of substandard loans and $1.6 million of special mention loans which are loans acquired with deteriorated credit quality.
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

•	Doubtful loans have specific weaknesses that are severe enough to make collection or liquidation in full improbable.

Age analysis of past due loans, including loans acquired with deteriorated credit quality, as of the dates indicated were as follows (in thousands):

	September 30, 2014
	Greater Than 30 and Fewer Than 90 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
Construction	$—	$746	$746	$317,399	$318,145
Commercial real estate	1,422	9,964	11,386	1,208,296	1,219,682
Consumer real estate	1,461	1,304	2,765	128,262	131,027
Total real estate loans	2,883	12,014	14,897	1,653,957	1,668,854
Other loans:
Commercial and industrial	193	5,681	5,874	1,002,300	1,008,174
Other consumer	243	87	330	21,261	21,591
Total other loans	436	5,768	6,204	1,023,561	1,029,765
Total loans	$3,319	$17,782	$21,101	$2,677,518	$2,698,619

	December 31, 2013
	Greater Than 30 and Fewer Than 90 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
Construction	$15	$75	$90	$212,340	$212,430
Commercial real estate	2,935	7,642	10,577	1,117,604	1,128,181
Consumer real estate	1,260	2,166	3,426	114,227	117,653
Total real estate loans	4,210	9,883	14,093	1,444,171	1,458,264
Other loans:
Commercial and industrial	3,076	1,281	4,357	878,754	883,111
Other consumer	488	207	695	15,707	16,402
Total other loans	3,564	1,488	5,052	894,461	899,513
Total loans	$7,774	$11,371	$19,145	$2,338,632	$2,357,777
In the table above, there were no tuition loans included with other consumer loans 90 days and greater past due as of September 30, 2014 and $0.2 million of tuition loans included with other consumer loans 90 days and greater past due as of December 31, 2013. These loans are cash secured and the Company has a right of offset against the guarantors’ deposit account when the loans are 120 days past due.

The following is a summary of information pertaining to impaired loans, which consist primarily of nonaccrual loans, excluding loans acquired with deteriorated credit quality, as of the periods indicated (in thousands):

	September 30, 2014
	Recorded Investment	Contractual Balance	Related Allowance
With no related allowance recorded:
Construction	$927	$932	$—
Commercial real estate	8,066	8,302	—
Consumer real estate	1,363	1,366	—
Commercial and industrial	501	508	—
Other consumer	—	—	—
Total	$10,857	$11,108	$—
With an allowance recorded:
Construction	$—	$—	$—
Commercial real estate	5,876	5,971	1,471
Consumer real estate	703	703	938
Commercial and industrial	5,135	5,143	2,180
Other consumer	3	4	1
Total	$11,717	$11,821	$4,590
Total impaired loans:
Construction	$927	$932	$—
Commercial real estate	13,942	14,273	1,471
Consumer real estate	2,066	2,069	938
Commercial and industrial	5,636	5,651	2,180
Other consumer	3	4	1
Total	$22,574	$22,929	$4,590

	December 31, 2013
	Recorded Investment	Contractual Balance	Related Allowance
With no related allowance recorded:
Construction	$—	$—	$—
Commercial real estate	4,261	4,469	—
Consumer real estate	1,973	1,999	—
Commercial and industrial	1,099	1,116	—
Total	$7,333	$7,584	$—
With an allowance recorded:
Construction	$309	$309	$42
Commercial real estate	5,550	7,428	1,639
Consumer real estate	1,017	1,046	183
Commercial and industrial	2,906	2,941	2,091
Total	$9,782	$11,724	$3,955
Total impaired loans:
Construction	$309	$309	$42
Commercial real estate	9,811	11,897	1,639
Consumer real estate	2,990	3,045	183
Commercial and industrial	4,005	4,057	2,091
Total	$17,115	$19,308	$3,955

	For the Three Months Ended
	September 30, 2014		September 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction	$488	$9	$48	$1
Commercial real estate	6,891	7	3,225	78
Consumer real estate	1,672	1	1,995	11
Commercial and industrial	642	—	1,108	25
Other consumer	—	—	—	—
Total	$9,693	$17	$6,376	$115
With an allowance recorded:
Construction	$156	$—	$1,265	$5
Commercial real estate	6,142	3	5,482	35
Consumer real estate	677	3	909	16
Commercial and industrial	4,335	4	1,872	8
Other consumer	3	—	—	—
Total	$11,313	$10	$9,528	$64
Total impaired loans:
Construction	$644	$9	$1,313	$6
Commercial real estate	13,033	10	8,707	113
Consumer real estate	2,349	4	2,904	27
Commercial and industrial	4,977	4	2,980	33
Other consumer	3	—	—	—
Total	$21,006	$27	$15,904	$179

	For the Nine Months Ended
	September 30, 2014		September 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction	$464	$37	$48	$2
Commercial real estate	6,164	123	3,136	141
Consumer real estate	1,668	1	1,338	18
Commercial and industrial	800	16	951	56
Other consumer	—	—	—	—
Total	$9,096	$177	$5,473	$217
With an allowance recorded:
Construction	$155	$1	$885	$16
Commercial real estate	5,713	6	4,562	253
Consumer real estate	861	13	694	17
Commercial and industrial	4,021	4	7,631	50
Other consumer	2	—	—	—
Total	$10,752	$24	$13,772	$336
Total impaired loans:
Construction	$619	$38	$933	$18
Commercial real estate	11,877	129	7,698	394
Consumer real estate	2,529	14	2,032	35
Commercial and industrial	4,821	20	8,582	106
Other consumer	2	—	—	—
Total	$19,848	$201	$19,245	$553

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
As of September 30, 2014, there were no loans that were past due 90 days or more that were still accruing interest, and $0.2 million in cash secured tuition loans that were past due 90 days or more still accruing interest as of December 31, 2013.
The following is a summary of information pertaining to nonaccrual loans as of the periods indicated (in thousands):

	September 30, 2014	December 31, 2013
Nonaccrual loans:
Construction	$746	$75
Commercial real estate	14,338	10,133
Consumer real estate	1,894	2,347
Commercial and industrial	5,759	3,784
Other consumer	131	57
	$22,868	$16,396
As of September 30, 2014 and December 31, 2013, the average recorded investment in nonaccrual loans was $19.2 million and $17.9 million, respectively. The amount of interest income that would have been recognized on nonaccrual loans based on contractual terms was $0.8 million and $1.0 million at September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired.
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
The following is a summary of changes in the accretable yields of acquired loans as of the periods indicated as follows (in thousands):

	September 30, 2014	September 30, 2013
Balance, beginning of period	$170	$628
Acquisition	—	—
Net transfers from nonaccretable difference to accretable yield	816	45
Accretion	(832)	(435)
Balance, end of period	$154	$238

Information about the Company’s troubled debt restructurings (TDRs) at September 30, 2014 and September 30, 2013 is presented in the following tables (in thousands):

	Current	Greater Than 30 Days Past Due	Nonaccrual TDRs	Total Loans
As of September 30, 2014
Real estate loans:
Construction	$237	$—	$—	$237
Commercial real estate	349	—	103	452
Consumer real estate	610	—	139	749
Total real estate loans	1,196	—	242	1,438
Other loans:
Commercial and industrial	291	—	—	291
Total loans	$1,487	$—	$242	$1,729
As of September 30, 2013
Real estate loans:
Construction	$312	$—	$—	$312
Commercial real estate	358	—	101	459
Consumer real estate	630	—	138	768
Total real estate loans	1,300	—	239	1,539
Other loans:
Commercial and industrial	346	—	—	346
Total loans	$1,646	$—	$239	$1,885
The following table provides information on how the TDRs were modified during the nine months ended September 30, 2014 and September 30, 2013 (in thousands):

	September 30, 2014	September 30, 2013
Maturity and interest rate adjustment	$587	$599
Movement to, or extension of, interest rate-only payments	846	931
Other concession(s) (1)	296	355
Total	$1,729	$1,885
(1) Other concessions include concessions or a combination of concessions, other than maturity extensions and interest rate adjustments

A summary of information pertaining to modified terms of loans, as of the dates indicated, is as follows:

	As of September 30, 2014
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled debt restructuring:
Construction	4	$237	$237
Commercial real estate	1	452	452
Consumer real estate	2	749	749
Commercial and industrial	1	291	291
	8	$1,729	$1,729

	As of September 30, 2013
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled debt restructuring:
Construction	2	$312	$312
Commercial real estate	3	459	459
Consumer real estate	3	768	768
Commercial and industrial	1	346	346
	9	$1,885	$1,885
None of the performing TDRs defaulted subsequent to the restructuring through the date the financial statements were available to be issued.
As of September 30, 2014 and December 31, 2013, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired or as a TDR.
5. Investments in Tax Credit Entities
Federal NMTC
Investment in Bank Owned CDE
The Federal NMTC program is administered by the Community Development Financial Institutions Fund of the U.S. Treasury and is aimed at stimulating economic and community development and job creation in low-income communities. The program provides federal tax credits to investors who make qualified equity investments (QEIs) in a Community Development Entity (CDE). The CDE is required to invest the proceeds of each QEI in projects located in or benefiting low-income communities, which are generally defined as those census tracts with poverty rates greater than 20% and/or median family incomes that are less than or equal to 80% of the area median family income. FNBC CDE has received allocations of Federal NMTC, totaling $118.0 million over a three year period beginning in 2011. These allocations generated $46.0 million in tax credits. During June 2014, the Company was notified that FNBC CDE had not been awarded an allocation of Federal NMTC from its 2013 application.
The credit provided to the investor totals 39% of each QEI in a CDE and is claimed over a seven-year credit allowance period. In each of the first three years, the investor receives a credit equal to 5% of the total amount invested in the project. For each of the remaining four years, the investor receives a credit equal to 6% of the total amount invested in the project. The Company is eligible to receive up to $46.0 million in tax credits over the seven-year credit allowance period, beginning with the period in which the QEI was made, for its QEI of $118.0 million. Through September 30, 2014, FNBC CDE has invested in allocations of $118.0 million, of which $42.6 million of the awards was invested by the Company and $75.4 million was invested by other investors and leverage lenders, which include the Company. The Company's investment is eliminated upon consolidation. The

Federal NMTCs claimed by the Company, with respect to each QEI, remain subject to recapture over each QEI’s credit allowance period upon the occurrence of any of the following:

•	FNBC CDE does not invest substantially all (generally defined as 85%) of the QEI proceeds in qualified low income community investments;

•	FNBC CDE ceases to be a CDE; or

•	FNBC CDE redeems its QEI investment prior to the end of the current credit allowance period.
At September 30, 2014 and December 31, 2013, none of the above recapture events had occurred, nor, in the opinion of management, are such events anticipated to occur in the foreseeable future. As of September 30, 2014, FNBC CDE had total assets of $127.9 million, consisting of cash of $8.0 million, loans of $108.3 million and other assets of $11.6 million, with liabilities of $0.3 million and capital of $127.6 million.
Investments in Non-Bank Owned CDEs
The Company is also a limited partner in several tax-advantaged limited partnerships and a shareholder in several C corporations whose purpose is to invest in approved Federal NMTC projects through CDEs that are not associated with FNBC CDE. Based on the structure of these transactions, the Company expects to recover its investment solely through use of the tax credits that were generated by the investments. As such, the investment in these entities will be amortized on a straight-line basis over the period over which the Company holds its investment (approximately seven years).
Low-Income Housing Tax Credits
The Company is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved Low-Income Housing tax credit projects. Based on the structure of these transactions, the Company expects to recover its remaining investments at September 30, 2014 solely through use of the tax credits that were generated by the investments. As such, the investment in these partnerships will be amortized on a straight-line basis over the period for which the Company maintains its 99.99% interest in the property (approximately 15 years).
Federal Historic Rehabilitation Tax Credits
The Company is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved Federal Historic Rehabilitation tax credit projects. Based on the structure of these transactions, the Company expects to recover its remaining investments in Federal Historic Rehabilitation tax credits at September 30, 2014 solely through use of the tax credits that were generated by the investments. The Company expects to recover its remaining investments in State Historic Rehabilitation tax credits at September 30, 2014 solely through the sale of these credits. As such, these amounts will be amortized on a straight-line basis over the period during which the Company retains its 99% interest in the property (approximately 10 years).
State NMTC
Investments in Non-Bank Owned CDEs
The Company is a limited partner in several tax-advantaged limited partnerships that are CDEs, whose purpose is to invest in approved state projects that are not associated with FNBC CDE. Based on the structure of these transactions, the Company expects to recover its investment in State NMTC through the transfer of its ownership interest to third party investors.
The tables below set forth the Company's investment in Federal NMTC, State NMTC, Federal Low-Income Housing and Federal Historic Rehabilitation, and State Historic Rehabilitation tax credits, along with the credits expected to be generated through its participation in these programs as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
	Investment	Accumulated Amortization	Loans to Investment Funds (1)	Net Investment	Tax Benefits Recognized Through December 31, 2013	Tax Benefits Expected to be Recognized in 2014	Tax Benefits Expected to be Recognized in 2015, and Thereafter	Total Tax Benefits Expected to be Recognized
NMTC:
Federal:
Non-Bank Owned CDEs	$155,882	$(14,617)	$(115,590)	$25,675	$27,213	$9,117	$24,245	$60,575
Bank Owned CDEs (2)	—	—	—	—	10,375	6,115	29,530	46,020
Bank Owned CDE Equity Investment (3)	5,700	—	—	5,700	—	—	—	—
Total Bank Owned CDEs	$5,700	$—	$—	$5,700	$10,375	$6,115	$29,530	$46,020
State	$14,417	$—	$—	$14,417	$—	$—	$—	$—
Total NMTC	$175,999	$(14,617)	$(115,590)	$45,792	$37,588	$15,232	$53,775	$106,595

Low-Income Housing	$43,733	$(6,702)	$—	$37,031	$9,546	$3,883	$41,867	$55,296

Historic Rehabilitation:
Federal (4)	$32,862	$(2,808)	$—	$30,054	$17,823	$14,193	$—	$32,016
State	5,312	—	—	5,312	—	—	—	—
Total Historic Rehabilitation	$38,174	$(2,808)	$—	$35,366	$17,823	$14,193	$—	$32,016
Total	$257,906	$(24,127)	$(115,590)	$118,189	$64,957	$33,308	$95,642	$193,907
(1) Interest only loan made to the investment fund during the compliance period for Federal NMTC.
(2) Through September 30, 2014 FNBC CDE received allocations of Federal NMTC from the CDFI Fund of the U.S. Treasury totaling $118.0 million over a three year period beginning in 2011. These investments are eliminated upon consolidation by the Company.
(3) The Company made an equity investment of $5.7 million in various Federal NMTC projects. This investment generated Federal NMTC. For its equity investment, the Company is a limited partner and will have the right to share in the activity of the Partnership.
(4) As of September 30, 2014 the Company had $7.1 million invested in Federal Rehabilitation Tax Credit projects which the Company expects to generate Federal Rehabilitation Tax Credits in 2015 and 2016 when the projects are completed and receive the certificates of occupancy, the amount of tax credits to be received will be determined when the costs are certified.

	December 31, 2013
	Investment	Accumulated Amortization	Loans to Investment Funds (1)	Net Investment	Tax Benefits Recognized Through December 31, 2012	Tax Benefits Expected to be Recognized in 2013	Tax Benefits Expected to be Recognized in 2014, and Thereafter	Total Tax Benefits Expected to be Recognized
NMTC:
Federal:
Non-Bank Owned CDEs	$155,412	$(9,328)	$(115,590)	$30,494	$18,889	$8,324	$33,362	$60,575
Bank Owned CDEs (2)	—	—	—	—	4,475	5,900	35,645	46,020
Bank Owned CDE Equity Investment (3)	5,700	—	—	5,700	—	—	—	—
Total Bank Owned CDEs	$5,700	$—	$—	$5,700	$4,475	$5,900	$35,645	$46,020
State	$24,000	$—	$—	$24,000	$—	$—	$—	$—
Total NMTC	$185,112	$(9,328)	$(115,590)	$60,194	$23,364	$14,224	$69,007	$106,595

Low-Income Housing	$45,072	$(5,078)	$—	$39,994	$5,846	$3,700	$47,438	$56,984

Historic Rehabilitation:
Federal	$13,870	$(1,586)	$—	$12,284	$7,326	$10,497	$—	$17,823
State	5,212	—	—	5,212	—	—	—	—
Total Historic Rehabilitation	$19,082	$(1,586)	$—	$17,496	$7,326	$10,497	$—	$17,823
Total	$249,266	$(15,992)	$(115,590)	$117,684	$36,536	$28,421	$116,445	$181,402
(1) Interest only loan made to the investment fund during the compliance period for Federal NMTC.
(2) Through December 31, 2013 FNBC CDE received allocations of Federal NMTC from the CDFI Fund of the U.S. Treasury totaling $118.0 million over a three year period beginning in 2011. These investments are eliminated upon consolidation by the Company.
(3) The Company made an equity investment of $5.7 million in various Federal NMTC projects. This investment generated Federal NMTC. For its equity investment, the Company is a limited partner and will have the right to share in the activity of the Partnership.

The amortization of tax credit investments for the three and nine month periods ended September 30, 2014 and September 30, 2013 were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Federal NMTC	$2,972	$1,753	$7,332	$4,266
Low-Income Housing	541	475	1,624	1,425
Federal Historic Rehabilitation	461	175	1,222	604
Total	$3,974	$2,403	$10,178	$6,295

The Company also made loans to the tax credit related projects. The proceeds from these loans can be utilized for the generation and use of tax credits on the related real estate project or as funding for the tax credit real estate project itself. These loans are subject to the Company's normal underwriting criteria and all loans were performing according to their contractual terms at September 30, 2014. These loans were classified in the Company's loan portfolio at September 30, 2014 and December 31, 2013 as follows (in thousands):

	September 30, 2014	December 31, 2013
Construction	$73,171	$10,686
Commercial real estate	47,288	49,017
Commercial and industrial	127,547	105,944
Total	$248,006	$165,647

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
Information pertaining to outstanding derivative instruments is as follows (in thousands):

		Derivative Assets Fair Value			Derivative Liabilities Fair Value
	Balance Sheet Location	September 30, 2014	December 31, 2013	Balance Sheet Location	September 30, 2014	December 31, 2013
Derivatives designated as hedging instruments under ASC Topic 815:
Interest rate swaps - Counterparty A	Other Assets	$—	$1,157	Other Liabilities	$3,704	$—
Interest rate swaps - Counterparty B	Other Assets	—	—	Other Liabilities	10,803	2,046
Interest rate-prime swaps - Counterparty B	Other Assets	863	—	Other Liabilities	25	2,271
		$863	$1,157		$14,532	$4,317
The Company entered into a master netting arrangement with Counterparty B whereby the delayed interest rate swap and Prime Hedges would be settled net. Net fair values of the Counterparty B delayed interest rate swap and Prime Hedges as of

September 30, 2014 and December 31, 2013 are as follows (in thousands):

	September 30, 2014
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
		Derivatives	Collateral	Net
Derivatives subject to master netting arrangements:
Derivative assets:
Interest rate-prime swaps	$863	$—	$—	$863
	$863	$—	$—	$863

Derivative liabilities
Interest rate swaps	$10,803	$—	$—	$10,803
Interest rate-prime swaps	25	—	—	25
	$10,828	—	—	$10,828

Net derivative liability	$9,965	$—	$—	$9,965

	December 31, 2013
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
		Derivatives	Collateral	Net
Derivatives subject to master netting arrangements:
Derivative assets:
Interest rate-prime swaps	$—	$—	$—	$—
	$—	$—	$—	$—

Derivative liabilities:
Interest rate swaps	$2,046	$—	$—	$2,046
Interest rate-prime swaps	2,271	—	—	2,271
	$4,317	—	—	$4,317

Net derivative liability	$4,317	$—	$—	$4,317
Pursuant to the interest rate swap agreement with Counterparty A, the Company pledged collateral to the counterparty in the form of investment securities totaling $9.3 million (with a fair value at September 30, 2014 of $8.8 million), which has been presented gross in the Company’s balance sheet. Pursuant to the interest rate swap agreements described above with Counterparty B, the Company pledged collateral in the form of investment securities totaling $82.5 million (with a fair value at September 30, 2014 of $79.6 million), which has been presented gross in the Company’s balance sheet. There was no collateral posted from the counterparties to the Company as of September 30, 2014.
For the nine months ended September 30, 2014 and 2013, the Company has not reclassified into earnings any gain or loss as a result of the discontinuance of cash flow hedges because it was probable the original forecasted transaction would not occur by the end of the originally specified term.
As of September 30, 2014 and 2013, no amounts of gains or losses have been reclassified from accumulated comprehensive income, nor have any amounts of gains or losses been recognized due to ineffectiveness of a portion of the derivative. At September 30, 2014, no amount of the derivatives will mature within the next 12 months. The Company does not expect to reclassify any amount from accumulated other comprehensive income into interest income over the next 12 months for derivatives that will be settled.
At September 30, 2014 and 2013, and for the nine months then ended, information pertaining to the effect of the hedging instruments on the consolidated financial statements is as follows (in thousands):

	Amount of Gain (Loss) Recognized in OCI, net of taxes (Effective Portion)
	As of September 30,
Derivatives in ASC Topic 815 Cash Flow Hedging Relationships:	2014	2013
Interest rate swap with Counterparty A	$(3,160)	$4,140
Interest rate swap and prime swaps with Counterparty B	(3,671)	(3,013)
Total	$(6,831)	$1,127

7. Short-term Borrowings

The Company had short-term borrowings outstanding of $31.0 million and $8.4 million as of September 30, 2014 and December 31, 2013, respectively. The following table includes as summary of short-term borrowings as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Federal Home Loan Bank	$31,000	$—
First National Bankers Bank	—	8,425
Total short-term borrowings	$31,000	$8,425
The short-term borrowings at September 30, 2014 and December 31, 2013, consisted of federal funds purchased with a maturity of one day and an interest rate of 0.25% and 0.95%, respectively. These borrowings were repaid in October 2014 and January 2013, respectively.

8. Income Taxes
The income tax benefit on the statement of income for the nine months ended September 30, 2014 and 2013 was as follows (in thousands):

	September 30, 2014	September 30, 2013
Current tax benefit	$—	$—
Deferred tax benefit	(16,354)	(13,884)
Total tax benefit	$(16,354)	$(13,884)
The amount of taxes in the accompanying consolidated statements of income is different from the expected amount using statutory federal income tax rates primarily due to the effect of various tax credits. As discussed in Note 5, the Company earns Federal NMTC, Federal Historic Rehabilitation, and Low-Income Housing tax credits, which reduce the Company’s federal income tax liability or create a carryforward as applicable. The Company is also required to reduce its tax basis of the investment in certain of the projects that generated the Federal NMTC or Federal Historic Rehabilitation tax credits by the amount of the credit generated in that year. In the opinion of management, no valuation allowance was required for the net deferred tax assets at September 30, 2014 as the amounts will more likely than not be realized as reductions of future taxable income or by utilizing available tax planning strategies.
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
The following is a summary of the total notional amount of loan commitments and standby letters of credit outstanding at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Standby letters of credit	$109,501	$106,467
Unused loan commitments	432,367	268,760
Total	$541,868	$375,227

10. Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income and changes in those components are presented in the following table (in thousands).

	Cash Flow Hedge	Transfers of Available for sale securities to Held to Maturity	Available for sale securities	Total
Balance at January 1, 2014	$(2,054)	$(3,710)	$(10,751)	$(16,515)
Other comprehensive income before income taxes:
Net change in unrealized gain (loss)	(10,509)	—	10,164	(345)
Reclassification of net gains realized and included in earnings	—	—	(135)	(135)
Amortization of unrealized net gain (loss) on securities	—	386	—	386
Income tax expense (benefit)	(3,678)	135	3,511	(32)
Balance at September 30, 2014	$(8,885)	$(3,459)	$(4,233)	$(16,577)

Balance at January 1, 2013	$(4,455)	$—	$1,529	$(2,926)
Other comprehensive income before income taxes:
Net change in unrealized gain (loss)	1,734	(5,919)	(14,412)	(18,597)
Reclassification of net gains realized and included in earnings	—	—	(306)	(306)
Amortization of unrealized net gain (loss) on securities	—	—	—	—
Income tax expense (benefit)	607	(2,071)	(5,152)	(6,616)
Balance at September 30, 2013	$(3,328)	$(3,848)	$(8,037)	$(15,213)
11. Capital Requirements and Other Regulatory Matters
The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements of the Company and the Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and ratios of Tier 1 capital to average assets. Management believes, as of September 30, 2014 and December 31, 2013, that the Company and the Bank met all capital adequacy requirements to which they are subject.
As of September 30, 2014, the Bank was in compliance with all regulatory requirements and the Bank was classified as “well capitalized” for purposes of the Federal Deposit Insurance Corporation's prompt corrective action requirements. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed that categorization. The following tables present the actual capital amounts and regulatory capital ratios for the Company and the Bank as of September 30, 2014 and December 31, 2013:

		September 30, 2014
(in thousands)	"Well Capitalized" Minimums	Actual	Amount
First NBC Bank Holding Company
Tier 1 Leverage		11.31%	$402,017
Tier 1 risk-based		12.37%	402,017
Total risk-based		13.62%	442,527
First NBC Bank
Tier 1 Leverage	5.00%	10.58%	$375,673
Tier 1 risk-based	6.00%	11.57%	375,673
Total risk-based	10.00%	12.82%	416,184

		December 31, 2013
(in thousands)	"Well Capitalized" Minimums	Actual	Amount
First NBC Bank Holding Company
Tier 1 Leverage		11.76%	$375,355
Tier 1 risk-based		13.26%	375,355
Total risk-based		14.40%	407,648
First NBC Bank
Tier 1 Leverage	5.00%	10.96%	$349,104
Tier 1 risk-based	6.00%	12.34%	349,104
Total risk-based	10.00%	13.48%	381,396

12. Fair Value of Financial Instruments
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
Securities are classified within Level 1 when quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using pricing models or quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Examples include certain available for sale securities. The Company’s investment portfolio did not include Level 3 securities as of September 30, 2014 and December 31, 2013.

The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy, based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

		September 30, 2014 Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Assets ( Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities:
U.S. government agency securities	$154,145	$—	$154,145	$—
U.S. Treasury securities	12,435	—	12,435	—
Municipal securities	12,301	—	12,301	—
Mortgage-backed securities	59,074	—	59,074	—
Corporate bonds	8,064	—	8,064	—
	$246,019	$—	$246,019	$—
Liabilities
Derivative instruments	$13,669	$—	$13,669	$—

		December 31, 2013 Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Assets ( Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities:
U.S. government agency securities	$151,323	$—	$151,323	$—
U.S. Treasury securities	12,149	—	12,149	—
Municipal securities	23,167	—	23,167	—
Mortgage-backed securities	55,544	—	55,544	—
Corporate bonds	35,536	—	35,536	—
	$277,719	$—	$277,719	$—
Derivative instruments	1,157	—	1,157	—
Total	$278,876	$—	$278,876	$—
Liabilities
Derivative instruments	$4,317	$—	$4,317	$—

The Company has segregated all financial assets and liabilities that are measured at fair value on a nonrecurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands).

		September 30, 2014 Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Assets ( Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Loans	$11,717	$—	$—	$11,717
Other real estate owned	3,002	—	—	3,002
	$14,719	$—	$—	$14,719

		December 31, 2013 Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Assets ( Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Loans	$9,782	$—	$—	$9,782
Other real estate owned	2,390	—	—	2,390
	$12,172	$—	$—	$12,172
In accordance with ASC Topic 310, the Company records loans and other real estate considered impaired at the lower of cost or fair value. Impaired loans, recorded at fair value, are Level 3 assets measured using appraisals from external parties of the collateral, less any prior liens primarily using the market or income approach.
The Company did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis during the nine months ended September 30, 2014 or the year ended December 31, 2013.
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
Deposits
The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts) and would be categorized within Level 2 of the fair value hierarchy. The carrying amounts of variable-rate, fixed-term money market accounts approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits. The fair value of the Company’s deposits would, therefore, be categorized within Level 3 of the fair value hierarchy.
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

The estimated fair values of the Company’s financial instruments were as follows as of the dates indicated (in thousands):

	Fair Value Measurements at September 30, 2014
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$27,342	$27,342	$27,342	$—	$—
Short-term investments	14,757	14,757	14,757	—	—
Investment in short-term receivables	240,832	240,832	240,832	—	—
Investment securities available for sale	246,019	246,019	—	246,019	—
Investment securities held to maturity	90,710	90,352	—	90,352	—
Loans and loans held for sale	2,702,714	2,928,997	—	—	2,928,997
Cash surrender value of bank-owned life insurance	46,934	46,934	46,934	—	—
Financial Liabilities:
Deposits, noninterest-bearing	336,112	336,112	—	336,112	—
Deposits, interest-bearing	2,635,093	2,601,878	—	—	2,601,878
Repurchase agreements	113,430	113,430	—	113,430	—
Short-term borrowings	31,000	31,000	—	31,000	—
Long-term borrowings	55,110	57,416	—	—	57,416
Derivative instruments	13,669	13,669	—	13,669	—

	Fair Value Measurements at December 31, 2013
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$28,140	$28,140	$28,140	$—	$—
Short-term investments	3,502	3,502	3,502	—	—
Investment in short-term receivables	246,817	246,817	246,817	—	—
Investment securities available for sale	277,719	277,719	—	277,719	—
Investment securities held to maturity	94,904	90,966	—	90,966	—
Loans and loans held for sale	2,364,354	2,344,475	—	—	2,344,475
Cash surrender value of bank-owned life insurance	26,187	26,187	26,187	—	—
Derivative instruments	1,157	1,157	—	1,157	—
Financial Liabilities:
Deposits, noninterest-bearing	291,080	291,080	—	291,080	—
Deposits, interest-bearing	2,439,727	2,380,985	—	—	2,380,985
Repurchase agreements	75,957	75,957	—	75,957	—
Short-term borrowings	8,425	8,425	—	8,425	—
Long-term borrowings	55,110	55,616	—	—	55,616
Derivative instruments	4,317	4,317	—	4,317	—

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of First NBC Bank Holding Company and its wholly owned subsidiary, First NBC Bank, as of September 30, 2014 and December 31, 2013 and for the three and nine month periods ended September 30, 2014 and September 30, 2013. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements, the accompanying footnotes and supplemental data included herein.
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
For the nine months ended September 30, 2014, the Company’s income available to common shareholders totaled $38.8 million, an increase of $13.2 million, or 51.8%, compared to the nine months ended September 30, 2013. Diluted earnings per share for the nine months ended September 30, 2014 were $2.04, an increase of $0.43, or 26.7%, compared to the nine months ended September 30, 2013. During the third quarter of 2014, the Company’s income available to common shareholders totaled $14.0 million, an increase of $4.1 million, or 41.5%, compared to the third quarter of 2013. Diluted earnings per share for the third quarter of 2014 were $0.73, an increase of $0.19, or 35.2%, compared to the third quarter of 2013.
Key components of the Company’s performance during the first nine months and third quarter of 2014 are summarized below.

•	Total assets at September 30, 2014 were $3.6 billion, an increase of $347.3 million, or 10.6%, from December 31, 2013.

•
Total loans at September 30, 2014 were $2.7 billion, an increase of $340.8 million, or 14.5%, from December 31, 2013. The increase in loans was primarily due to increases of $105.7 million, or 49.8%, in construction loans and $125.1 million, or 14.2%, in commercial loans from December 31, 2013.

•
Total deposits increased $240.4 million, or 8.8%, from December 31, 2013. The increase was due primarily to increases in money market deposits of $290.5 million, or 44.3%, and noninterest-bearing demand deposits of $45.0 million, or 15.5%, from December 31, 2013.

•	Shareholders’ equity increased $41.7 million, or 10.9%, to $423.5 million from December 31, 2013. The increase was primarily attributable to the Company’s retained earnings over the period.

•
Interest income increased $6.7 million, or 20.9%, in the third quarter of 2014 compared to the third quarter of 2013. For the nine months ended September 30, 2014, interest income increased $21.4 million, or 23.9%, compared to the nine months ended September 30, 2013. The increases were driven primarily by higher yields on average interest-earning assets, specifically investment securities, investment in short-term receivables, and higher volume on loans.

•
Interest expense increased $0.8 million, or 7.4%, in the third quarter of 2014 compared to the third quarter of 2013. For the nine months ended September 30, 2014, interest expense increased $3.0 million, or 10.6%, compared to the nine months ended September 30, 2013. The increases were primarily due to higher average balances of interest-bearing deposits and the Company’s tiered pricing on all of its deposit products, which the Company began implementing in the third and fourth quarters of 2013, as well as the tiered pricing of its certificates of deposit products which impacts interest expense as they reprice at maturity. The Company’s cost of funds decreased 8 basis points compared to the third quarter of 2013.

•
The provision for loan losses increased $0.6 million, or 25.0%, for the third quarter of 2014 compared to the third quarter of 2013. For the nine months ended September 30, 2014, the provision totaled $9.0 million, an increase of $1.6 million, or 21.6%, compared to the nine months ended September 30, 2013. As of September 30, 2014, the Company’s ratio of allowance for loan losses to total loans was 1.49%, compared to 1.36% at December 31, 2013.

•
Net charge-offs for the third quarter of 2014 and 2013 were $0.1 million. Net charge-offs for the nine months ended September 30, 2014 were $0.8 million compared to $4.3 million for the same period of 2013.

•
Noninterest income for the third quarter of 2014 increased $0.6 million, or 23.3%, compared to the third quarter of 2013 due primarily to increases in all components of noninterest income, other than CDE fees, which experienced a decrease of $0.3 million. For the nine months ended September 30, 2014, noninterest income increased $1.3 million, or 16.4%, compared to the nine months ended September 30, 2013 primarily due to increases in income from sales of state tax credits of $1.2 million, other income $0.4 million, and gain on sale of loans of $0.3 million, which were partially offset by decreases in CDE fees earned of $0.7 million.

•
Noninterest expense for the third quarter of 2014 increased $3.0 million, or 17.3%, compared to the third quarter of 2013. The increase in noninterest expense in the third quarter of 2014 compared to the third quarter of 2013 resulted primarily from increases in tax credit amortization of $1.6 million as well as all other components of noninterest expense. For the nine months ended September 30, 2014, noninterest expense increased $8.0 million, or 16.8%, compared to the nine months ended September 30, 2013. The increase resulted primarily from increases in tax credit amortization of $3.9 million, salaries and employee benefits of $1.2 million, and taxes, licenses and FDIC assessments of $0.8 million.

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
TABLE 1-RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES

	For the Nine Months Ended
(in thousands, except per share data)	September 30, 2014	September 30, 2013
Income before income taxes:
Income before income taxes (GAAP)	$23,532	$13,471
Income adjustment before income taxes related to the impact of tax credit related activities (Non-GAAP)
Tax equivalent income associated with investment in federal tax credit programs(1)	37,071	27,761
Income before income taxes (Non-GAAP)	60,603	41,232
Income tax expense-adjusted (Non-GAAP)(2)	(20,717)	(13,877)
Net income (GAAP)	$39,886	$27,355

	As of
	September 30, 2014	December 31, 2013
Tangible equity and asset calculations:
Total equity (GAAP)	$423,540	$381,859
Adjustments
Preferred equity	42,406	42,406
Goodwill	4,808	4,808
Other intangibles	3,173	3,625
Tangible common equity	$373,153	$331,020
Total assets (GAAP)	$3,633,923	$3,286,617
Adjustments
Goodwill	4,808	4,808
Other intangibles	3,173	3,625
Tangible assets	$3,625,942	$3,278,184
Total common shares	18,575	18,514
Book value per common share	$20.52	$18.33
Effect of adjustment	0.43	0.45
Tangible book value per common share	$20.09	$17.88
Total shareholders' equity to assets	11.66%	11.62%
Effect of adjustment	1.37%	1.52%
Tangible common equity to tangible assets	10.29%	10.10%

(1)	Tax equivalent income associated with investment in federal tax credit programs represents the gross amount of tax benefit from federal tax credits.

(2)	Income tax expense is calculated on the adjusted non-GAAP effective tax rate for the Company of 34% for the nine months ended September 30, 2014 and September 30, 2013, respectively.

FINANCIAL CONDITION
Assets increased $347.3 million, or 10.6%, to $3.6 billion as of September 30, 2014, compared to $3.3 billion as of December 31, 2013 as the Company continued to experience strong growth in the New Orleans market area. Net loans increased $332.7 million, or 14.3%, to $2.7 billion as of September 30, 2014, compared to $2.3 billion as of December 31, 2013. The Company’s investment securities portfolio totaled $336.7 million compared to $372.6 million as of December 31, 2013, a decrease of 9.6%. Deposits increased $240.4 million, or 8.8%, to $3.0 billion as of September 30, 2014, compared to $2.7 billion as of December 31, 2013. Total shareholders’ equity increased $41.7 million, or 10.9%, to $423.5 million as of September 30, 2014, compared to $381.9 million as of December 31, 2013.
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
The following table sets forth the amount of loans, by category, as of the respective periods.
TABLE 2-TOTAL LOANS BY LOAN TYPE

	September 30, 2014		December 31, 2013
(dollars in thousands)	Amount	Percent	Amount	Percent
Construction	$318,145	11.8%	$212,430	9.0%
Commercial real estate	1,219,682	45.2%	1,128,181	47.8%
Consumer real estate	131,027	4.9%	117,653	5.0%
Commercial and industrial	1,008,174	37.4%	883,111	37.5%
Other consumer	21,591	0.7%	16,402	0.7%
Total loans	$2,698,619	100%	$2,357,777	100%
The Company’s primary focus has been on commercial real estate and commercial lending, which represented approximately 83% and 85% of the loan portfolio as of September 30, 2014 and December 31, 2013, respectively. Although management expects continued growth with respect to the loan portfolio, it does not expect any significant changes over the foreseeable future in the composition of the loan portfolio or in the emphasis on commercial real estate and commercial lending.
A significant portion, $387.4 million, or 31.8%, as of September 30, 2014, compared to $364.9 million, or 32.3%, as of December 31, 2013, of the commercial real estate exposure represented loans to commercial businesses secured by owner occupied real estate which, in effect, are commercial loans with the borrowers’ real estate providing a secondary source of repayment. Commercial loans, which represent the second largest category of loans in the portfolio, increased $125.1 million, or 14.2%, compared to December 31, 2013. The Company attributes its commercial loan growth to the growth in the oil and gas industry, specifically the oil and gas service companies, which has resulted in strong commercial loan demand. The construction loan portfolio increased $105.7 million, or 49.8%, compared to December 31, 2013. The increase in construction loan demand was due primarily to the funding of construction loans related to hotels, residential real estate development, and federal tax credit projects. The Company expects these positive loan growth trends to continue through the remainder of 2014, as evidenced by the increase in its loan pipeline quarter over quarter.
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
The following table sets forth information regarding nonperforming assets as of the dates indicated:
TABLE 3-NONPERFORMING ASSETS

(dollars in thousands)	September 30, 2014	December 31, 2013
Nonaccrual loans:
Construction	$746	$75
Commercial real estate	14,338	10,133
Consumer real estate	1,894	2,347
Commercial and industrial	5,759	3,784
Other consumer	131	57
Total nonaccrual loans	22,868	16,396
Restructured loans	1,487	1,628
Total nonperforming loans	24,355	18,024
Other assets owned(1)	163	276
Other real estate owned	5,262	3,733
Total nonperforming assets	$29,780	$22,033
Accruing loans past due 90+ days	$—	$150
Nonperforming loans to total loans	0.90%	0.76%
Nonperforming loans to total assets	0.67%	0.55%
Nonperforming assets to total assets	0.82%	0.67%
Nonperforming assets to loans, other real estate owned and other assets owned	1.10%	0.93%

(1)	Represents repossessed property other than real estate.
Approximately $0.8 million and $1.0 million of gross interest income would have been accrued if all loans on nonaccrual status had been current in accordance with their original terms at September 30, 2014 and December 31, 2013.
Total nonperforming assets increased $7.7 million, or 35.1%, as compared to December 31, 2013, and total nonperforming assets as a percentage of loans and other real estate owned increased by 17 basis points over the period. The increase resulted primarily from an increase in nonaccrual loans of $6.5 million, or 39.5%, compared to December 31, 2013.
Potential problem loans are those loans that are not categorized as nonperforming loans, but where current information indicates that the borrower may not be able to comply with present loan repayment terms. These are generally referred to as its watch list loans. The Company monitors past due status as an indicator of credit deterioration and potential problem loans. A loan is considered past due when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. To the extent that loans become past due, management assesses the potential for loss on such loans as it would with other problem loans and considers the effect of any potential loss in determining its provision for probable loan losses. Management also assesses alternatives to maximize collection of any past due loans, including, without limitation, restructuring loan terms, requiring additional loan guarantee(s) or collateral or other planned action. Additional information regarding past due loans as of September 30, 2014 is included in Note 4 to the Company’s financial statements included in this report.
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
The allowance for loan losses was $40.3 million, or 1.49% of total loans, as of September 30, 2014, compared to $32.1 million, or 1.36% of total loans, as of December 31, 2013, an increase of 13 basis points over the period. The increase in allowance for loan losses as a percent of total loans was primarily attributable to the increase in provision expense to $9.0 million for the nine months ended September 30, 2014.
The following table provides an analysis of the allowance for loan losses and net charge-offs for the respective periods.
TABLE 4-SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

	For the Nine Months Ended September 30,
(dollars in thousands)	2014	2013
Balance, beginning of period	$32,143	$26,977
Charge-offs:
Construction	18	46
Commercial real estate	441	135
Consumer real estate	47	88
Commercial and industrial	304	4,063
Other consumer	96	166
Total charge-offs	906	4,498
Recoveries:
Construction	—	—
Commercial real estate	1	19
Consumer real estate	—	21
Commercial and industrial	46	60
Other consumer	16	11
Total recoveries	63	111
Net charge-offs	843	4,387
Provision for loan loss	9,000	7,400
Balance, end of period	$40,300	$29,990
Net charge-offs to average loans	0.03%	0.21%
Allowance for loan losses to total loans	1.49%	1.35%
Although management believes that the allowance for loan losses has been established in accordance with accounting principles generally accepted in the United States and that the allowance for loan losses was appropriate to provide for incurred losses in the portfolio at all times shown above, future provisions will be subject to ongoing evaluations of the risks in the loan portfolio. If the economy declines or if asset quality deteriorates, material additional provisions could be required.
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
The securities portfolio consists primarily of U.S. government agency obligations, mortgage-backed securities and municipal securities, although the Company also holds corporate bonds. All of the securities have varying contractual maturities. However, these maturities do not necessarily represent the expected life of the securities as the securities may be called or paid down without penalty prior to their stated maturities, and the targeted duration for the investment portfolios is in the three to four year range. No investment in any of these securities exceeds any applicable limitation imposed by law or regulation. The Asset Liability Committee reviews the investment portfolio on an ongoing basis to ensure that the investments conform to the Company’s investment policy. All securities as of September 30, 2014 were classified as Level 2 assets, as their fair value was estimated using pricing models or quoted prices of securities with similar characteristics.
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
The Company’s investment securities portfolio totaled $336.7 million at September 30, 2014, a decrease of $35.9 million, or 9.6%, from December 31, 2013. The decrease was due primarily to the sale of $44.4 million of its available for sale securities portfolio to fund loan growth. As of September 30, 2014, investment securities having a carrying value of $289.4 million were pledged to secure public deposits, securities sold under agreements to repurchase and borrowings.
The following table presents a summary of the amortized cost and estimated fair value of the investment portfolio.
TABLE 5-CARRYING VALUE OF SECURITIES

	September 30, 2014			December 31, 2013
(dollars in thousands)	Amortized Cost	Unrealized Gain/(Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain/ (Loss)	Estimated Fair Value
Available for sale:
U.S. government agency securities	$159,545	$(5,400)	$154,145	$163,964	$(12,641)	$151,323
U.S. Treasury securities	13,020	(585)	12,435	13,022	(873)	12,149
Municipal securities	12,179	122	12,301	23,240	(73)	23,167
Mortgage-backed securities	59,485	(411)	59,074	57,010	(1,466)	55,544
Corporate bonds	8,302	(238)	8,064	37,023	(1,487)	35,536
Total available for sale	$252,531	$(6,512)	$246,019	$294,259	$(16,540)	$277,719
Held to maturity:
Municipal securities	$41,293	$1,572	$42,865	$44,294	$(304)	$43,990
Mortgage-backed securities	49,417	(1,929)	47,488	50,610	(3,634)	46,976
Total held to maturity	$90,710	$(357)	$90,353	$94,904	$(3,938)	$90,966
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

Investments in Short-term Receivables
The Company invests in short-term trade receivables. These receivables are traded on an exchange and are covered by a repurchase agreement of the seller of the receivables, if not paid within a specified period of time. The Company invests in these receivables since they provide a higher short-term return for the Company. The Company had $240.8 million invested in short-term receivables at September 30, 2014, a decrease of $6.0 million, or 2.4%, compared to December 31, 2013.
Short-term Investments
Short-term investments result from excess funds that fluctuate daily depending on the funding needs of the Company and are currently invested overnight in interest-bearing deposit accounts at the Federal Reserve Bank of Atlanta, First National Bankers Bank, JP Morgan Chase Bank, and Comerica Bank. The balance in interest-bearing deposits at other institutions increased $11.3 million, to $14.8 million at September 30, 2014, from $3.5 million at December 31, 2013. The primary cause of the increase at September 30, 2014 was the existence of cash from excess deposits, proceeds from sales, calls and maturities of investment securities and investments in short-term receivables that had not been reinvested at September 30, 2014. The Company’s cash activity is further discussed in the “Liquidity and Capital Resources” section below.
Investment in Tax Credit Entities
The Company has received a total of $118.0 million in tax credit allocations since 2011. The Company received allocations of $28.0 million in 2011, $40.0 million in 2012, and $50.0 million in 2013. During the second quarter of 2014, the Company was notified by the Community Development Financial Institutions Fund (CDFI) of the U.S. Treasury that it did not receive an allocation of Federal New Markets Tax Credits (NMTC). The lack of an allocation will not preclude the Company from investing in Federal New Markets Tax Credit projects and utilizing Federal New Markets Tax Credit allocations of other CDEs as was common practice for the Company when it began its tax credit investment program. The Company generated 50% of its total tax credit investment from Federal New Markets Tax Credit projects, which consisted of 57% invested in outside CDEs and 43% invested in the Company’s CDE, and the remaining 50% was invested in Federal Historic Rehabilitation Tax Credits and Low-Income Housing Tax Credits. The Company has made and will continue to make material investments in tax credit-motivated projects. The Company generates returns on tax credit-motivated projects through the receipt of federal and, if applicable, state tax credits. The Company maintains a pipeline of tax credit eligible projects which it may invest in to generate federal tax credits. The Company expects to generate Federal Historic Rehabilitation Tax Credits of $14.2 million, $19.9 million, and $5.7 million in 2014, 2015, and 2016, respectively. Of the $14.2 million the Company expects to recognize in 2014, $4.0 million of the credits were expected to be placed in service during 2015. However, due to the election by the owner to phase the recognition of the credits based on the phasing of the certificate of occupancy on the project, the Company will be able to recognize $4.0 million of the credits in 2014 compared to the original estimate for 2015. Table 14-Future Tax Credits provides information on tax credits the Company expects to generate in future years based on investments the Company has made as of September 30, 2014.
The Company’s investment in tax credit entities totaled $118.2 million as of September 30, 2014, an increase of $0.5 million, or 0.4%, compared to December 31, 2013. The Company has seen increasing demand in its markets for investment in tax credit projects. The Company anticipates its investment in tax credit entities to be driven by increases in Federal Historic Rehabilitation tax credit project investments. The Low-Income Housing and Federal New Markets Tax Credits associated with the Company’s investment in tax credit entities are recognized over the compliance periods of the respective projects, which range from seven to 15 years. Projects for which an investment was made during 2013 from the Company’s own tax credit allocation substantially increased the Company’s supply of credits recognizable over future periods. Any increases in its Federal New Markets Tax Credits supply during 2014 will be from investments made in outside CDEs.
Deferred Tax Asset
The Company had a net deferred tax asset of $67.9 million as of September 30, 2014 due to its tax net operating losses, carryforwards related to unused tax credits, and the non-deductibility of the loan loss provision for tax purposes. The Company assesses the recoverability of its deferred tax asset quarterly, and the current and projected level of taxable income provides for the ultimate realization of the carrying value of these deferred tax assets. Net deferred tax assets as of September 30, 2014 increased $16.7 million, or 32.7%, from December 31, 2013, primarily as a result of $22.0 million in estimated tax credits generated during the first nine months of 2014.
Deposits
Deposits are the Company’s primary source of funds to support earning assets. Total deposits were $3.0 billion at September 30, 2014, compared to $2.7 billion at December 31, 2013, an increase of $240.4 million, or 8.8%, as total interest-bearing deposits were up $195.4 million, or 8.0%. The increase in noninterest-bearing demand deposits of $45.0 million, or

15.5%, was due primarily to the increase in commercial customer deposits which has occurred with the expansion of the Company’s commercial lending. The Company also experienced an increase in its money market deposits of $290.5 million, or 44.3%, from December 31, 2013. This increase was a result of a shift by customers from NOW accounts to money market deposit accounts due to the Company lowering NOW account rates in April 2014, especially in lower balance tiers. The decrease in certificates of deposit of $50.8 million, or 4.2%, from December 31, 2013 is due to the implementation of tiered pricing on its certificates of deposit in an effort to reduce the average yield. As the certificates of deposit mature, the Company has seen its traditional certificate of deposit customers move into money market and NOW accounts due to the implementation of the tiered pricing program.
The following table sets forth the composition of the Company’s deposits as of September 30, 2014 and December 31, 2013.
TABLE 6-DEPOSIT COMPOSITION BY PRODUCT

					Increase/(Decrease)
(dollars in thousands)	September 30, 2014		December 31, 2013		Amount	Percent
Noninterest-bearing demand	$336,112	11.3%	$291,080	10.7%	$45,032	15.5%
NOW accounts	470,496	15.9%	511,620	18.7%	(41,124)	(8.0)%
Money market deposits	945,645	31.8%	655,173	24.0%	290,472	44.3%
Savings deposits	50,646	1.7%	53,779	2.0%	(3,133)	(5.8)%
Certificates of deposit	1,168,306	39.3%	1,219,155	44.6%	(50,849)	(4.2)%
Total deposits	$2,971,205	100.0%	$2,730,807	100.0%	$240,398	8.8%
Short-term Borrowings
Although deposits are the primary source of funds for lending, investment activities and general business purposes, as an alternative source of liquidity, the Company may obtain advances from the Federal Home Loan Bank of Dallas, sell investment securities subject to its obligation to repurchase them, purchase Federal funds, and engage in overnight borrowings from the Federal Home Loan Bank or its correspondent banks. The level of short-term borrowings can fluctuate on a daily basis depending on the funding needs and the source of funds to satisfy the needs. The Company had short-term borrowings outstanding of $31.0 million and $8.4 million at September 30, 2014 and December 31, 2013, respectively.
The Company also enters into repurchase agreements to facilitate customer transactions that are accounted for as secured borrowings. These transactions typically involve the receipt of deposits from customers that the Company collateralizes with its investment portfolio and have average rates of 1.42% for the nine months ended September 30, 2014.
The following table details the average and ending balances of repurchase transactions as of and for the nine months ended September 30:
TABLE 7-REPURCHASE TRANSACTIONS

(dollars in thousands)	2014	2013
Average balance	$100,327	$65,312
Ending balance	113,430	67,619
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
Shareholders’ Equity
Shareholders’ equity provides a source of permanent funding, allows for future growth, and provides the Company with a cushion to withstand unforeseen adverse developments. Shareholders’ equity increased $41.7 million, or 10.9%, from $381.9 million as of December 31, 2013, primarily as a result of the Company’s retained earnings over the period.
Regulatory Capital

As of September 30, 2014, the Company and First NBC Bank were in compliance with all regulatory requirements and First NBC Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action requirements.
The following table presents the actual capital amounts and regulatory capital ratios for the Company and First NBC Bank as of September 30, 2014.
TABLE 8-REGULATORY CAPITAL RATIOS

	“Well Capitalized” Minimums	September 30, 2014
(dollars in thousands)		Actual	Amount
First NBC Bank Holding Company
Leverage		11.31%	$402,017
Tier 1 risk-based		12.37%	402,017
Total risk-based		13.62%	442,527
First NBC Bank
Leverage	5.00%	10.58%	375,673
Tier 1 risk-based	6.00%	11.57%	375,673
Total risk-based	10.00%	12.82%	416,184
RESULTS OF OPERATIONS
Income available to common shareholders was $14.0 million and $9.9 million for the three months ended September 30, 2014 and 2013, respectively. Earnings per share on a diluted basis were $0.73 and $0.54 for the third quarters of 2014 and 2013, respectively. For the three months ended September 30, 2014, net interest income increased $5.9 million, or 27.2%, over the same period of 2013, as interest income increased $6.7 million, or 20.9%, and interest expense increased $0.8 million, or 7.5%. The increase in interest income of $6.7 million, compared to the same period of 2013, was due primarily to an increase in average interest-earning assets of $458.4 million, which increased interest income due to volume of $6.7 million, or 18 basis points. Net interest income was also impacted by an increase in interest expense of $0.8 million during the third quarter of 2014 compared to the third quarter of 2013. The increase was attributable to an increase in average interest-bearing liabilities of $354.7 million, which increased interest expense volume to $1.4 million, offset by a decrease in interest expense due to rates of $0.7 million, or 10 basis points.
Income available to common shareholders was $38.8 million and $25.6 million for the nine months ended September 30, 2014 and 2013, respectively. Earnings per share on a diluted basis were $2.04 and $1.61 for the nine months ended September 30, 2014 and 2013, respectively. Net interest income increased $18.4 million, or 30.3%, compared to the nine months ended September 30, 2013, as interest income increased $21.4 million, or 23.9%, and interest expense increased $3.0 million, or 10.6%. The increase in interest income of $21.4 million was due primarily to an increase in average interest-earning assets of $500.2 million, which increased volume $19.9 million, and an increase in interest income due to rates of $1.5 million, or 20 basis points. Net interest income was also impacted by an increase in interest expense of $3.0 million due primarily to an increase in average interest-bearing liabilities of $391.5 million, which increased interest expense due to volume to $4.4 million, offset by a decrease in interest expense due to rates of $1.4 million, or 9 basis points.
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
The Company’s net interest spread, which is the difference between the average yield earned on average earning assets and the average rates paid on average interest-bearing liabilities, was 3.16% and 2.88% during the three months ended September 30, 2014 and 2013, an increase of 28 basis points. The Company’s net interest margin was 3.37% for the third quarter of 2014, compared to 3.08% for the third quarter of 2013, an increase of 29 basis points. On a year-to-date basis, the Company’s net interest spread of 3.13% was 28 basis points higher than the 2.85% earned during the nine months of 2013. The Company’s year-to-date net interest margin of 3.34% was 29 basis points higher than the 3.05% earned during the first nine months of 2013.

Net interest income increased 27.2% to $27.8 million for the three months ended September 30, 2014, from $21.8 million for the same period in 2013. The primary driver of the increase in net interest income was a $6.7 million, or 20.9%, increase in interest income during the third quarter of 2014, as compared to the same period in 2013, which was partially offset by a $0.8 million, or 7.5%, increase in interest expense over the same periods. The increase in interest income was due primarily to the significant growth in average interest-earning assets during the third quarter of 2014 to $3.3 billion from $2.8 billion during the third quarter of 2013, and was positively impacted by an increase in the earning asset yield of 18 basis points to 4.70% from 4.52% over the same period in 2013. The increase in the earning asset yield was due primarily to a 22 basis points increase in the the average yield of the investment in short-term receivables. The increase in interest expense was due primarily to an increase in average interest-bearing deposits for the third quarter of 2014 to $2.6 billion, as compared to $2.3 billion for the same period in 2013, offset by a decrease in the average rate on average interest-bearing liabilities of 10 basis points for the third quarter of 2014 compared to the same quarter of 2013. The reduction in the Company’s cost of funds was due primarily to the refinancing of $40.0 million of the Company’s long-term borrowings during the latter part of the first quarter of 2014, a 8 basis point reduction from the implementation of tiered pricing on all of its interest-bearing deposit products, as well as tiered pricing of its certificates of deposit products which is expected to reduce the average yield as the certificates of deposit begin to mature in 2014.
The trends discussed above for the third quarter of 2014 compared to the third quarter of 2013 were the same trends for the nine month periods ended September 30, 2014 and 2013.

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
TABLE 9-AVERAGE BALANCES, NET INTEREST INCOME AND INTEREST YIELDS/RATES

	For the Three Months Ended September 30,
	2014			2013
(dollars in thousands)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate
Assets:
Interest-earning assets:
Short term investments	$12,804	$6	0.20%	$84,019	$46	0.22%
Investment in short-term receivables	233,044	1,675	2.85	185,977	1,233	2.63
Investment securities	367,135	2,323	2.51	370,383	2,128	2.28
Loans (including fee income)	2,653,083	34,664	5.18	2,167,325	28,566	5.23
Total interest-earning assets	3,266,066	38,668	4.70	2,807,704	31,973	4.52
Less: Allowance for loan losses	(38,449)			(28,507)
Noninterest-earning assets	366,252			311,497
Total assets	$3,593,869			$3,090,694
Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Savings deposits	$51,360	$98	0.75%	$52,215	$82	0.62%
Money market deposits	909,405	3,097	1.35	468,151	1,773	1.50
NOW accounts	485,143	1,430	1.17	551,012	1,845	1.33
Certificates of deposit under $100,000	349,841	1,406	1.59	418,714	1,641	1.56
Certificates of deposit of $100,000 or more	630,147	3,069	1.93	663,698	3,221	1.93
CDARS®	211,028	1,169	2.20	174,161	954	2.17
Total interest-bearing deposits	2,636,924	10,269	1.54	2,327,951	9,516	1.62
Short-term borrowings and repurchase agreements	110,594	396	1.42	70,822	265	1.48
Other borrowings	61,143	244	1.58	55,220	369	2.65
Total interest-bearing liabilities	2,808,661	10,909	1.54	2,453,993	10,150	1.64
Noninterest-bearing liabilities:
Non-interest-bearing deposits	331,170			243,510
Other liabilities	39,282			26,691
Total liabilities	3,179,113			2,724,194
Shareholders’ equity	414,756			366,500
Total liabilities and equity	$3,593,869			$3,090,694
Net interest income		$27,759			$21,823
Net interest spread(1)			3.16%			2.88%
Net interest margin(2)			3.37%			3.08%

	For the Nine Months Ended September 30,
	2014			2013
(dollars in thousands)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate
Assets:
Interest-earning assets:
Short term investments	$32,056	$48	0.20%	$75,921	$122	0.21%
Investment in short-term receivables	227,924	4,761	2.79	149,437	2,928	2.62
Investment securities	370,000	7,053	2.55	376,141	5,420	1.93
Loans (including fee income)	2,535,956	99,160	5.23	2,064,195	81,117	5.25
Total interest-earning assets	3,165,936	111,022	4.69	2,665,694	89,587	4.49
Less: Allowance for loan losses	(35,544)			(27,720)
Noninterest-earning assets	364,238			270,654
Total assets	$3,494,630			$2,908,628
Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Savings deposits	$53,091	$316	0.80%	$49,059	$230	0.63%
Money market deposits	809,025	8,320	1.37	407,045	4,592	1.51
NOW accounts	505,247	4,320	1.14	520,381	5,118	1.31
Certificates of deposit under $100,000	365,341	4,398	1.61	425,203	4,949	1.56
Certificates of deposit of $100,000 or more	644,281	9,329	1.94	627,909	8,904	1.90
CDARS®	197,553	3,238	2.19	169,589	2,785	2.20
Total interest-bearing deposits	2,574,538	29,921	1.55	2,199,186	26,578	1.62
Short-term borrowings and repurchase agreements	100,776	1,113	1.48	66,848	726	1.45
Other borrowings	58,345	830	1.90	76,107	1,518	2.67
Total interest-bearing liabilities	2,733,659	31,864	1.56	2,342,141	28,822	1.65
Noninterest-bearing liabilities:
Non-interest-bearing deposits	321,647			237,252
Other liabilities	37,495			20,915
Total liabilities	3,092,801			2,600,308
Shareholders’ equity	401,829			308,320
Total liabilities and equity	$3,494,630			$2,908,628
Net interest income		$79,158			$60,765
Net interest spread(1)			3.13%			2.85%
Net interest margin(2)			3.34%			3.05%

(1)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

(2)	Net interest margin is net interest income divided by average interest-earning assets.

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
TABLE 10-SUMMARY OF CHANGES IN NET INTEREST INCOME

	For the Three Months Ended September 30,
	2014/2013 Change Attributable To
(dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans (including fee income)	$6,400	$(302)	$6,098
Short-term investments	(39)	(1)	(40)
Investment in short-term receivables	319	123	442
Investment securities	(20)	215	195
Total increase (decrease) in interest income	$6,660	$35	$6,695
Interest-bearing liabilities:
Savings deposits	$(1)	$17	$16
Money market deposits	1,639	(315)	1,324
NOW accounts	(207)	(208)	(415)
Certificates of deposit	(231)	59	(172)
Borrowed funds	174	(168)	6
Total increase (decrease) in interest expense	1,374	(615)	759
Increase (decrease) in net interest income	$5,286	$650	$5,936

	For the Nine Months Ended September 30,
	2014/2013 Change Attributable To
(dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans (including fee income)	$18,536	$(494)	$18,042
Short-term investments	(70)	(3)	(73)
Investment in short-term receivables	1,553	280	1,833
Investment securities	(115)	1,748	1,633
Total increase (decrease) in interest income	$19,904	$1,531	$21,435
Interest-bearing liabilities:
Savings deposits	$23	$63	$86
Money market deposits	4,469	(741)	3,728
NOW accounts	(133)	(665)	(798)
Certificates of deposit	(7)	334	327
Borrowed funds	72	(373)	(301)
Total increase (decrease) in interest expense	4,424	(1,382)	3,042
Increase (decrease) in net interest income	$15,480	$2,913	$18,393
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
For the three months ended September 30, 2014, the provision for loan losses was $3.0 million, a 25.0% increase from the same period in 2013. For the nine months ended September 30, 2014, the provision for loan losses was $9.0 million, a 21.6%

increase from the same period in 2013. As of September 30, 2014, the ratio of allowance for loan losses to total loans was 1.49%, compared to 1.36% at December 31, 2013.
Noninterest Income
For the three months ended September 30, 2014, noninterest income was $3.0 million compared to $2.4 million for the same period in 2013, an increase of $0.6 million, or 23.3%. The increase was driven by increases in all components of noninterest income, other than CDE fees, which experienced a decrease of $0.3 million. The most significant components of noninterest income contributing to the increase were gains on sale of loans $0.5 million, income from sales of state tax credits of $0.2 million, and cash surrender value of bank-owned life insurance of $0.2 million. For the first nine months of 2014, noninterest income increased $1.3 million, or 16.4%, for the same period in 2013. The increase in noninterest income compared to the first nine months of 2013 was due primarily to increases in income from sales of state tax credits of $1.2 million, other income of $0.4 million, and gains on sale of loans of $0.3 million, which were offset by decreases in CDE fees earned of $0.7 million and investment securities gains of $0.2 million. The following table presents the components of noninterest income for the respective periods.
TABLE 11-NONINTEREST INCOME

	For the Three Months Ended			For the Nine Months Ended
	September 30,		Percent Increase (Decrease)	September 30,		Percent Increase (Decrease)
(dollars in thousands)	2014	2013		2014	2013
Service charges on deposit accounts	$548	$501	9.4%	$1,605	$1,461	9.9%
Investment securities gains, net	79	—	100.0	135	306	(55.9)
Gain (loss) on assets sold, net	(76)	14	NM	63	151	(58.3)
Gain on sale of loans, net	579	44	NM	649	322	NM
Cash surrender value income on bank-owned life insurance	352	166	NM	748	516	45.0
Income from sales of state tax credits	597	390	53.1	2,358	1,180	99.8
Community Development Entity fees earned	109	400	(72.8)	984	1,728	(43.1)
ATM fee income	490	474	3.4	1,468	1,387	5.8
Other	356	472	(24.6)	1,316	964	36.5
Total noninterest income	$3,034	$2,461	23.3%	$9,326	$8,015	16.4%
Service charges on deposit accounts. The Company earns fees from its customers for deposit-related services and these fees comprise a significant and predictable component of the Company’s noninterest income. These charges increased $0.05 million, or 9.4%, in the third quarter of 2014 over the prior year quarter-to-date period. For the year-to-date period, total service charges increased $0.1 million, or 9.9%, as compared to the same period in 2013.
Investment securities gains. The Company experienced an increase in investment securities gains of $0.07 million during the third quarter of 2014 and a $0.2 million decrease for the year-to-date period when compared to the same periods of 2013. The Company recorded no securities gains during the third quarter of 2013. From time to time, the Company sells investment securities held as available for sale to fund loan demand, manage its asset/liability sensitivity or for other business purposes.
Gain on sale of loans. The Company has historically been an active participant in Small Business Administration and USDA loan programs as a preferred lender and typically sells the guaranteed portion of the loans it originates. During the third quarter of 2014, the balance increased $0.5 million compared to the same period in 2013. For the nine months ended September 30, 2014, the Company experienced an increase of $0.3 million in gains on sale of loans compared to the same period in 2013. The Company believes these government guaranteed loan programs are an important part of its service to the businesses in its communities and expects to continue expanding its efforts and income related to these programs.
Cash surrender value income on bank-owned life insurance. The income earned from bank-owned life insurance increased $0.2 million in the third quarter of 2014 when compared to the third quarter of 2013. For the nine months ended September 30, 2014, the balance increased $0.2 million compared to the same period in 2013. The Company increased its investment by approximately $20.2 million during the second quarter of 2014 and management expects the income to be higher in future periods.

Income from sales of state tax credits. As part of the Company’s investment in projects that generate federal income tax credits, the Company may receive state tax credits along with federal credits. Although the Company cannot utilize state tax credits to offset its own tax liability, the Company earns income on the sale of state tax credits. The balance increased $0.2 million for the third quarter of 2014, compared to the third quarter of 2013. For the nine months ended September 30, 2014, the Company experienced an increase of $1.2 million in income from sales of state tax credits compared to the same period in 2013, which was due primarily to the syndication fees in income from sales of state tax credits generated from the $23.9 million in qualified equity investment authority that the Company was awarded under the State of Louisiana New Markets Jobs Act in 2013.
Community Development Entity fees earned. The Company earns management fees, through its subsidiary, First NBC Community Development Fund, LLC, related to the Fund’s New Markets Tax Credit investments. The Company’s results are impacted on a quarterly basis by seasonal factors related to its participation in federal and state tax credit programs. The Company’s fee income reflects this timing as it earns fees as each project closes; the fee is a percentage of the award. The Company recognizes the fees related to the tax credit projects when they are earned. For the third quarter of 2014, the management fees recognized were $0.1 million compared to $0.4 million for the same period of 2013. For the nine months ended September 30, 2014, the management fees decreased $0.7 million compared to the same period of 2013. The decrease was due to the timing of several projects which closed during the first quarter of 2014. The Company expects its CDE fee income to be lower for the remainder of 2014 due to the Company not receiving an allocation of Federal New Markets Tax Credits in 2014. The Company receives CDE fees on an annual basis for projects which are still within the compliance period.
ATM fee income. This category includes income generated by automated teller machines, or ATMs. The income earned from ATMs increased for the three and nine month periods ended September 30, 2014 and 2013 due primarily to increased transaction volume.
Other. This category includes a variety of other income producing activities, including income generated from trust services, credit cards and wire transfers. The Company experienced a decrease of $0.1 million in the third quarter of 2014 compared to the third quarter of 2013. The increase of $0.4 million for the nine month period of 2014 compared to the same period of 2013 was due primarily to the recognition of income from the expiration of an option agreement that the Company had with a customer during the second quarter of 2014.
Noninterest Expense
Noninterest expense consists primarily of salary and employee benefits, occupancy and other expenses related to the Company’s operation and expansion. Noninterest expense increased by $3.0 million, or 17.3%, in the third quarter of 2014, compared to the same period in 2013. For the nine months ended September 30, 2014, noninterest expense increased $8.0 million, or 16.8%, compared to the nine months ended September 30, 2013.
The following table presents the components of noninterest expense for the respective periods.
TABLE 12-NONINTEREST EXPENSE

	Three Months Ended			Nine Months Ended
	September 30,		Percent Increase	September 30,		Percent Increase
(dollars in thousands)	2014	2013	(Decrease)	2014	2013	(Decrease)
Salaries and employee benefits	$6,456	$6,023	7.2%	$17,795	$16,643	6.9%
Occupancy and equipment expenses	2,737	2,626	4.2	8,005	7,592	5.4
Professional fees	1,628	1,711	(4.9)	5,038	4,704	7.1
Taxes, licenses and FDIC assessments	1,240	1,087	14.1	3,782	2,938	28.7
Tax credit investment amortization	3,974	2,403	65.4	10,178	6,295	61.7
Write-down of foreclosed assets	1	29	(96.6)	187	131	42.7
Data processing	1,207	1,086	11.1	3,446	3,202	7.6
Advertising and marketing	685	507	35.1	1,819	1,476	23.2
Other	2,119	1,620	30.8	5,702	4,928	15.7
Total noninterest expense	$20,047	$17,092	17.3%	$55,952	$47,909	16.8%
Salaries and employee benefits. These expenses increased $0.4 million, or 7.2%, during the third quarter of 2014 compared to the same period of 2013. For the nine months ended September 30, 2014, these expenses increased $1.2 million, or 6.9%, compared to the same period in 2013. The increase is due to an increase in the Company's bonus accrual of $4.0 million compared to $3.0 million for the nine month periods of 2014 and 2013, respectively. The increase in salaries was also impacted by the increase in the Company’s headcount compared to the same period of 2013. The Company had 487 full-time equivalent employees at September 30, 2014, compared to 461 employees as of September 30, 2013, an increase of 26 full-time equivalent employees or 5.6%. The increase in headcount was due to the growth of the Company.
Occupancy and equipment expenses. Occupancy and equipment expenses, consisting primarily of rent and depreciation, increased $0.1 million, or 4.2%, between the third quarter of 2014 and 2013. For the nine months ended September 30, 2014, occupancy and equipment expenses increased $0.4 million, or 5.4%, compared to the same period in 2013. The level of the Company’s occupancy expenses is related to the number of branch offices that it maintains, and management expects that these expenses will increase as the Company continues to implement its strategic growth plan.
Professional fees. Professional fees decreased 4.9% between the third quarter of 2014 and 2013. For the nine months ended September 30, 2014, professional fees increased $0.3 million, or 7.1%, compared to $4.7 million for the same period of 2013. The decrease between the third quarter of 2014 compared to the third quarter of 2013 was due primarily to a decrease of $0.2 million in CDE consulting fees. The increase of $0.3 million for the nine month period of 2014 compared to the same period of 2013 was due primarily to an increase of $0.5 million in expenses related to its investment in short-term receivables offset by a decrease of $0.4 million in CDE consulting fees which are tied to CDE fee revenue.
Taxes, licenses and FDIC assessments. The expenses related to taxes, licenses and FDIC insurance premiums and assessments increased $0.2 million, or 14.1% from the same period of 2013. For the nine months ended September 30, 2014, these expenses increased $0.8 million, or 28.7%, from the same period of 2013. The increase over the comparable three month and nine month period was primarily attributable to increases in the FDIC assessment due to the strong growth in the Company’s deposits and the bank shares taxes.
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
The following table presents the amortization of tax credit investments by type of credit for the respective periods.
TABLE 13-TAX CREDIT AMORTIZATION BY CREDIT TYPE

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Low-Income Housing	$541	$475	$1,624	$1,425
Federal Historic Rehabilitation	462	176	1,222	603
Federal New Markets	2,971	1,752	7,332	4,267
Total tax credit amortization	$3,974	$2,403	$10,178	$6,295
The significant increases in amortization expense related to Federal Historic Rehabilitation and Federal New Markets Tax Credits reflect the increase in the level of activity as the Company invested in additional projects.
Data processing. Data processing expenses were comparable over the three and nine month periods ended September 30, 2014 and 2013 and increased as a result of increased transaction volume due to the Company's organic growth.
Advertising and marketing. Advertising and marketing expenses increased $0.2 million over the three month periods ended September 30, 2014 and 2013. The balance increased $0.3 million, or 23.2%, for the nine months ended September 30, 2014 compared to the same period in 2013. The increase was due primarily to an increase in Company sponsorships in the markets it operates of $0.3 million.
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
The Company recognized an income tax benefit for the quarterly period ended September 30, 2014 of $6.6 million, compared to $5.7 million for the same quarterly period in 2013. The Company's income tax benefit was offset by $0.4 million and $0.2 million of Federal NMTC basis reduction for the quarterly periods ended September 30, 2014 and 2013, respectively and $1.0 million in Federal Historic Rehabilitation basis reduction for the quarterly period ended September 30, 2014 and no basis reduction for the quarterly period ended September 30, 2013. The Company recognized an income tax benefit for the year-to-date period ended September 30, 2014 of $16.4 million, compared to $13.9 million for the same period of 2013. The income tax benefit for the year-to-date periods ended September 30, 2014 and 2013 were offset by Federal NMTC basis reduction of $1.1 million and $1.7 million, respectively. The year-to-date income tax benefit for the nine months ended September 30, 2014 was also offset by Federal Historic Rehabilitation basis reduction of $1.7 million, there was no basis reduction on Federal Historic Rehabilitation tax credits for the same period of 2013. The increase in income tax benefit for the periods presented was due primarily to the increase in Federal Historic Rehabilitation Tax Credit investment activity in 2014 compared to 2013.
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
The Company expects to generate $14.2 million, $19.9 million and $5.7 million in 2014, 2015, and 2016, respectively of gross Federal Historic Rehabilitation tax credits based on investments made in qualifying projects which the Company expects to obtain the Certificates of Occupancy in these years to recognize the credits. The gross credits will be offset by basis reduction of 35% and increased amortization after receipt of the Certificates of Occupancy.
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
The Company evaluates liquidity both at the parent company level and at the bank level. Because First NBC Bank represents the Company’s only material asset, other than cash, the primary sources of funds at the parent company level are cash on hand, dividends paid to the Company from First NBC Bank and the net proceeds of capital offerings. The primary sources of funds at First NBC Bank are deposits, short and long-term funding from the Federal Home Loan Bank (FHLB) or other financial institutions, and principal and interest payments on loans and securities. While maturities and scheduled payments on loans and securities provide an indication of the timing of the receipt of funds, other sources of funds such as loan prepayments and deposit inflows are less predictable as they depend on the effects of changes in interest rates, economic conditions and competition. The primary investing activities are the origination of loans and the purchase of investment securities. If necessary, First NBC Bank has the ability to raise liquidity through additional collateralized borrowings, FHLB advances or the sale of its available for sale investment portfolio.

Investing activities are funded primarily by net deposit inflows, principal repayments on loans and securities, and borrowed funds. Gross loans increased to $2.7 billion as of September 30, 2014, from $2.4 billion as of December 31, 2013. At September 30, 2014, First NBC Bank had commitments to make loans of approximately $541.9 million and un-advanced lines of credit and loans of approximately $432.4 million. The Company anticipates that First NBC Bank will have sufficient funds available to meet its current loan originations and other commitments.
At September 30, 2014, total deposits were approximately $3.0 billion, of which approximately $817.0 million were in certificates of deposits of $100,000 or more. Certificates of deposits scheduled to mature in one year or less as of September 30, 2014 totaled approximately $614.5 million while certificates of deposits of $100,000 or more with a maturity of one year or less totaled approximately $435.9 million.
In general, the Company monitors and manages liquidity on a regular basis by maintaining appropriate levels of liquid assets so that funds are available when needed. Excess liquidity is invested in overnight federal funds sold and other short-term investments. As a member of the Federal Home Loan Bank of Dallas, First NBC Bank had access to approximately $477.9 million of available lines of credit secured by qualifying collateral as of September 30, 2014. In addition, First NBC Bank maintained $85.0 million in lines of credit with its correspondent banks to support its liquidity.
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
The Company’s interest sensitivity profile was somewhat asset sensitive as of September 30, 2014, though its base net interest income would increase in the case of either an interest rate increase or decrease. Hedging instruments utilized by First NBC Bank, which consist primarily of interest rate swaps and options, protect the bank in a rising interest rate environment by providing long term funding costs at a fixed interest rate to allow the bank to continue to fund its projected loan growth. In addition, the bank utilizes interest rate floors in loan pricing to manage interest rate risk in a declining rate environment.

The following table sets forth the net interest income simulation analysis as of September 30, 2014.
TABLE 15-CHANGE IN NET INTEREST INCOME FROM INTEREST RATE CHANGES

Interest Rate Scenario	% Change in Net Interest Income
+300 basis points	9.7%
+200 basis points	8.4%
+100 basis points	4.2%
Base	—
-100 basis points	7.5%
The Company also manages exposure to interest rates by structuring its balance sheet in the ordinary course of business. An important measure of interest rate risk is the relationship of the repricing period of earning assets and interest-bearing liabilities. The more closely the repricing periods are correlated, the less interest rate risk it has. From time to time, the Company may use instruments such as leveraged derivatives, structured notes, interest rate swaps, caps, floors, financial options, financial futures contracts or forward delivery contracts to reduce interest rate risk. As of September 30, 2014, the Company had hedging instruments in the notional amount of $400.0 million with a fair value liability of $10.0 million and in the notional amount of $115.0 million with a fair value liability of $3.7 million.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Since December 31, 2013, there has been no material change in the quantitative or qualitative aspect of the Company’s market risk profile. Quantitative and qualitative disclosures about market risk are presented at December 31, 2013 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Additional information at September 30, 2014 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 4. Controls and Procedures
An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2014 was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).
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

First NBC Bank Holding Company

Date: November 12, 2014	By:	/s/ Ashton J. Ryan, Jr.
Ashton J. Ryan, Jr.
President and Chief Executive Officer

Date: November 12, 2014	By:	/s/ Mary Beth Verdigets
Mary Beth Verdigets
Executive Vice President and Chief Financial Officer