Form 10-K
period 2014-12-31
First NBC Bank Holding Co
filed 2015-03-31
CIK 1496631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of June 30, 2014, was approximately $518,518,877.
As of March 23, 2015, the registrant had 18,609,753 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2014 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K, where indicated.

FIRST NBC BANK HOLDING COMPANY
2014 ANNUAL REPORT ON FORM 10-K

Part I.
Item 1.    Business
Unless the context otherwise requires, the words “we,” “our,” and “us” refer to First NBC Bank Holding Company and its consolidated subsidiaries.
General
We are a bank holding company, headquartered in New Orleans, Louisiana, which offers a broad range of financial services through our wholly-owned banking subsidiary, First NBC Bank, a Louisiana state non-member bank. Our primary market is the New Orleans metropolitan area and the Mississippi Gulf Coast. We serve our customers from our main office located in the Central Business District of New Orleans, 32 full service branch offices located throughout our market and a loan production office in Gulfport, Mississippi. We believe that our market exhibits attractive demographic attributes and presents favorable competitive dynamics, thereby offering long-term opportunities for growth. Our strategic focus is on building a franchise with meaningful market share and strong revenues complemented by operational efficiencies that we believe will produce attractive risk-adjusted returns for our shareholders. As of December 31, 2014, on a consolidated basis, we had total assets of $3.8 billion, net loans of $2.7 billion, total deposits of $3.1 billion, and shareholders’ equity of $436.4 million.
We were the largest bank holding company by assets headquartered in New Orleans as of December 31, 2014. We are led by a team of experienced bankers, all of whom have substantial banking or related experience and relationships in the greater New Orleans market. We believe that recent changes and disruption within our primary market caused by significant acquisitions of local financial institutions and the operating difficulties faced by many local competitors have created an underserved base of small and middle-market businesses and high net worth individuals that are interested in banking with a company headquartered in, and with decision-making authority based in, the New Orleans market. We believe our management’s long-standing presence in the area gives us insight into the local market and the ability to tailor our products and services, particularly the structure of our loans, to the needs of our targeted customers. We seek to develop comprehensive, long-term banking relationships by cross-selling loans and core deposits, offering a diverse array of products and services and delivering high quality customer service. In addition to the reputation and local connections of our management, we believe that our strong capital position gives us an instant advantage over our competitors.
Competition
We compete with a wide range of financial institutions in our market, including local, regional and national commercial banks, thrifts and credit unions, and our primary competitors are the larger regional and national banks. Consolidation activity involving out-of-state financial institutions has altered the competitive landscape in our market within recent years. As of June 30, 2005, approximately 70% of the deposits in the New Orleans market were held in banks that were based in this market. Based on deposit data as of June 30, 2014, that number had decreased to less than 30%, due in large part to the acquisition of several large, locally-based financial institutions by large out-of-state banks, two of which held in the aggregate more than 50% of the in-market deposits at the time of their respective acquisitions. Although competition within our market area is strong, we believe that the customer disruption associated with these acquisitions, as well as the loss of in-market decision-making and relationship-based banking, will continue to provide us with additional growth opportunities as the largest independent depository institution headquartered in the New Orleans market.
We also compete with mortgage companies, investment banking firms, brokerage houses, mutual fund managers, investment advisors, and other “non-bank” companies for certain of our products and services. Some of our competitors are not subject to the degree of supervision and regulatory restrictions that we are.
Employees
As of December 31, 2014, we had approximately 486 full-time equivalent employees. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We believe that our relations with our employees are good.
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

First NBC Bank Holding Company
210 Baronne Street
New Orleans, Louisiana 70112
Supervision and Regulation
General
Banking is highly regulated under federal and state law. We are a bank holding company and financial holding company registered under the Bank Holding Company Act of 1956, as amended, and are subject to supervision, regulation and examination by the Federal Reserve. First NBC Bank is a commercial bank chartered under the laws of the State of Louisiana. The bank is not a member of the Federal Reserve system and is subject to supervision, regulation and examination by the Louisiana Office of Financial Institutions, or OFI, and the Federal Deposit Insurance Corporation, or FDIC. This system of supervision and regulation establishes a comprehensive framework for our operations and, consequently, can have a material impact on our growth and earnings performance.
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
Under the risk-based guidelines effective through December 31, 2014, FDIC and Federal Reserve regulations required banks and bank holding companies generally to maintain three minimum capital standards: (1) a Tier 1 capital to adjusted total assets ratio, or “leverage capital ratio,” of at least 4%, (2) a Tier 1 capital to risk-weighted assets ratio, or “Tier 1 risk-based capital ratio,” of at least 4% and (3) a total risk-based capital (Tier 1 plus Tier 2) to risk-weighted assets ratio, or “total risk-based capital ratio,” of at least 8%. In addition, the prompt corrective action standards discussed below, in effect, increase the minimum regulatory capital ratios for banking organizations. These capital requirements are minimum requirements. Higher capital levels may be required if warranted by the particular circumstances or risk profiles of individual institutions, or if required by the banking regulators due to the economic conditions impacting our market. For example, FDIC regulations provide that higher capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

Effective January 1, 2015, these minimum capital standards, as well as the prompt corrective action standards discussed below, increased as a result of changes recently adopted by the federal banking agencies, which are described in greater detail below under “Basel III”.

Failure to meet capital guidelines could subject us to a variety of enforcement remedies, including issuance of a capital directive, a prohibition on accepting brokered deposits, other restrictions on our business and the termination of deposit insurance by the FDIC.
Prompt corrective action regulations. Under the prompt corrective action regulations, the FDIC is required and authorized to take supervisory actions against undercapitalized financial institutions. For this purpose, a bank is placed in one of the following five categories based on its capital: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under the prompt corrective action regulations effective through December 31, 2014, to be well capitalized, a bank must have a leverage capital ratio of at least 5%, a Tier 1 risk-based capital ratio of 6% and a total risk-based capital ratio of at least 10% and must not be subject to any order or written agreement or directive by a federal banking agency to meet and maintain a specific capital level for any capital measure. As discussed below under “Basel III,” the federal banking agencies have adopted changes to the capital thresholds applicable to each of the five categories under the prompt corrective action regulations.
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
The capital classification of a bank affects the frequency of regulatory examinations, the bank’s ability to engage in certain activities and the deposit insurance premiums paid by the bank. As of December 31, 2014, First NBC Bank met the requirements to be categorized as well capitalized under the prompt corrective action framework as currently in effect.
Basel III. On July 2, 2013, the federal banking agencies adopted a final rule revising the regulatory capital framework applicable to all top tier bank holding companies with consolidated assets of $500 million or more and all banks, regardless of size. The Basel III framework became applicable beginning January 1, 2015, although the capital conservation buffer, which is discussed in greater detail below, will be phased in over a three-year period, beginning January 1, 2016.
Under the Basel III framework, we are required to maintain the following minimum regulatory capital ratios:

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
The Basel III framework alters the method under which banking organizations must calculate risk-weighted assets in an effort to make the calculation of risk-weighted assets more risk-sensitive, to better account for risk mitigation techniques, and to create substitutes for credit ratings (in accordance with the Dodd-Frank Act). The standardized approach, which applies to us, includes additional exposure categories as compared with current standards including a new high volatility commercial real estate category that is risk-weighted at 150%. Although a number of asset classes will be risk-weighted differently, the Basel III framework does not change standardized risk weightings for certain assets, including residential mortgages.
Although management is continuing to evaluate the impact the Basel III framework will have on our organization, we were in compliance with all applicable minimum regulatory capital requirements as of December 31, 2014 and expect to meet all minimum regulatory capital requirements under the final rule when it becomes effective, as if fully phased in.
The Basel III framework also requires banks and bank holding companies to measure their liquidity against specific liquidity tests. Although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, the Basel III framework requires specific liquidity tests by rule. In September 2014, the federal banking agencies approved final rules implementing the Basel III liquidity framework, which apply only to banking organizations with $250 billion or more in consolidated assets or $10 billion or more in foreign exposures. Accordingly, the Basel III liquidity framework does not apply to us.
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
A bank holding company may elect to be treated as a financial holding company if it and its depository institution subsidiaries are “well capitalized” and “well managed," and we have made such an election. A financial holding company may engage in a range of activities that are (1) financial in nature or incidental to such financial activity or (2) complementary to a financial activity and which do not pose a substantial risk to the safety and soundness of a depository institution or to the financial system generally. These activities include securities dealing, underwriting and market making, insurance underwriting and agency activities, merchant banking and insurance company portfolio investments. Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators and insurance activities by insurance regulators. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature as determined by the Federal Reserve.
Our financial holding company status depends upon maintaining our status as “well capitalized” and “well managed” under applicable Federal Reserve regulations. If we cease to meet these requirements, the Federal Reserve may impose corrective capital and/or managerial requirements on us and place limitations on our ability to conduct the broader financial activities permissible for financial holding companies. In such a situation, until we would return to compliance, we would be unable to acquire a company engaged in such financial activities without prior approval of the Federal Reserve. In addition, the Federal Reserve could require divestiture of our depository institution or non-bank subsidiaries if the deficiencies persist.

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
Dividends
As a bank holding company, we are subject to certain restrictions on dividends under applicable banking laws and regulations. The Federal Reserve has issued a policy statement that provides that a bank holding company should not pay dividends unless: (1) its net income over the last four quarters (net of dividends paid) has been sufficient to fully fund the dividends; (2) the prospective rate of earnings retention appears to be consistent with the capital needs, asset quality and overall financial condition of the bank holding company and its subsidiaries; and (3) the bank holding company will continue to meet minimum required capital adequacy ratios. Accordingly, a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. The Dodd-Frank Act imposes and Basel III results in additional restrictions on the ability of banking institutions to pay dividends. In addition, in the current financial and economic environment, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.
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
Concentrated Commercial Real Estate Lending Regulations
The federal banking regulatory agencies have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm residential properties and loans for construction, land development, and other land represent 300% or more of total capital, and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner occupied loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address, among other things, Board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending.
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
Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution’s compliance in connection with the regulatory review of applications, including applications for banking mergers and acquisitions. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing and comply with OFAC sanctions, or to comply with relevant laws and regulations, could have serious legal, reputational, and financial consequences for the institution.
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
Our loan portfolio includes non-owner-occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties, as well as real estate construction and development loans. As of December 31, 2014, our non-owner-occupied commercial real estate loans totaled $845.1 million, or 30.5%, of our total loan portfolio. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. Our investment in commercial real estate projects which utilize federal tax credits is one way that we mitigate the risks in our commercial real estate portfolio. These commercial real estate projects, typically have a lower loan-to-value and better collateral coverage, and the federal tax credits provide an equity injection. These loans expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate because there are fewer potential purchasers of the collateral. Additionally, non-owner-occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on non-owner-occupied commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio would require us to increase our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition, results of operations and prospects.
A prolonged downturn in the real estate market could result in losses and adversely affect our profitability.
As of December 31, 2014, approximately 50.4% of our loan portfolio was composed of commercial and consumer real estate loans. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower, and we are exposed to risk based on the fluctuations in real estate collateral values. The market value of real estate can fluctuate significantly in a relatively short period of time as a result of numerous factors, including market conditions in the geographic area in which the real estate is located, natural or man-made disasters, and changes in monetary, fiscal or tax policy, among others. We stress test our commercial and consumer real estate portfolio on an annual basis to determine its susceptibility to such a prolonged downturn in the real estate market. A decline in real estate values could impair the value of our collateral and our ability to sell the collateral upon any foreclosure, which would likely require us to increase our provision for loan losses. In the event of a default with respect to any of these loans, the amounts that we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. If we are required to re-value the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan losses, our profitability could be adversely affected.
Our high concentration of large loans to certain borrowers may increase our credit risk.
Our growth over the last several years has been partially attributable to our ability to originate and retain large loans. Many of these loans have been made to a small number of borrowers, resulting in a high concentration of large loans to certain borrowers. As of December 31, 2014, our 10 largest borrowing relationships ranged from approximately $38.3 million to $66.7 million (including unfunded commitments) and averaged approximately $45.3 million in total commitments. Along with other risks inherent in these loans, such as the deterioration of the underlying businesses or property securing these loans, this high concentration of borrowers presents a risk to our lending operations. If any one of these borrowers becomes unable to repay its loan obligations as a result of economic or market conditions, or personal circumstances, such as divorce or death, our nonperforming loans and our provision for loan losses could increase significantly.
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
We are subject to losses resulting from fraudulent and negligent acts on the part of loan applicants, correspondents or other third parties.

We rely heavily upon information supplied by third parties, including the information contained in credit applications, property appraisals, title information, equipment pricing and valuation and employment and income documentation, in deciding which loans we will originate, as well as the terms of those loans. If any of the information upon which we rely is misrepresented, either fraudulently or inadvertently, and the misrepresentation is not detected prior to asset funding, the value of the asset may be significantly lower than expected, or we may fund a loan that we would not have funded or on terms we would not have extended. Whether a misrepresentation is made by the applicant or another third party, we generally bear the risk of loss associated with the misrepresentation. A loan subject to a material misrepresentation is typically unsellable or subject to repurchase if it is sold prior to detection of the misrepresentation. The sources of the misrepresentations may also be difficult to locate, and we may be unable to recover any of the monetary losses we may suffer as a result of the misrepresentations.
As a community bank, our ability to maintain our reputation is critical to the growth of our business.
We are a community bank and our reputation is one of the most valuable components of our business. Our growth over the past several years has depended on attracting new customers from competing financial institutions and increasing our market share, primarily through the involvement of our employees in our communities and word-of-mouth advertising, rather than on growth in the market for banking services in New Orleans. As such, we strive to enhance our reputation by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve and delivering superior service to our customers. If our reputation is negatively affected by the actions of our employees or otherwise, we may be less successful in attracting new customers and our business, financial condition, results of operations and prospects could be materially and adversely affected.
We may not be able to raise additional capital in the future on acceptable terms when needed or at all.

We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet regulatory capital requirements or our commitments and business needs. In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance. We cannot assure you that such capital will be available to us on acceptable terms or at all. Any occurrence that may limit our access to the capital markets may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Moreover, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations.

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
We believe that branch expansion has been meaningful to our growth since inception and our business strategy includes evaluating strategic opportunities to continue to grow organically through the expansion of our branch banking network. De novo branching presents certain risks, including those associated with the significant upfront costs and anticipated initial operating losses of establishing a branch; the ability to attract qualified management to operate the branch; local market reception for branches established outside of the New Orleans metropolitan area; local economic conditions in the market to be served by the branch; the ability to secure attractive locations at a reasonable cost; and the additional strain on management resources and internal systems and controls. If we are unable to manage the risks associated with our continued organic growth through de novo branching, our business, financial condition, results of operations and prospects may be materially and adversely affected.
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
Although we plan to continue to grow our business organically, we may from time to time consider acquisition opportunities that we believe complement our activities and have the ability to enhance our profitability. Our acquisition activities could be material to our business and involve a number of risks, including those associated with:

•	the diversion of management attention from the operation of our existing business to identify, evaluate and negotiate potential transactions;

•	the use of inaccurate estimates and judgments to evaluate credit, operations, management and market risks with respect to the target institution or assets;

•	transaction pricing as a result of intense competition from other banking organizations;

•	the potential exposure to unknown or contingent liabilities related to the acquisition;

•	the time and expense required to integrate the acquisition;

•	the effectiveness of the integration of the acquisition;

•	higher operating expenses relative to operating income from the acquisition;

•	adverse short-term effect on our results of operations;

•	the potential loss of key employees and customers as a result of execution failures; and

•	the risks of impairment to goodwill or other than temporary impairment.
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
We are subject to risks associated with our investments in short-term receivables.

As a part of our liquidity management strategy, we invest in short-term receivables traded over the Receivables Exchange, a New York Stock Exchange listed electronic exchange for the sale and purchase of accounts receivable of companies whose annual revenues exceed $1 billion, whose common equity is listed on a national securities exchange or whose debt is rated by Standard & Poor’s or Moody’s. As of December 31, 2014, we had $237.1 million in investments in short-term receivables. Our investments in short-term receivables are subject to agreements that provide recourse against the seller with respect to any invoiced amounts deemed in dispute, upon the breach of any representation or warranty made to us by the seller, or with respect to any credit adjustments related to the receivable. As with substantially all of our investment securities, we are subject to credit risk with respect to our investments in short-term receivables. We engage in a review of all sellers from which we purchase receivables over the exchange prior to investing in short-term receivables. Since we commenced our investments in short-term receivables in 2010, we have not suffered any losses with respect to our investments. However, we cannot assure you that we will not sustain any losses in the future.

We maintain a significant investment in tax credits, which we may not be able to fully utilize.
As of December 31, 2014, we maintained an investment of $140.9 million in entities for which we receive allocations of tax credits, which we utilize to offset our taxable income. We earned and recognized $38.4 million and $28.4 million in tax credits in 2014 and 2013, respectively, and as of December 31, 2014, we had tax credit carryforwards of approximately $94.5 million. We also expect to receive an additional $55.5 million in tax credits related to Federal New Markets Tax Credits for which qualified equity investments have already been made and $42.1 million in tax credits related to Low-Income Housing Tax Credits. Substantially all of these tax credits are related to development projects that are subject to ongoing compliance requirements over certain periods of time to fully realize their value. If these projects are not operated in full compliance with the required terms, the tax credits could be subject to recapture or restructuring.
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
If we are unable to redeem our Series D preferred stock by February 4, 2016, or if we fail to comply with certain other terms of our Series D preferred stock, the dividend rate will increase, which will adversely affect income to common shareholders.
We issued $37.9 million in Series D preferred stock to the U.S. Treasury in August 2011 in connection with our participation in the Small Business Lending Fund program. Under the terms of our Series D preferred stock, the annual dividend rate is fixed at a rate of 1% until February 3, 2016. If we are unable to redeem our Series D preferred stock by February 4, 2016, the annual dividend rate will increase to a fixed rate of 9%. In addition, we have certain annual reporting and certification obligations relating to our Series D preferred stock. If we fail to timely comply with any of those obligations, the annual dividend rate would increase to 7% during any period of noncompliance. Any increase in the dividend rate would decrease the amount of our income that is available to common shareholders.
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
Our business depends on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. We outsource many of our major systems, such as data processing, loan servicing and deposit processing systems. The failure of any of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny and possible financial liability.
We may bear costs associated with the proliferation of computer theft and cybercrime.
We necessarily collect, use and hold data concerning individuals and businesses with whom we have a banking relationship. Threats to data security, including unauthorized access and cyber attacks, rapidly emerge and change, exposing us to additional costs for protection or remediation and competing time constraints to secure our data in accordance with customer expectations and statutory and regulatory requirements. It is difficult or impossible to defend against every risk being posed by changing technologies as well as criminals intent on committing cyber-crime. Increasing sophistication of cyber-criminals and terrorists make keeping up with new threats difficult and could result in a breach. Patching and other measures to protect existing systems and servers could be inadequate, especially on systems that are being retired. Controls employed by our information technology department and cloud vendors could prove inadequate. We could also experience a breach by intentional or negligent conduct on the part of employees or other internal sources. Our systems and those of our third-party vendors may become vulnerable to damage or disruption due to circumstances beyond our or their control, such as from catastrophic events, power anomalies or outages, natural disasters, network failures, viruses and malware.
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
In July 2013, the federal banking agencies approved rules that will significantly change the regulatory capital requirements of all banking institutions in the United States. The new rules are designed to implement the recommendations with respect to regulatory capital standards, commonly known as Basel III, approved by the International Basel Committee on Banking Supervision. We became subject to the new rules, which include a multi-year transition period, beginning January 1, 2015. The new rules establish a new regulatory capital standard based on tier 1 common equity, increase the minimum tier 1 capital risk-based capital ratio, and impose a capital conservation buffer of at least 2.5% of common equity tier 1 capital above the new minimum regulatory capital ratios, when fully phased in during 2019. Failure to meet the capital conservation buffer will result in certain limitations on dividends, capital repurchases, and discretionary bonus payments to executive officers. The rules also change the manner in which a number of our regulatory capital components are calculated and the risk weights applicable to certain asset categories. Although there remains some uncertainty associated with the implementation and regulatory interpretation of the newly adopted standards, we expect that the new rules will generally require us to maintain greater amounts of regulatory capital. The new rules may also limit or restrict how we utilize our capital. A significant increase in our capital requirements could have a material adverse effect on our business, financial condition, results of operations or prospects.
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
We have issued 37,935 shares of our Series D preferred stock to the U.S. Treasury in connection with our participation in the Small Business Lending Fund program. In addition, on February 18, 2015, we issued $60.0 million in aggregate principal amount of our subordinated debt securities. The Series D preferred stock and subordinated debt securities have rights that are senior to our common stock. As a result, we must make payments on the preferred stock and the subordinated debt before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the Series D preferred stock and the subordinated debt must be satisfied in full before any distributions can be made to the holders of our common stock. Our Board of Directors has the authority to issue in the aggregate up to 10,000,000 shares of preferred stock, and to determine the terms of each issue of preferred stock and subordinated debt, without shareholder approval. Accordingly, you should assume that any shares of preferred stock and subordinated debt that we may issue in the future will also be senior to our common stock. Because our decision to issue debt or equity securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, the amount, timing, nature or success of our future capital raising efforts is uncertain. Thus, common shareholders bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings will negatively affect the market price of our common stock.
We cannot guarantee that we will pay dividends to shareholders in the foreseeable future.

Holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. Historically, we have retained all of our earnings to support growth and build capital. Any future declaration and payment of dividends on our common stock would depend upon our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate in which we operate, our ability to service any equity or debt obligations senior to our common stock and other factors deemed relevant by our Board of Directors. In addition, we are subject to certain restrictions on the payment of cash dividends as a result of banking laws, regulations and policies. Finally, because First NBC Bank is our only material asset, other than cash, our ability to pay dividends to our shareholders would likely depend on our receipt of dividends from the bank, which is also subject to restrictions on dividends as a result of banking laws, regulations and policies.

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
Your investment in our common stock is not a bank deposit and is not insured or guaranteed by the FDIC or any other government agency. Your investment is subject to investment risk and you must be capable of affording the loss of your entire investment.
Item 1B.     Unresolved Staff Comments.
None.
Item 2.    Properties.
Our main office is located at 210 Baronne Street in New Orleans, which was built in 1927 and housed the former First National Bank of Commerce in New Orleans until its sale to Bank One in 1998. In addition to our main office, we operate from 31 branch offices located in Orleans, Jefferson, Tangipahoa, St. Tammany, Livingston and Washington Parishes and a loan production office in Gulfport, Mississippi. We lease our main office and 14 of our branch offices. These leases expire between 2015 and 2037, not including any renewal options that may be available. We own the remainder of our offices. All of our banking offices are in free-standing permanent facilities, except for the Kenner banking office. All of our banking offices are equipped with automated teller machines, and all of which provide for drive-up access, except for the main office.
Item 3.     Legal Proceedings.
From time to time, we are a party to various litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels.
Item 4.     Mine Safety Disclosures.
Not applicable.
Part II.

Item 5.     Market Information and Holders
Our common stock is listed on the NASDAQ Global Select Market under the symbol “FNBC.” As of March 23, 2015, there were approximately 235 holders of record of our common stock.

The following table sets forth the reported high and low sales price of our common stock as quoted on the NASDAQ during each quarter in 2014:

2014	High Sale	Low Sale
4th quarter	$38.18	$32.07
3rd quarter	34.75	30.59
2nd quarter	35.50	30.92
1st quarter	35.25	31.31
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

Total Return Performance
First NBC Bank Holding Company
Russell 3000
SNL Bank $1B-$5B
Index Value
160
150
140
130
120
110
100
90
05/09/13
06/30/13
09/30/13
12/31/13
03/31/14
06/30/14
09/30/14
12/31/14

	Period Ending
Index	5/9/2013	6/30/2013	9/30/2013	12/31/2013	3/31/2014	6/30/2014	9/30/2014	12/31/2014
First NBC Bank Holding Company	100.00	101.67	101.58	134.58	145.25	139.63	136.46	146.67
Russell 3000	100.00	99.13	105.43	116.08	118.37	124.14	124.15	130.66
SNL Bank $1B-$5B	100.00	104.72	114.89	130.35	132.04	129.46	122.66	136.29
The stock performance graph assumes $100.00 was invested May 9, 2013. The stock price performance included in this graph is not necessarily indicative of future stock performance.

Dividend Policy
We have not paid any dividends on our common stock since inception. Instead, we have retained all of our earnings to support growth and build capital. Any future declaration and payment of dividends on our common stock would depend upon our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate in which we operate, our ability to service any equity or debt obligations senior to our common stock and other factors deemed relevant by our Board of Directors.
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
Securities Authorized for Issuance under Equity Compensation Plans
The following table presents certain information regarding our equity compensation plans as of December 31, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	834,670	$14.50	1,074,927
Equity compensation plans not approved by security holders	—	$—	—
Total	834,670	$14.50	1,074,927

 Item 6.    Selected Consolidated Financial and Other Data

	As of and for the year ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except share data)
Income Statement Data:
Interest income	$149,978	$124,024	$106,457	$79,014	$60,691
Interest expense	42,729	39,148	31,666	26,367	24,328
Net interest income	107,249	84,876	74,791	52,647	36,363
Provision for loan losses	12,000	9,800	11,035	8,010	5,514
Net interest income after provision	95,249	75,076	63,756	44,637	30,849
Noninterest income	11,613	13,426	13,136	5,951	5,647
Noninterest expense	78,249	67,342	55,007	36,247	26,287
Income before income taxes	28,613	21,160	21,885	14,341	10,209
Income tax expense (benefit)	(26,976)	(19,751)	(7,565)	(5,407)	147
Net income	55,589	40,911	29,450	19,748	10,062
Net income attributable to noncontrolling interests	—	—	(510)	(308)	—
Less preferred stock dividends	(379)	(347)	(510)	(792)	(972)
Less earnings allocated to participating securities	(1,066)	(1,980)	(1,999)	(1,304)	—
Income available to common shareholders	$54,144	$38,584	$26,431	$17,344	$9,090
Period-End Balance Sheet Data:
Investment in short-term receivables	$237,135	$246,817	$81,044	$10,180	$37,068
Investment securities available for sale	247,647	277,719	405,355	316,309	183,922
Investment securities held to maturity	89,076	94,904	—	—	—
Loans, net of allowance for loan losses	2,731,928	2,325,634	1,895,240	1,633,214	1,099,975
Allowance for loan losses	42,336	32,143	26,977	18,122	12,508
Total assets	3,750,617	3,286,617	2,670,867	2,216,456	1,459,943
Noninterest-bearing deposits	364,534	291,080	239,538	221,423	115,071
Interest-bearing deposits	2,756,316	2,439,727	2,028,990	1,680,587	1,179,710
Long-term borrowings	40,000	55,110	75,220	56,845	15,440
Preferred shareholders’ equity	42,406	42,406	49,166	58,517	18,105
Common shareholders’ equity	393,966	339,451	198,935	163,353	111,281
Total shareholders’ equity	436,372	381,857	248,101	221,870	129,386
Per Share Data:
Earnings
Basic	$2.92	$2.38	$2.04	$1.55	$1.14
Diluted	2.84	2.32	2.02	1.54	1.13
Book value	21.21	18.33	15.24	13.58	11.63
Tangible book value(1)	20.79	17.88	14.58	12.84	11.07
Weighted average common shares outstanding
Basic	18,541	16,204	12,953	10,795	7,800
Diluted	19,049	16,624	13,114	10,861	7,858
Performance Ratios:
Return on average common equity	15.17%	14.88%	15.77%	14.28%	11.42%
Return on average equity	13.60	12.63	12.40	11.25	9.48
Return on average assets	1.57	1.37	1.19	1.17	0.79
Net interest margin	3.34	3.11	3.36	3.44	3.09
Efficiency ratio(2)	65.83	68.50	62.56	61.86	62.57

	As of and for the year ended December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands, except share data)
Asset Quality Ratios:
Nonperforming assets to total loans, other real estate owned and other assets owned(3)(4)	1.03%	0.93%	1.66%	1.11%	0.89%
Allowance for loan losses to total loans(4)	1.53	1.36	1.40	1.10	1.12
Allowance for loan losses to nonperforming loans(3)	185.71	178.34	115.19	173.92	333.99
Net charge-offs to average loans	0.07	0.22	0.12	0.19	0.09
Capital Ratios:
Total shareholders’ equity to assets	11.63%	11.62%	9.29%	10.08%	8.86%
Tangible common equity to tangible assets(5)	10.32%	10.10%	7.15%	7.04%	7.28%
Tier 1 leverage capital	10.66%	11.76%	9.04%	10.69%	8.92%
Tier 1 risk-based capital	11.59%	13.26%	11.26%	12.02%	10.07%
Total risk-based capital	12.84%	14.40%	12.51%	13.02%	11.05%

(1)
Tangible book value per common share is a non-GAAP financial measure. Tangible book value per common share is computed as total shareholders’ equity, excluding preferred stock, less intangible assets, divided by the number of common shares outstanding at the balance sheet date. We believe that the most directly comparable GAAP financial measure is book value per share.

(2)	Efficiency ratio is the ratio of noninterest expense to net interest income and noninterest income.

(3)	Nonperforming assets consist of nonperforming loans and real estate and other property that we have repossessed. Nonperforming loans consist of nonaccrual loans and restructured loans.

(4)	Total loans are net of unearned discounts and deferred fees and costs.

(5)
Tangible common equity to tangible assets is a non-GAAP financial measure. Tangible common equity is computed as total shareholders’ equity, excluding preferred stock, less intangible assets, and tangible assets are calculated as total assets less intangible assets. We believe that the most directly comparable GAAP financial measure is total shareholders’ equity to assets.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of First NBC Bank Holding Company (“Company”) and its wholly owned subsidiary, First NBC Bank, as of December 31, 2014 and December 31, 2013 and for the years ended December 31, 2014 through 2012. This discussion and analysis should be read in conjunction with the audited consolidated financial statements, accompanying the footnotes and supplemental data included herein.
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

•	economic, market, operational, liquidity, credit and interest rate risks associated with the Company’s business;

•	deterioration of asset quality;

•	changes in real estate values;

•	the ability to execute the strategies described in this annual report;

•	increased competition in the financial services industry, nationally, regionally or locally, which may adversely affect pricing and terms;

•	the ability to identify potential candidates for, and consummate, acquisitions of banking franchises on attractive terms, or at all;

•	the ability to achieve organic loan and deposit growth and the composition of that growth;

•	changes in federal tax law or policy;

•	volatility and direction of market interest rates;

•	changes in the regulatory environment, including changes in regulations that affect the fees that the Company charges or expenses that it incurs in connection with its operations;

•	changes in trade, monetary and fiscal policies and laws;

•	governmental legislation and regulation, including changes in accounting regulation or standards;

•	changes in interpretation of existing law and regulation;

•	further government intervention in the U.S. financial system; and

•	other factors that are discussed in the section titled “Risk Factors,” beginning on page 10.

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
BALANCE SHEET POSITION AND RESULTS OF OPERATIONS
The Company’s income available to common shareholders for the year ended December 31, 2014 totaled $54.1 million, or $2.84 per diluted share, compared to $38.6 million, or $2.32 per diluted share for 2013. Basic earnings per share for the year ended December 31, 2014 were $2.92, an increase of $0.54, or 22.7%, compared to the year ended December 31, 2013. The Company’s strong earnings for the year ended December 31, 2014 were due to its year over year earning asset growth in the markets in which it serves, the reduction in the Company's cost of funds, and the increase in income tax benefit due to the Company’s investment in federal tax credit programs.
Key components of the Company’s performance during the year ended December 31, 2014 are summarized below.
•Total assets at December 31, 2014 were $3.8 billion, an increase of $464.0 million, or 14.1%, from December 31, 2013.

•
Total loans at December 31, 2014 were $2.8 billion, an increase of $416.5 million, or 17.7%, from December 31, 2013. The increase in loans was primarily due to increases of $115.2 million, or 54.3%, in construction loans, $136.2 million, or 12.1%, in commercial real estate loans, and $147.5 million, or 16.7%, in commercial loans from December 31, 2013.

•
Total deposits increased $390.0 million, or 14.3%, from December 31, 2013. The increase was due primarily to increases in money market deposits of $400.3 million, or 61.1% and noninterest-bearing deposits of $73.5 million, or 25.2%, offset by decreases in NOW deposits of $34.8 million, or 6.8% and certificates of deposit of $44.8 million, or 3.7%, from December 31, 2013.

•
Shareholders’ equity increased $54.5 million, or 14.3%, to $436.4 million from December 31, 2013. The increase was primarily attributable to the Company’s income available to common shareholders over the period.

•
Interest income increased $26.0 million, or 20.9%, during 2014 compared to 2013. The increases were driven by higher yields on average interest-earning assets and increases in loans and investment in short-term receivables.

•
Interest expense increased $3.6 million, or 9.1%, during 2014 compared to 2013. The increase was totally due to higher average balances of interest-bearing deposits offset by a lower rate (7 basis points) on deposits resulting from the tiered rate structure for all of its deposits. The tiered pricing structure shifted the Company's deposit mix to money market deposit accounts from NOW accounts due to the Company lowering NOW account rates during 2014, especially in the lower balance tiers.

•
The provision for loan losses increased $2.2 million, or 22.4%, during 2014 compared to 2013. As of December 31, 2014, the Company’s ratio of allowance for loan losses to total loans was 1.53%, compared to 1.36% at December 31, 2013.

•
Noninterest income for the year ended December 31, 2014 decreased $1.8 million, or 13.5%, compared to the year ended December 31, 2013. The change in noninterest income during 2014 was due primarily to decreases in income from the sale of state tax credits of $0.5 million, gain on sale of assets $1.0 million, and Community Development Entity fees of $1.3 million due to the Company's failure to receive a Federal New Markets Tax Credits allocation in 2014, which were offset by increases in cash surrender value income on bank-owned life insurance of $0.4 million and other noninterest income of $0.7 million.

•
The tax effect of the tax credits generated from the Company’s investment in federal tax credit programs, which if included in noninterest income, would have increased total noninterest income by $57.6 million, $40.6 million, and $22.1 million for the years ended December 31, 2014, 2013, and 2012, respectively. The Company’s income before income tax expense, adjusted for the tax effect of the tax credits generated from these investments in federal tax credit programs, would have been $86.2 million, $61.8 million, and $43.9 million for 2014, 2013, and 2012, respectively. The impact of which is detailed in Table 1-Reconciliations of Non-GAAP Financial Measures.

•
Noninterest expense during 2014 increased $10.9 million, or 16.2%, compared to 2013. The increase in noninterest expense compared to 2013 was due to an increase in all components of noninterest expense, primarily tax credit amortization of $5.4 million, higher salaries and employee benefits of $1.1 million, other noninterest expense of $1.2 million, and taxes, licenses and FDIC assessments of $0.9 million.

ACQUISITION ACTIVITY
On December 30, 2014, the Company entered into a definitive merger agreement to acquire State Investors Bancorp, Inc ("State Investors") (NASDAQ: SIBC), the parent company for State-Investors Bank. State Investors operates four full service banking offices, all of which are located in the New Orleans metropolitan area. As of December 31, 2014, State Investors, on a consolidated basis, reported total assets of $271.9 million, total loans of $218.2 million, and total deposits of $156.0 million. The aggregate cash consideration payable to the shareholders of State Investors is expected to equate to approximately $49.0 million, and the Company expects to pay approximately $2.0 million in cash consideration for the outstanding stock options. The Company expects this acquisition to be accretive to earnings per share in 2015 by approximately 2.3% and 2016 by approximately 4.4%. The Company expects to close the transaction in the second quarter of 2015 subject to the receipt of all regulatory and shareholder approvals.
On January 16, 2015, the Company purchased certain assets and assumed certain liabilities from the Federal Deposit Insurance Corporation ("FDIC") as receiver for First National Bank of Crestview, a full-service commercial bank headquartered in Crestview, Florida, which was closed and placed into receivership. Under the agreement, the Company agreed to assume all of the deposit liabilities, and acquire approximately $62.3 million of assets of the failed bank. The acquired assets included the failed bank's performing loans, substantially all of its investment securities portfolio and its three banking facilities, with the FDIC retaining the failed bank's other real estate owned. The Company and FDIC have 120 days from the date of the agreement to perform an initial settlement on the assets acquired and liabilities assumed. The final settlement must occur within one year of the agreement.
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
Under current GAAP accounting, the returns generated from the Company’s investment in tax credit entities is a component of the Company’s income tax provision, whereas all of the expenses are recorded in noninterest expense. Because of the level of the Company’s investment in tax credit entities, management believes that the effect of adjusting the relevant GAAP measures to account for the returns generated by the Company’s investment in tax credit entities is meaningful to a more complete understanding of the Company’s financial performance.
Accordingly, in measuring the Company’s financial performance, in addition to financial measures that are prepared in accordance with GAAP, management utilizes a non-GAAP performance measure that adjusts noninterest income to reflect the effect of the federal income tax credits generated from the Company’s investment in tax credit entities to derive an adjusted income before income taxes non-GAAP measure. The non-GAAP measure of adjusted income before income taxes is reconciled to the corresponding measure determined in accordance with GAAP on “Table 1 – Reconciliations of Non-GAAP Financial Measures.” Management believes that this non-GAAP financial measure should facilitate an investor’s understanding and analysis of the Company’s underlying financial performance and trends, in addition to the corresponding financial information prepared and reported in accordance with GAAP.

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
TABLE 1-RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES

	As of and for the Years Ended December 31,
(In thousands, except per share data)	2014	2013	2012
Income before income taxes:
Income before income taxes (GAAP)	$28,613	$21,160	$21,885
Income adjustment before income taxes related to the impact of tax credit related activities (Non-GAAP)
Tax equivalent income associated with investment in federal tax credit programs(1)	57,560	40,618	22,051
Income before income taxes (Non-GAAP)	86,173	61,778	43,936
Income tax expense-adjusted (Non-GAAP)(2)	(30,584)	(20,867)	(14,486)
Net income (GAAP)	$55,589	$40,911	$29,450

Tangible equity and asset calculations:
Total equity (GAAP)	$436,374	$381,859	$248,102
Adjustments
Preferred equity	42,406	42,406	49,166
Goodwill	4,808	4,808	4,808
Other intangibles	2,915	3,517	3,874
Tangible common equity	$386,245	$331,128	$190,254

Total assets (GAAP)	$3,750,617	$3,286,617	$2,670,867
Adjustments
Goodwill	4,808	4,808	4,808
Other intangibles	2,915	3,517	3,874
Tangible assets	$3,742,894	$3,278,292	$2,662,185

Total common shares	18,576	18,514	13,053
Book value per common share	$21.21	$18.33	$15.24
Effect of adjustment	0.42	0.44	0.66
Tangible book value per common share	$20.79	$17.89	$14.58
Total shareholders' equity to assets	11.63%	11.62%	9.29%
Effect of adjustment	1.31%	1.52%	2.14%
Tangible common equity to tangible assets	10.32%	10.10%	7.15%

(1)	Tax equivalent income associated with investment in federal tax credit programs represents the gross amount of tax benefit from federal tax credits.

(2)	Income tax expense is calculated on the adjusted non-GAAP effective tax rate for the Company of 35%, 34%, and 33% for the years ended December 31, 2014, 2013, and 2012, respectively.

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
Allowance for Loan Losses. Management evaluates the adequacy of the allowance for loan losses each quarter based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors. This evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect management’s estimates of inherent losses, including volatility of default probabilities, rating migrations, loss severity and economic and political conditions. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.
The Company determines the amount of the allowance based on the assessment of inherent losses in the loan portfolio. The allowance recorded for commercial loans is based on reviews of individual credit relationships, an analysis of the migration of commercial loans and actual loss experience, together with qualitative factors as discussed for noncommercial loans. The allowance recorded for noncommercial loans is based on an analysis of loan mix, risk characteristics of the portfolio, delinquency and bankruptcy experiences and historical losses, adjusted for current trends, for each loan category or group of loans. The allowance for loan losses relating to impaired loans is based on the collateral for collateral-dependent loans or discounted cash flows using the loan’s effective interest rate, if not collateral-dependent.
Regardless of the extent of the Company’s analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan portfolio. This is due to several factors, including inherent delays in obtaining information regarding a customer’s financial condition or changes in their unique business conditions, the subjective nature of individual loan evaluations, collateral assessments, the interpretation of economic trends, and industry concentrations. Volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger, non-homogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogenous groups of loans are among other factors. The Company estimates loss factors related to the existence and severity of these exposures. The estimates are based upon the evaluation of risk associated with the commercial and consumer portfolios and the estimated impact of the current economic environment.
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
The underlying methods used by the third-party services are considered in determining the primary inputs used to determine fair values. The Company evaluates the methodologies employed by the third-party pricing services by comparing the price provided by the pricing service with other sources, including brokers’ quotes, sales or purchases of similar instruments and discounted cash flows to establish a basis for reliance on the pricing service values. Significant differences between the pricing service provided value and other sources are discussed with the pricing service to understand the basis for their values. Based on this evaluation, it can be determined that the results represent prices that would be received to sell assets or paid to transfer liabilities in an orderly transaction in the current market.
The Company evaluates impaired investment securities quarterly to determine if impairments are temporary or other-than-temporary. For impaired debt securities, management first determines whether it intends to sell or if it is more-likely than not that it will be required to sell the impaired securities before the recovery of amortized cost. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. All impaired debt securities that we intend to sell or that we expect to be required to sell are considered other-than-temporarily impaired and the full impairment loss is recognized as a charge against earnings.
Tax Credits. The Company invests in tax credit-motivated projects, including those generating Low-Income Housing, Federal Historic Rehabilitation and Federal New Markets Tax Credits. Federal tax credits are recorded as an offset to the income tax provision in the year in which they are earned under federal income tax law. Low-Income Housing Tax Credits are earned ratably over a period of either 10 or 15 years, beginning in the period in which rental activity commences. Federal Historic Rehabilitation Tax Credits are earned in the year that the certificate of occupancy is issued and the property is placed into service. Federal New Markets Tax Credits are earned over a seven year period in the manner described below. The credits, if not used to reduce the income on the tax return in the year of origination, can be carried forward for 20 years. For certain investment structures for Federal Historic Rehabilitation and Federal New Markets Tax Credits, the Company is required to reduce the tax basis of its investment in the entity used to earn the credit by the amount of the credit earned. Deferred taxes are provided in the year that the tax basis is reduced in accordance with ASC 740.
For Low-Income Housing and Federal Historic Rehabilitation Tax Credits, the Company invests in a tax credit entity, usually a limited liability company, which owns or master leases the real estate. The Company receives a 99.99% for Low-Income Housing and a 99% for Federal Historic Rehabilitation nonvoting interest in the entity that must be retained during the compliance period for the credits (15 years for Low-Income Housing credits and five years for Federal Historic Rehabilitation credits). In most cases, the interest in the entity is reduced from a 99.99% and 99% interest to a 5% to 25% interest at the end of the compliance period. Control of the tax credit entity rests in the 0.01% and 1% interest general partner, who has the power and authority to make decisions that impact economic performance of the project and is required to oversee and manage the project. Due to the lack of any voting, economic or managerial control, and due to the contractual reduction in the investment, the Company accounts for its investments by amortizing the investment over the estimated holding or contract period. Any potential residual value in the real estate at the end of the compliance period will be recognized upon disposition of the investment.
Federal New Markets Tax Credits are allocated to Community Development Entities, or CDEs. The CDE, in most cases, creates a special purpose subsidiary for the project through which the credits are allocated and through which the proceeds from the tax credit investor and a leverage lender, if applicable, flow through to the project, which in turn, generate the credit. The Company participates in CDEs in two ways. First, the Company organized First NBC Community Development Fund, LLC, or the Fund, to become a CDE, and the Company serves as the tax credit investor in the Fund. When a project is funded through the Fund, the Company consolidates the Fund and its special purpose subsidiaries since the Company maintains control over these entities. Second, the Company is also a limited partner in a number of tax-advantaged limited partnerships and a shareholer in several C corporations that invest in CDEs that are not associated with the Fund. The Company has no control of these CDEs or their special purpose subsidiaries.
Federal New Markets Tax Credits are calculated at 39% of the total amount allocated to the project and earned and recognized at the rate of 5% for each of the first three years and 6% for each of the next four years. Federal tax law requires special terms benefiting the qualified project, which may include below market interest rates on the debt. The Company expenses the cost of any benefits provided to the project over the seven-year compliance period. When First NBC Bank also has the loan, commonly called a leverage loan, to the project, it is carried on the bank’s balance sheet as a loan as it has normal credit exposure to the project and is repaid at the end of the compliance period. In general, the leverage loan has no principal payments during the compliance period, but the bank may require that the borrowers fund a sinking fund over the compliance period to achieve the same risk reduction effect as if principal were being amortized.
The Company has the risk of credit recapture if the project fails during the compliance period for Low-Income Housing and Federal Historic Rehabilitation transactions. For Federal New Markets Tax Credits transactions, the risk of credit recapture exists if investment requirements are not maintained during the compliance period. Such events, although rare, are accounted for when they occur and no such events have occurred to date.
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
FINANCIAL CONDITION
Assets increased $464.0 million, or 14.1%, to $3.8 billion as of December 31, 2014, compared to $3.3 billion as of December 31, 2013 as the Company continued to experience strong growth in the New Orleans market area. Net loans increased $406.3 million, or 17.5%, to $2.7 billion as of December 31, 2014, compared to $2.3 billion as of December 31, 2013. Securities totaled $336.7 million as of December 31, 2014 compared to $372.6 million as of December 31, 2013, a decrease of 9.6%, on the total portfolio. The Company decreased its investment in short-term receivables to $237.1 million compared to $246.8 million as of December 31, 2013. Deposits increased $390.0 million, or 14.3%, to $3.1 billion as of December 31, 2014, compared to $2.7 billion as of December 31, 2013. Total shareholders’ equity increased $54.5 million, or 14.3%, to $436.4 million as of December 31, 2014, compared to $381.9 million as of December 31, 2013, primarily from the earnings over the period.
Loan Portfolio
The Company’s primary source of income is interest on loans to small-and medium-sized businesses, real estate owners in its market area, and its private banking clients. The loan portfolio consists primarily of commercial loans and real estate loans secured by commercial real estate properties located in the Company’s primary market area. The Company’s loan portfolio represents the highest yielding component of its earning asset base.

The following table sets forth the amount of loans, by category, as of the respective periods.
TABLE 2-TOTAL LOANS BY LOAN TYPE

	As of December 31,
(dollars in thousands)	2014		2013		2012		2011		2010
Construction	$327,677	11.8%	$212,430	9.0%	$168,544	8.8%	$194,295	11.8%	$93,798	8.4%
Commercial real estate	1,264,371	45.6%	1,128,181	47.8%	988,994	51.5%	805,101	48.8%	577,994	52.0%
Consumer real estate	132,950	4.8%	117,653	5.0%	103,516	5.4%	81,663	4.9%	58,802	5.3%
Commercial and industrial	1,030,629	37.2%	883,111	37.5%	647,090	33.7%	555,959	33.7%	374,371	33.7%
Consumer	18,637	0.6%	16,402	0.7%	14,073	0.6%	14,318	0.8%	7,518	0.6%
Total loans	$2,774,264	100.0%	$2,357,777	100.0%	$1,922,217	100.0%	$1,651,336	100.0%	$1,112,483	100.0%
The Company’s primary focus has been on commercial real estate and commercial lending, which comprised 83% and 85% of the loan portfolio as of December 31, 2014 and December 31, 2013, respectively. Although management expects continued growth with respect to the loan portfolio, it does not expect any significant changes over the foreseeable future in the composition of the loan portfolio or in the emphasis on commercial real estate and commercial lending. The Company continues to see demand for these types of loans in the markets in which it operates, as evidenced by the Company's strong loan pipeline and its double digit loan growth year over year. Due to the continuing low level of interest rates in the economy, the Company has continued to see a shift in its portfolio mix from fixed to variable rate loans and has had to employ strategies to maintain the yield on loans.
A significant portion, $419.3 million, or 33.2%, as of December 31, 2014, compared to $364.9 million, or 32.3%, as of December 31, 2013, of the commercial real estate exposure represented loans to commercial businesses secured by owner occupied real estate. Commercial loans represent the second largest category of loans in the portfolio. The Company attributes its commercial loan growth during the year in part to the growth in its oil and gas portfolio, specifically with respect to oil and gas service companies. The oil and gas portfolio comprises approximately 3% of the Company's total loan portfolio. Management is actively monitoring these credits and believes that the recent downturn in oil prices should not have a near term impact on its oil and gas portfolio, which is primarily to oil and gas service companies. During 2014, the Company's construction loan portfolio grew 54.3% compared to 2013, primarily due to the funding of construction loans related to hotels, residential real estate development, and federal tax credit projects. The Company expects these positive growth trends to continue in 2015.
The following table sets forth the contractual maturity ranges, and the amount of loans with fixed and variable rates, in each maturity range.
TABLE 3-LOAN MATURITIES BY LOAN TYPE

	As of December 31, 2014
(dollars in thousands)	Due Within One Year	After One but Within Five Years	After Five Years	Total
Construction	$119,983	$124,109	$83,585	$327,677
Commercial real estate	259,840	898,820	105,711	1,264,371
Consumer real estate	19,204	55,753	57,993	132,950
Commercial and industrial	574,620	399,202	56,807	1,030,629
Consumer	9,831	8,521	285	18,637
Total	$983,478	$1,486,405	$304,381	$2,774,264
Amounts with fixed rates	$274,478	$637,577	$202,289	$1,114,344
Amounts with variable rates	709,000	848,828	102,092	1,659,920
Total	$983,478	$1,486,405	$304,381	$2,774,264
The Company has seen a shift in customer demand for loans with a variable rate of interest, which is represented in the table above. As of December 31, 2014, the Company had 59.8% of its loan portfolio, by dollar amount, which bears a variable rate of interest and 40.2% which bears a fixed rate of interest. Of the loans due within one year, 72.1% of the loans bear a variable rate of interest, and 27.9% bear a fixed rate of interest. As of December 31, 2014, approximately 90.2% of the variable rate loans in the Company’s portfolio, by dollar amount, contained floors. In order to offset the imbalance between fixed and variable rate loans, the Company entered into a series of swaps with a total notional amount of $250 million, which is further discussed in Note 18 of the consolidated financial statements. The swaps are intended to rebalance the composition of the portfolio make-up to a more evenly balanced loan portfolio.
Nonperforming Assets
Nonperforming assets consist of nonperforming loans, other real estate owned, and other repossessed assets. Nonperforming loans consist of loans that are on nonaccrual status and restructured loans, which are loans on which the Company has granted a concession on the interest rate or original repayment terms due to financial difficulties of the borrower. Other real estate owned consists of real property acquired through foreclosure.
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
The Company initially records other real estate owned at the lower of carrying value or fair value, less estimated costs to sell the assets. Estimated losses that result from the ongoing periodic valuations of these assets are charged to earnings as noninterest expense in the period in which they are identified. The Company accounts for troubled debt restructurings in accordance with ASC 310, Receivables. Once the Company owns the property, it is maintained, marketed, rented and/or sold to repay the original loan. Historically, foreclosure trends have been low due to the seasoning of the portfolio.
Any loans that are modified or extended are reviewed for classification as a restructured loan in accordance with regulatory guidelines. The Company completes the process that outlines the modification, the reasons for the proposed modification and documents the current status of the borrower.
The following table sets forth information regarding nonperforming assets as of the dates indicated:
TABLE 4-NONPERFORMING ASSETS

	As of December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Nonaccrual loans	21,228	16,396	21,083	9,017	3,715
Restructured loans	1,571	1,628	2,336	1,403	30
Total nonperforming loans	22,799	18,024	23,419	10,420	3,745
Other assets owned (1)	290	276	—	18	—
Other real estate owned	5,549	3,733	8,632	7,991	6,207
Total nonperforming assets	$28,638	$22,033	$32,051	$18,429	$9,952
Accruing loans past due 90+ days(2)	$28	$150	$—	$—	$131
Nonperforming loans to total loans	0.82%	0.76%	1.22%	0.63%	0.34%
Nonperforming loans to total assets	0.61%	0.55%	0.88%	0.47%	0.26%
Nonperforming assets to total assets	0.76%	0.67%	1.20%	0.83%	0.68%
Nonperforming assets to loans, other real estate owned and other assets owned	1.03%	0.93%	1.66%	1.11%	0.89%

(1)	Represents repossessed property other than real estate.

(2)	In 2014 and 2013, the amount represented cash secured tuition loans.

Approximately $1.0 million of gross interest income would have been accrued if all loans on nonaccrual status had been current in accordance with their original terms during 2014 and 2013.
Total nonperforming assets increased $6.6 million, or 30.0%, as compared to December 31, 2013, and total nonperforming assets as a percentage of loans and other real estate owned increased by 10 basis points over the period. The increase resulted primarily from an increase in loan growth which resulted in an increase in nonaccrual loans of $4.8 million, or 29.5%, from December 31, 2013. The increase is due to the Company's year over year loan growth and seasoning of its loan portfolio.

Management believes that the Company’s historical low level of nonperforming assets reflects the strength of the local economy, as well as the Company’s long-term knowledge of and relationships with a significant percentage of its borrowers.
Potential problem loans are those loans that are not categorized as nonperforming loans, but where current information indicates that the borrower may not be able to comply with present loan repayment terms. These are generally referred to as its watch list loans. The Company monitors past due status as an indicator of credit deterioration and potential problem loans. A loan is considered past due when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. To the extent that loans become past due, management assesses the potential for loss on such loans as it would with other problem loans and considers the effect of any potential loss in determining its provision for probable loan losses. Management also assesses alternatives to maximize collection of any past due loans, including, without limitation, restructuring loan terms, requiring additional loan guarantee(s) or collateral or other planned action. Additional information regarding past due and potential problem loans as of December 31, 2014 is included in Note 6 to the Company’s financial statements for the periods ended December 31, 2014 and December 31, 2013 included in this report.
The following table sets forth the allocation of the Company’s nonaccrual loans among various categories within its loan portfolio as of the respective periods.
TABLE 5-NONACCRUAL LOANS

	As of December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Construction	$792	$75	$806	$2,244	$—
Commercial real estate	12,146	10,133	5,831	3,463	1,174
Consumer real estate	1,919	2,347	818	1,739	1,386
Commercial and industrial	6,051	3,784	13,556	1,489	1,103
Consumer	320	57	72	82	52
Total nonaccrual loans	$21,228	$16,396	$21,083	$9,017	$3,715
Allowance for Loan Losses
The Company maintains an allowance for loan losses that represents management’s best estimate of the loan losses and risks inherent in the loan portfolio. In determining the allowance for loan losses, management estimates losses on specific loans, or groups of loans, where the probable loss can be identified and reasonably determined. The balance of the allowance for loan losses is based on internally assigned risk classifications of loans, historical loan loss rates, changes in the nature of the loan portfolio, overall portfolio quality, industry concentrations, delinquency trends, current economic factors, and the estimated impact of current economic conditions on certain historical loan loss rates.
The allowance for loan losses is increased by provisions charged against earnings and reduced by net loan charge-offs. Loans are charged-off when it is determined that collection has become unlikely. Recoveries are recorded only when cash payments are received.
The allowance for loan losses was $42.3 million, or 1.53% of total loans, as of December 31, 2014, compared to $32.1 million, or 1.36% of total loans, as of December 31, 2013, an increase of 17 basis points over the period. The increase in allowance for loan losses as a percent of total loans, was primarily attributable to the increase of $2.2 million, or 22.4%, in the provision for for loan loss for the year ended December 31, 2014 compared to December 31, 2013. The increase in the allowance is due to the Company's loan growth. Net charge-offs as a percentage of average loans was 0.07% in 2014, compared to 0.22% in 2013.

The following table provides an analysis of the allowance for loan losses and net charge-offs for the respective periods.
TABLE 6-SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

	As of and for the Years Ended December 31,
	2014	2013	2012	2011	2010
(dollars in thousands)
Balance, beginning of period	$32,143	$26,977	$18,122	$12,508	$7,889
Charge-offs:
Construction	18	46	—	—	22
Commercial real estate	1,034	292	1,262	614	90
Consumer real estate	63	—	59	700	—
Commercial and industrial	648	4,229	1,068	864	773
Consumer	166	202	172	284	100
Total charge-offs	1,929	4,769	2,561	2,462	985
Recoveries:
Construction	30	—	16	—	7
Commercial real estate	—	19	132	—	38
Consumer real estate	—	30	22	9	—
Commercial and industrial	71	68	153	10	1
Consumer	21	18	58	47	44
Total recoveries	122	135	381	66	90
Net charge-offs	1,807	4,634	2,180	2,396	895
Provision for loan loss	12,000	9,800	11,035	8,010	5,514
Balance, end of period	$42,336	$32,143	$26,977	$18,122	$12,508
Net charge-offs to average loans	0.07%	0.22%	0.12%	0.19%	0.09%
Allowance for loan losses to total loans	1.53%	1.36%	1.40%	1.10%	1.12%
Although management believes that the allowance for loan losses has been established in accordance with GAAP and that the allowance for loan losses was appropriate to provide for incurred losses in the portfolio at all times shown above, future provisions will be subject to ongoing evaluations of the risks and seasoning of its loan portfolio. If the economy declines or if asset quality deteriorates, material additional provisions could be required.
The allowance for loan losses is allocated to loan categories based on the relative risk characteristics, asset classifications, and actual loss experience of the loan portfolio. The following table sets forth the allocation of the total allowance for loan losses by loan type and sets forth the percentage of loans in each category to gross loans. The allocation of the allowance for loan losses as shown in the table should neither be interpreted as an indication of future charge-offs, nor as an indication that charge-offs in future periods will necessarily occur in these amounts or in the indicated proportions.
TABLE 7-ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	As of December 31,
	2014		2013		2012		2011		2010
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
Construction	$4,030	9.5%	$2,790	8.7%	$2,004	7.4%	$722	4.0%	$486	3.9%
Commercial real estate	14,965	35.3	13,780	42.9	10,716	39.7	9,871	54.5	6,594	52.7
Consumer real estate	3,316	7.8	2,656	8.3	2,450	9.1	1,519	8.4	983	7.9
Commercial and industrial	19,814	46.8	12,677	39.4	11,675	43.3	5,928	32.7	4,162	33.3
Consumer	211	0.6	240	0.7	132	0.5	82	0.4	283	2.2
Total	$42,336	100.0%	$32,143	100.0%	$26,977	100.0%	$18,122	100.0%	$12,508	100.0%

Securities
The securities portfolio is used to make various term investments, maintain a source of liquidity, and serve as collateral for certain types of deposits and borrowings. The Company manages its investment portfolio according to a written investment policy approved by the Board of Directors. Investment balances in the securities portfolio are subject to change over time based on the Company’s funding needs and interest rate risk management objectives. Liquidity levels take into account anticipated future cash flows and all available sources of credits and are maintained at levels management believes are appropriate to assure future flexibility in meeting anticipated funding needs.
The securities portfolio consists primarily of U.S. government agency obligations, mortgage-backed securities, and municipal securities, although the Company also holds corporate bonds. All of the securities have varying contractual maturities. However, these maturities do not necessarily represent the expected life of the securities as the securities may be called or paid down without penalty prior to their stated maturities, and the targeted duration for the investment portfolios is in the three to four year range. No investment in any of these securities exceeds any applicable limitation imposed by law or regulation. The Asset Liability Committee reviews the investment portfolio on an ongoing basis to ensure that the investments conform to the Company’s investment policy. All securities as of December 31, 2014 were classified as Level 2 assets, as their fair value was estimated using pricing models or quoted prices of securities with similar characteristics.
The investment portfolio consists of available for sale and held to maturity securities. During 2013, the Company transferred $95.4 million of its municipal securities and mortgage-backed securities from available for sale to held to maturity. The carrying values of the Company’s available for sale securities are adjusted for unrealized gain or loss as a valuation allowance, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. Any expected credit loss due to the inability to collect all amounts due according to the security’s contractual terms is recognized as a charge against earnings. Any remaining unrealized loss related to other factors would be recognized in other comprehensive income, net of taxes. Securities classified as held to maturity are stated at amortized cost. The amortized cost of debt securities classified as held to maturity is adjusted for amortization of premiums and accretion of discounts over the contractual life of the security using the effective interest method or, in the case of mortgage-backed securities, over the estimated life of the security using the effective yield method. Such amortization or accretion is included in interest income on securities.
The Company’s investment securities portfolio totaled $336.7 million at December 31, 2014, a decrease of $35.9 million, or 9.6%, from December 31, 2013. The decrease in its securities portfolio was primarily due to the Company investing some of the proceeds from the prepayments, calls and maturities of securities to fund loan growth. As of December 31, 2014, the weighted-average life of the portfolio was 5.84 years compared to 7.77 years as of December 31, 2013. As of December 31, 2014, investment securities having a carrying value of $279.1 million were pledged to secure public deposits, securities sold under agreements to repurchase and borrowings.
The following table presents a summary of the amortized cost and estimated fair value of the investment portfolio.
TABLE 8-CARRYING VALUE OF SECURITIES

	As of December 31,
	2014			2013			2012
(dollars in thousands)	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value
Available for sale:
U.S. government agency securities	$161,461	$(3,934)	$157,527	$163,964	$(12,641)	$151,323	$128,665	$82	$128,747
U.S. Treasury securities	13,019	(409)	12,610	13,022	(873)	12,149	10,040	5	10,045
Municipal securities	12,175	71	12,246	23,240	(73)	23,167	61,907	840	62,747
Mortgage-backed securities	57,025	62	57,087	57,010	(1,466)	55,544	152,481	1,361	153,842
Corporate bonds	8,263	(86)	8,177	37,023	(1,487)	35,536	49,912	62	49,974
Total available for sale	$251,943	$(4,296)	$247,647	$294,259	$(16,540)	$277,719	$403,005	$2,350	$405,355
Held to maturity:
Municipal securities	$41,255	$2,120	$43,375	$44,294	$(304)	$43,990	$—	$—	$—
Mortgage-backed securities	47,821	(240)	47,581	50,610	(3,634)	46,976	—	—	—
Total held to maturity	$89,076	$1,880	$90,956	$94,904	$(3,938)	$90,966	$—	$—	$—

As of December 31, 2014, all of the Company’s mortgage-backed securities were agency securities, and the Company did not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, sub-prime, Alt-A, or second lien elements in the investment portfolio.
The following table sets forth the fair value, amortized cost, maturities and approximated weighted average yield based on estimated annual income divided by the average amortized cost of the Company's securities portfolio at December 31, 2014. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
TABLE 9-SECURITIES MATURITIES AND WEIGHTED AVERAGE YIELD

	As of December 31, 2014
	Due Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale:
U.S. government agency securities	$—	—%	$15,974	2.04%	$128,036	2.73%	$13,517	2.98%	$157,527	2.55%
U.S. Treasury securities	—	—	—	—	12,610	1.10	—	—	12,610	1.10
Municipal securities	—	—	12,246	2.67	—	—	—	—	12,246	2.67
Mortgage-backed securities	573	3.43	23,696	2.00	31,366	2.26	1,452	3.71	57,087	2.14
Corporate bonds	—	—		—	—	—	8,177	3.89	8,177	3.89
Total available for sale	$573	3.43%	$51,916	2.64%	$172,012	2.02%	$23,146	3.34%	$247,647	2.27%
Held to maturity:
Municipal securities	$2,044	3.88%	$14,461	3.12%	$24,418	3.84%	$332	3.98%	$41,255	3.75%
Mortgage-backed securities	—		6,460	6.07	8,200	2.04	33,161	3.29	47,821	3.45
Total held to maturity	$2,044	3.88%	$20,921	4.16%	$32,618	3.39%	$33,493	3.30%	$89,076	3.55%
The following table summarizes activity in the Company’s securities portfolio during 2014.
TABLE 10-SECURITIES PORTFOLIO ACTIVITY

(dollars in thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2013	$277,719	$94,904
Purchases	22,153	—
Sales	(41,439)	(2,746)
Principal maturities, prepayments and calls	(22,229)	(3,305)
Amortization of premiums and accretion of discounts	(801)	223
Increase in market value	12,244	—
Balance, December 31, 2014	$247,647	$89,076
The funds generated as a result of sales and prepayments are used to fund loan growth and purchase other securities. The Company monitors the market conditions to take advantage of market opportunities with the appropriate interest rate risk management objectives. During 2014, the Company sold a municipal security classified as held to maturity due to the deteriorating credit worthiness of the issuer.
Investment in Short-term Receivables
The Company invests in short-term trade receivables. These receivables are traded on an exchange and are covered by a repurchase agreement of the seller of the receivables, if not paid within a specified period of time.

The Company invests in these receivables since they provide a higher short-term return for the Company. The average yield on the short-term receivables was 2.82% during 2014 and 2.84% during 2013. The Company had $237.1 million invested in short-term receivables at December 31, 2014, a decrease of $9.7 million over the prior year, because of a decrease in excess liquidity in 2014, as compared to 2013, which was partially attributable to loan growth.
Short-term Investments
Short-term investments result from excess funds that fluctuate daily depending on the funding needs of the Company and are currently invested overnight in interest-bearing deposit accounts at the Federal Reserve of Atlanta, First National Bankers Bank, JP Morgan Chase Bank, and Comerica Bank. The balance in interest-bearing deposits at other institutions increased $14.9 million to $18.4 million at December 31, 2014, from $3.5 million at December 31, 2013. The primary cause of the increase at December 31, 2014 was due to excess liquidity from cash from deposits, proceeds from calls and maturities of investment securities, and investments in short-term receivables which had not been reinvested at December 31, 2014. The Company’s cash activity is further discussed in the “Liquidity and Capital Resources” section below.
Investment in Tax Credit Entities
The Company has received a total of $118.0 million in Federal New Markets Tax Credits (NMTC) allocations since 2011. The Company received allocations of $50.0 million in 2013, $40.0 million in 2012, and $28.0 million in 2011. The Company was notified during 2014 by the Community Development Financial Institutions Fund (CDFI) of the U.S. Treasury that it did not receive an allocation of Federal NMTC. The lack of an allocation in 2014 did not preclude the Company from making investments in Federal NMTC projects and utilizing Federal NMTC allocations of other CDEs as was common practice for the Company when it began its tax credit investment program. The Company has made and will continue to make material investments in tax credit-motivated projects. Management believes that these investments present attractive after tax economic returns, furthers the Company’s Community Reinvestment Act responsibilities, and supports the communities in which the Company serves. Currently, the investments are directed at tax credits issued under the Federal NMTC, Federal Historic Rehabilitation Tax Credit and Low-Income Housing Tax Credit programs. The Company generates returns on tax credit-motivated projects through the receipt of federal and, if applicable, state tax credits. The Company maintains a pipeline of tax credit eligible projects in which it may invest to generate federal tax credits. The Company generated Federal Historic Rehabilitation Tax Credits of $19.3 million in 2014 and expects to generate $21.6 million and $15.7 million in 2015 and 2016, respectively, from projects currently under construction. Table 21-Future Tax Credits provides information on tax credits the Company expects to generate in future years based on investments the Company has made as of December 31, 2014.
The Company’s investment in tax credit entities totaled $140.9 million as of December 31, 2014, an increase of $23.2 million or 19.7%, compared to December 31, 2013. The Company has seen increasing demand in its markets for investment in tax credit projects. The Company anticipates its investment in tax credit entities to be driven by increases in Federal Historic Rehabilitation Tax Credit project investments. The Low-Income Housing and Federal NMTC associated with the Company's investment in tax credit entities are recognized over the compliance periods of the respective projects, which range from seven to 15 years. Projects for which an investment was made during 2011 to 2013 from the Company's own tax credit allocation substantially increased the Company's supply of credits recognizable over future periods.
Cash Surrender Value of Bank-Owned Life Insurance
During 2014, the Company increased its investment in bank-owned life insurance by $20.0 million. At December 31, 2014, the Company maintained investments of $47.3 million in bank-owned life insurance products due to its attractive risk-adjusted return and protection against the loss of key executives, as compared to $26.2 million and $25.5 million at December 31, 2013 and 2012, respectively. The tax equivalent yield on these products was 4.24%, 4.05%, and 4.59% for the years ending December 31, 2014, 2013, and 2012, respectively.
Deferred Tax Asset
The Company had a net deferred tax asset of $83.5 million as of December 31, 2014 due to its tax net operating loss carryforward, carryforwards related to unused tax credits, and the non-deductibility of the loan loss provision for tax purposes. The Company assesses the recoverability of its deferred tax asset quarterly, and the current and projected level of taxable income provides for the ultimate realization of the carrying value of these deferred tax assets. Net deferred tax assets as of December 31, 2014 increased $32.3 million, primarily as a result of $39.1 million in tax credits generated during 2014, a net benefit of $1.7 million related to other comprehensive income market value adjustments, and offset by basis adjustment of $1.6 million and current and deferred tax expense of $6.9 million.

Other Assets
Other assets, consisting primarily of prepaid expenses and software, totaled $30.2 million as of December 31, 2014, as compared to $23.8 million and $20.9 million as of December 31, 2013 and 2012, respectively.
Deposits
Deposits are the Company’s primary source of funds to support earning assets. Total deposits were $3.1 billion at December 31, 2014, compared to $2.7 billion at December 31, 2013, an increase of $390.0 million, or 14.3%, as total interest-bearing deposits were up $316.6 million, or 13.0%. The increase in interest-bearing deposits was due primarily to an increase in money market deposit accounts of $400.3 million, or 61.1%, compared to the prior year. The increase in noninterest-bearing deposits of $73.5 million, or 25.2%, was due to an increase in the balances held by the Company's commercial loan customers and initiatives started during the fourth quarter of 2014 to increase deposits to fund the Company's loan growth. The Company also attributes its continued deposit growth to a number of factors, primarily its core principle of developing and maintaining long-term relationships between the relationship banker and their customers through high quality service, relationship-based pricing, which provides for pricing enhancements based on a customer’s multiple relationships with the Company, and the Company’s commitment to the communities in which it serves.
The following table sets forth the composition of the Company’s deposits over the last three years.
TABLE 11-DEPOSIT COMPOSITION BY PRODUCT

	As of December 31,
(dollars in thousands)	2014		2013		2012
Noninterest-bearing demand	$364,534	11.7%	$291,080	10.7%	$239,538	10.6%
NOW accounts	476,825	15.3	511,620	18.7	437,542	19.3
Money market accounts	1,055,505	33.8	655,173	24.0	410,928	18.1
Savings deposits	49,634	1.6	53,779	2.0	45,295	2.0
Certificates of deposit	1,174,352	37.6	1,219,155	44.6	1,135,225	50.0
Total deposits	$3,120,850	100.0%	$2,730,807	100.0%	$2,268,528	100.0%
The Company has seen a shift in its deposit mix since it began its tiered pricing program on all of its interest-bearing deposit products in 2014 and 2013. Since that time, money market deposits have comprised a larger portion of the deposit mix as NOW account customers and certificates of deposit customers, whose certificates have matured, have migrated to money market accounts because of the Company's tiered pricing strategy. At December 31, 2014, 33.8% of total deposits were in money market deposits, an increase of 9.8%, compared to December 31, 2013. NOW accounts comprised 15.3% of total deposits at December 31, 2014, a decrease of 3.4%, compared to December 31, 2013. The Company lowered the NOW account rates in the lower balance tiers during 2014, which led to these accounts comprising a smaller percentage of the deposit mix than in prior years. Certificates of deposit comprised 37.6% of total deposits, a decrease of 7.0%, compared to December 31, 2013.
The following table presents the remaining maturities of the Company’s certificates of deposits at December 31, 2014.
TABLE 12-REMAINING MATURITIES OF CERTIFICATES OF DEPOSIT

	As of December 31, 2014
(dollars in thousands)	Less than $100,000	$100,000 or Greater	CDARS®	Total
3 months or less	$41,411	$74,178	$71,470	$187,059
3-12 months	125,815	195,515	123,723	445,053
12-36 months	130,180	232,278	22,923	385,381
More than 36 months	32,802	124,057	—	156,859
Total	$330,208	$626,028	$218,116	$1,174,352

Short-term Borrowings
Although deposits are the primary source of funds for lending, investment activities and general business purposes, the Company may obtain advances from the Federal Home Loan Bank of Dallas, sell investment securities subject to its obligation to repurchase them, purchase Federal funds, and engage in overnight borrowings from the Federal Home Loan Bank or its correspondent banks as an alternative source of liquidity. The level of short-term borrowings can fluctuate on a daily basis depending on the funding needs and the source of funds to satisfy the needs. The Company had no short-term borrowings outstanding at December 31, 2014, a decrease of $8.4 million compared to December 31, 2013.
The Company also enters into repurchase agreements to facilitate customer transactions that are accounted for as secured borrowings. These transactions typically involve the receipt of deposits from customers that the Company collateralizes with its investment portfolio and had a weighted average rate of 1.40% for the year ended December 31, 2014 and 1.49% for the year ended December 31, 2013.
The following table details the average and ending balances of repurchase transactions as of and for the years ending December 31:
TABLE 13-REPURCHASE TRANSACTIONS

(dollars in thousands)	2014	2013	2012
Average balance	$104,728	$68,799	$39,725
Ending balance	117,997	75,957	36,287
Long-term Borrowings
At December 31, 2014, the Company had long-term borrowings of $40.0 million, a decrease of $15.1 million from December 31, 2013. During 2014, the Company refinanced and extended the maturity of its long-term borrowing which is in the legal form of a long-term repurchase agreement. The $40.0 million borrowing matures on April 1, 2019 and bears interest at a floating rate equal to three-month USD LIBOR plus 1.35%, and was 1.59% at December 31, 2014. The rate during 2013 was 2.83%. The Company also repaid a $15.0 million borrowing during the year. The Company’s long-term borrowings are at the bank level in connection with the Company’s asset liability management as part of its hedge against rising interest rates. The parent company had a long-term borrowing in connection with the Company's ESOP plan which was repaid during 2014.
Shareholders’ Equity
Shareholders’ equity provides a source of permanent funding, allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. Shareholders’ equity increased $54.5 million, or 14.3%, to $436.4 million as of December 31, 2014 from $381.9 million as of December 31, 2013, primarily as a result of the Company’s retained earnings over the period.
Regulatory Capital
As of December 31, 2014, the Company and First NBC Bank were in compliance with all regulatory requirements and First NBC Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action requirements.

The following table presents the actual capital amounts and regulatory capital ratios for the Company and First NBC Bank as of December 31, 2014.
TABLE 14-REGULATORY CAPITAL RATIOS

	“Well- Capitalized” Minimums	At December 31, 2014		At December 31, 2013

(dollars in thousands)		Actual	Amount	Actual	Amount
First NBC Bank Holding Company
Leverage		10.66%	$387,224	11.76%	$375,355
Tier 1 risk-based		11.59	387,224	13.26	375,355
Total risk-based		12.84	428,962	14.40	407,648
First NBC Bank
Leverage	5.00%	9.95%	$361,078	10.96%	$349,104
Tier 1 risk-based	6.00	10.82	361,078	12.34	349,104
Total risk-based	10.00	12.07	402,816	13.48	381,396
RESULTS OF OPERATIONS
Income available to common shareholders was $54.1 million, $38.6 million, and $26.4 million for the years ended December 31, 2014, 2013, and 2012, respectively. Earnings per share on a diluted basis were $2.84 for 2014, $2.32 for 2013, and $2.02 for 2012. For the year ended December 31, 2014, net interest income increased $22.4 million, or 26.4%, over the same period of 2013, as interest income increased $26.0 million, or 20.9%, and interest expense increased $3.6 million, or 9.1%. The increase in interest income of $22.4 million, compared to the same period of 2013, was due to an increase in average interest-earning assets of $477.9 million, which increased interest income $26.0 million due primarily to an increase in rates of 13 basis points. Net interest income was also impacted by an increase in interest expense of $3.6 million in 2014 compared to 2013, the yield on interest-bearing liabilities decreased 9 basis points compared to the same period of 2013 and average interest-bearing liabilities increased $376.2 million over the same period. For the year ended December 31, 2013, net interest income increased $10.1 million, or 13.5%, over the same period of 2012, as interest income increased $17.6 million, or 16.5%, and interest expense increased $7.5 million, or 23.6%. The increase in interest income of $17.6 million, compared to the same period of 2012, was due to an increase in average interest-earning assets of $506.3 million, which increased interest income to $23.4 million; this was partially offset by a decrease of $5.5 million in interest income due to a decrease in interest rates of 24 basis points. Net interest income was also impacted by an increase in interest expense of $7.5 million in 2013 compared to 2012, although the yield on interest-bearing liabilities remained flat compared to 2012 this was despite an increase from 2012 in average interest-bearing liabilities of $458.5 million.
The following discussion provides additional information on the Company’s operating results for the years ended December 31, 2014, 2013, and 2012, segregated by major income statement captions.
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
The Company’s net interest spread, which is the difference between the yields earned on average earning assets and the rates paid on average interest-bearing liabilities, was 3.13%, 2.91%, and 3.15% during the years ended December 31, 2014, 2013, and 2012, respectively. The Company’s net interest margin, which is net interest income as a percentage of average interest-earning assets, was 3.34%, 3.11%, and 3.36%, respectively for the same periods. The net interest spread and net interest margin were primarily impacted in 2014 and 2013 by the shift in the proportion of the Company’s loan portfolio to more floating rate loans from fixed rate loans and the Company's decrease in its cost of funds over the same periods.
Net interest income increased 26.4% to $107.2 million in 2014, compared to $84.9 million in 2013. The primary driver of the increase in net interest income was a $26.0 million, or 20.9%, increase in interest income during 2014, as compared to the same period in 2013, which was partially offset by a $3.6 million, or 9.1%, increase in interest expense over the same periods. The increase in interest income was due primarily to the significant growth in average interest-earning assets during 2014 to $3.2 billion, an increase of $477.9 million compared to 2013. The yield on earning assets increased 13 basis points compared to 2013 which was impacted by a decrease in the loan yield of 6 basis points. The yield on earning assets decreased 24 basis points in 2013 compared to 2012. The decrease in the loan yield was due to the increase in the proportion of the loan portfolio represented by floating rate loans, which had a greater impact on the earning asset yield due to the fact that loans carry a higher average balance and yield compared to investment securities and investment in short-term receivables as a percentage of total assets, which carry lower average yields compared to loans. The percentage of loans to average interest-earning assets was 80.6% in 2014, compared to 77.5% in 2013, and 79.7% in 2012.
During 2013, the Company executed a total of $250 million receive fixed swap agreements on a portion of its floating rate loan portfolio to hedge exposure to the impact of the loans with variable rates in its loan portfolio. The Company’s loan mix has shifted to more floating rate loans and has lowered its overall earning asset yield. In an effort to offset the loss in its earning asset yield, while still meeting the needs of its customers, the Company entered into the hedges. The Company began receiving fixed payments on the hedge at inception. For the year ended 2014, the hedge increased the loan yield by 10 basis points. Management can increase the amount of the hedge at any time if the existing hedge does not evenly balance the portfolio ratio of fixed to variable rate loans. The hedges are expected to have a positive impact on the net interest margin in future periods.
The increase in interest expense was due primarily to an increase in average interest-bearing deposits in 2014 to $2.6 billion, as compared to $2.3 billion for the same period in 2013, as well as the general mix of the average interest-bearing liabilities, the increased volume of interest-bearing liabilities of $5.6 million, and was offset by the average rate on average interest-bearing liabilities which decreased 9 basis points in 2014. The growth in earning assets and deposits was attributable to the continued implementation of the Company’s organic growth strategy as its existing branches continued to increase market share in their respective markets.
Also, beginning in the third quarter of 2013, the Company began shifting its interest-bearing deposits to tiered rates and pricing as management continues to focus its efforts to lower its cost of funds without compromising its strategic goal of relationship-based pricing for its customers. The Company's tiered pricing on its deposit products decreased the average rate on interest-bearing deposits 7 basis points in 2014.

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
TABLE 15-AVERAGE BALANCES, NET INTEREST INCOME AND INTEREST YIELDS/RATES

	2014			2013			2012
(dollars in thousands)	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Assets:
Interest-earning assets:
Short-term investments	$31,855	$63	0.20%	$67,327	$145	0.22%	$66,525	$144	0.22%
Investment in short-term receivables	230,604	6,512	2.82%	169,541	4,810	2.84%	61,172	2,060	3.37%
Investment securities	361,582	9,147	2.53%	378,671	7,809	2.06%	323,835	6,499	2.01%
Loans (including fee income)	2,587,105	134,256	5.19%	2,117,748	111,260	5.25%	1,775,436	97,754	5.51%
Total interest-earning assets	3,211,146	149,978	4.67%	2,733,287	124,024	4.54	2,226,968	106,457	4.78%
Less: Allowance for loan losses	(36,965)			(28,523)			(21,386)
Noninterest-earning assets	372,698			280,694			216,765
Total assets	3,546,879			$2,985,458			$2,422,347
Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Savings deposits	$52,303	409	0.78%	$50,269	$325	0.65%	$41,700	$263	0.63%
Money market accounts	859,743	11,509	1.34%	455,918	6,757	1.48%	397,818	6,433	1.62%
NOW accounts	497,346	5,679	1.14%	521,721	6,665	1.28%	329,691	4,104	1.24%
Certificates of deposit under $100,000	357,721	5,747	1.61%	418,525	6,563	1.57%	446,675	6,937	1.55%
Certificates of deposit of $100,000 or more	638,979	12,365	1.94%	637,541	12,171	1.91%	513,865	9,145	1.78%
CDARS®	205,560	4,475	2.18%	171,799	3,758	2.19%	111,399	2,715	2.44%
Total interest-bearing deposits	2,611,652	40,184	1.54%	2,255,773	36,239	1.61%	1,841,148	29,597	1.61%
Short-term borrowings and repurchase agreements	105,064	1,532	1.46%	69,971	1,022	1.46%	40,343	592	1.47%
Other borrowings	56,068	1,013	1.81%	70,837	1,887	2.66%	56,575	1,477	2.61%
Total interest-bearing liabilities	2,772,784	42,729	1.54%	2,396,581	39,148	1.63%	1,938,066	31,666	1.63%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	327,499			239,559			229,102
Other liabilities	37,835			24,565			20,962
Total liabilities	3,138,118			2,660,705			2,188,130
Shareholders’ equity	408,761			324,753			234,217
Total liabilities and equity	$3,546,879			$2,985,458			$2,422,347
Net interest income		$107,249			$84,876			$74,791
Net interest spread(1)			3.13%			2.91%			3.15%
Net interest margin(2)			3.34%			3.11%			3.36%

(1)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

(2)	Net interest margin is net interest income divided by average interest-earning assets.

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
TABLE 16-SUMMARY OF CHANGES IN NET INTEREST INCOME

	For the Years Ended December 31,
	2014 Over 2013			2013 Over 2012
	Increase/(Decrease) Due to Change In			Increase/(Decrease) Due to Change In
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Number of Days	Total
Interest-earning assets:
Loans (including fee income)	$24,639	$(1,643)	$22,996	$18,861	$(5,065)	$(290)	$13,506
Short-term investments	(76)	(6)	(82)	2	(1)	—	1
Investment in short-term receivables	1,732	(30)	1,702	3,409	(1,010)	(10)	2,389
Securities available for sale	(416)	1,755	1,339	1,143	551	(23)	1,671
Total increase (decrease) in interest income	$25,879	$76	$25,955	$23,415	$(5,525)	$(323)	$17,567
Interest-bearing liabilities:
Savings deposits	$16	$69	$85	$55	$8	$(1)	$62
Money market accounts	5,877	(1,126)	4,751	917	(576)	(17)	324
NOW accounts	(288)	(699)	(987)	2,412	168	(19)	2,561
Certificates of deposit	(190)	286	96	3,282	474	(61)	3,695
Borrowed funds	200	(563)	(363)	816	32	(8)	840
Total increase (decrease) in interest expense	$5,615	$(2,033)	$3,582	$7,482	$106	$(106)	$7,482
Increase (decrease) in net interest income	$20,264	$2,109	$22,373	$15,933	$(5,631)	$(217)	$10,085
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
The Company recorded a provision for loan losses of $12.0 million, an increase of 22.4% from the same period in 2013. The increase in the provision for loan losses was due primarily to the increase in the Company's gross loans of 17.7% at December 31, 2014. The Company believes that the allowance for loan losses was appropriate at December 31, 2014 and 2013 to cover incurred losses in the loan portfolio. The allowance for loan losses to total loans increased to 1.53% at December 31, 2014 compared to 1.36% at December 31, 2013.
Noninterest Income
For the year ended December 31, 2014, noninterest income was $11.6 million, compared to $13.4 million and $13.1 million for the same periods in 2013 and 2012, respectively. Noninterest income was impacted in 2014 primarily by decreases in CDE fees of $1.3 million, gain on assets sold of $1.0 million, and income from sale of state tax credits of $0.5 million compared to 2013. The Company did not receive an allocation of Federal New Markets Tax Credits in 2014 which impacted the CDE fees earned from the Company's CDE. The increase in noninterest income in 2013 compared to 2012 was primarily due to increases in income from sale of state tax credits of $2.2 million and CDE fees of $1.8 million compared to 2012 due to the increased Federal NMTC allocation in 2013 over 2012.

The following table presents the components of noninterest income for the years indicated.
TABLE 17-NONINTEREST INCOME

(dollars in thousands)	2014	2013	Percentage Increase (Decrease)	2012	Percentage Increase (Decrease)
Service charges on deposit accounts	$2,147	$2,027	5.9%	$2,486	(18.5)%
Investment securities gain, net	135	316	(57.3)	4,324	(92.7)
Gain on assets sold, net	64	1,081	(94.1)	500	116.2
Gain on sale of loans, net	649	835	(22.3)	603	38.5
Cash surrender value income on bank-owned life insurance	1,102	681	61.8	750	(9.2)
Income from sale of state tax credits	2,313	2,785	(16.9)	578	381.8
Community Development Entity fees	1,565	2,875	(45.6)	1,136	153.1
ATM fee income	1,958	1,859	5.3	1,686	10.3
Other	1,680	967	73.7	1,073	(9.9)
Total noninterest income	$11,613	$13,426	(13.5)%	$13,136	2.2%
Service charges on deposit accounts. The Company earns fees from its customers for deposit-related services and these fees comprise a significant and predictable component of the Company’s noninterest income. These charges increased $0.1 million in 2014 over the prior year and decreased $0.5 million between 2013 and 2012. During 2014, the fees increased compared to 2013 primarily due to the increase in noninterest-bearing deposit accounts. In 2013, the decrease in fees was attributable to the conversion of the deposit accounts acquired from Central Progressive Bank to First NBC Bank’s system, which generally resulted in lower fees charged to former Central Progressive Bank customers after the conversion in mid 2012.
Investment securities gain. The Company experienced a decrease in investment securities gains of $0.2 million in 2014 compared to 2013. From time to time, the Company sells investment securities held as available for sale to fund loan demand, manage its asset liability sensitivity or other business purposes. During 2014 and 2013, the Company sold securities to fund loan demand. In 2012, the Company elected to sell certain securities after considering reinvestment opportunities. These sales resulted in realized gains the Company believes were attributable to the decline in the market interest rates due in part to the financial distress occurring in Europe.
Gain (loss) on assets sold, net. The decrease of $1.0 million in 2014 compared to 2013 was due primarily to the gain on sale of other real estate owned in 2013 of $1.1 million, compared to a gain on sale of other real estate owned in 2012 of $0.5 million.
Gain on sale of loans. In 2014, the gain on sale of loans, net decreased $0.2 million compared to 2013, primarily due to the gain on sale of acquired impaired loans of $0.3 million in 2013, offset by a decrease of $0.1 million in sales of loans guaranteed by the Small Business Administration. The increase of $0.2 million in 2013 compared to 2012 was due to the sale of the acquired impaired loans. The Company has historically been an active participant in Small Business Administration and USDA loan programs as a preferred lender and typically sells the guaranteed portion of the loans that it originates. The Company believes these government guaranteed loan programs are an important part of its service to the businesses in its communities and expects to continue expanding its efforts and income related to these programs.
Cash surrender value income on bank-owned life insurance. The income earned from bank-owned life insurance increased 61.8% compared to the prior year, but decreased in 2013 compared to 2012. During 2014, the Company invested $20.0 million in additional bank-owned life insurance policies. The increase in cash surrender value income is due primarily to the additional investment made by the Company in 2014 compared to 2013. The decrease in income between 2013 and 2012 was due primarily to the decrease in current yields earned on the policies, which was consistent with market performance.
Income from sales of state tax credits. As part of the Company’s investment in projects that generate federal income tax credits, the Company may receive state tax credits along with federal credits. Although the Company cannot utilize most of the state tax credits, the Company earns income on the sale of state tax credits. The decrease of $0.5 million in 2014 compared to 2013, was due primarily to the decrease in syndication fees included in income from sales of state tax credits generated from the $23.9 million in qualified equity investment that the Company was awarded under the State of Louisiana New Markets Jobs Act in 2013. The increase of $2.2 million in 2013 compared to 2012, was due primarily to the receipt of $1.5 million in syndication fees from the qualified equity investment that the Company was awarded under the State of Louisiana New Markets Jobs Act in 2013.

Community Development Entity fees. The Company earns management fees, through its subsidiary CDE, First NBC Community Development Fund, LLC, related to the Fund’s Federal NMTC allocations. The Company recognizes the management fees when they are earned. The fees are earned at the time that qualified equity investments are made and over the seven year term of the investment. The CDE fees decreased $1.3 million in 2014 compared to 2013 and increased $1.7 million in 2013 compared to 2012. The decrease in 2014 was due to the Company not receiving a Federal NMTC allocation in the current year compared to 2013 when the Company received an allocation of $50 million. The increase in 2013 compared to 2012, was due to the additional $10 million in the Federal NMTC allocation the Company received in 2013 compared to 2012. These fees are contingent on the timing and receipt of the award from the Community Development Financial Institutions Fund of the U.S. Treasury and the amount of the allocation awarded. Despite not receiving an allocation in 2014, the Company does receive CDE fees on an annual basis for projects which are still within the compliance period.
ATM fee income. This category includes income generated by automated teller machines, or ATMs. The income earned from ATMs increased $0.1 million for the year ended December 31, 2014 compared to December 31, 2013. The balance increased $0.2 million for the year ended December 31, 2013 compared to December 31, 2012. The increase over each period was due primarily to an increase in transaction volumes.
Other. This category includes a variety of other income producing activities, including income generated from trust services, credit cards and wire transfers. The increase in other in 2014 compared to 2013 was due primarily to the recognition of income from the expiration of an option agreement that the Company had with a customer.
Noninterest Expense
Noninterest expense consists primarily of salary and employee benefits, occupancy and other expenses related to the Company’s operation and expansion. Noninterest expense increased by $10.9 million, or 16.2%, in 2014 compared to 2013 and increased $12.3 million, or 22.4%, in 2013 compared to 2012. The increase in 2014 was due primarily to the Company's continued growth as all components of noninterest expense increased during the year compared to 2013. The increase in 2013 compared to 2012 was due primarily to the Company’s growth, increased professional fees associated with its initial public offering, and increase in tax credit investment amortization due to the increase in tax credit activity.
The following table presents the components of noninterest expense for the years indicated.
TABLE 18-NONINTEREST EXPENSE

(dollars in thousands)	2014	2013	Percentage Increase (Decrease)	2012	Percentage Increase (Decrease)
Salaries and employee benefits	$24,867	$23,812	4.4%	$20,307	17.3%
Occupancy and equipment expenses	10,848	10,204	6.3	9,755	4.6
Professional fees	7,471	6,929	7.8	3,269	112.0
Taxes, licenses and FDIC assessments	5,146	4,245	21.2	3,258	30.3
Tax credit investment amortization	14,059	8,639	62.7	4,808	79.7
Write-down of other real estate	385	235	63.8	295	(20.3)
Data processing	4,721	4,219	11.9	4,485	(5.9)
Advertising and marketing	2,886	2,427	18.9	1,904	27.5
Other	7,866	6,632	18.6	6,926	(4.2)
Total noninterest expense	$78,249	$67,342	16.2%	$55,007	22.4%
Salaries and employee benefits. Salaries and employee benefits are the largest component of noninterest expense and include employee payroll expense, the cost of incentive compensation, benefit plans, health insurance, and payroll taxes, all of which have increased in each of the past three years as the Company has hired more employees and expanded its banking operations, branch network, and transaction volumes. These expenses increased $1.1 million, or 4.4%, during 2014 and increased $3.5 million, or 17.3%, during 2013, as a result of new personnel added to support higher levels of assets, loan origination, deposit growth and wealth management activities. The increase in salaries and employee benefits during 2014 and 2013 was also due to an increase in salary levels and an increase in employee bonuses attributable to the Company’s increasing profitability.

Occupancy and equipment expenses. Occupancy and equipment expenses, consisting primarily of rent and depreciation, were $10.8 million, an increase of $0.6 million, or 6.3%, from $10.2 million in 2013. The increase for the year ended December 31, 2014 compared to year ended December 31, 2013 was due primarily to an increase in depreciation expense of $0.2 million and maintenance contracts of $0.3 million. In 2013, the Company opened one additional branch compared to 2012 when the Company relocated several existing branch offices into more attractive locations. The level of the Company’s occupancy expenses is related to the number of branch offices that it maintains, and management expects that these expenses will increase as the Company continues to implement its strategic growth plan and with the Company's acquisition in Crestview, Florida which occurred during the first quarter of 2015.
Professional fees. Professional fees include fees paid to external auditors, loan review professionals and other consultants, as well as legal services required to complete transactions and resolve legal matters on delinquent loans. These fees increased to $7.5 million, compared to $6.9 million, and $3.3 million for the same periods of 2013 and 2012, respectively. The increase in professional fees during 2014 was due primarily to increases of $0.5 million in external audit costs, $0.4 million in fees related to investments in short-term receivables, and $0.2 million in CDE audit fees, offset by a decrease of $0.6 million in CDE consulting fees. The increase in professional fees in 2013 compared to 2012 was due to increases in external audit cost of $0.3 million, CDE management fees of $0.8 million, fees related to its investments in short-term receivables of $0.8 million, and CDE consulting fees of $1.2 million.
Taxes, licenses and FDIC assessments. The Company’s FDIC insurance premiums and assessments comprise the largest component of this category. The expenses related to taxes, licenses and FDIC insurance premiums and assessments were higher in 2014. The increase was $0.9 million, or 21.2%, compared to 2013. The increase in 2013 compared to 2012 was $1.0 million, or 30.3%. The increases were primarily attributable to the continued growth of the Company’s deposits year over year.
Tax credit investment amortization. Tax credit investment amortization reflects amortization of investments in entities that undertake projects that qualify for tax credits against federal income taxes. At this time, investments are directed at tax credits issued under the Federal NMTC, Federal Historic Rehabilitation, and Low-Income Housing Tax Credit programs. The Company amortizes investments related to Federal NMTC, Federal Historic Rehabilitation and Low-Income Housing Tax Credits over the period the Company is required by tax law (compliance period) or contractual period to maintain its ownership interest in the entity. These periods are 15 years for Low-Income Housing projects, 7 years for Federal NMTC projects, and 10 years for Federal Historic Rehabilitation projects.
The following table presents the amortization of tax credit investments for the respective periods.
TABLE 19-TAX CREDIT AMORTIZATION BY CREDIT TYPE

	For the Years Ended December 31,
(dollars in thousands)	2014	2013	2012
Low-Income Housing	$2,186	$1,900	$1,287
Federal Historic Rehabilitation	1,825	816	427
Federal New Markets	10,048	5,923	3,094
Total tax credit amortization	$14,059	$8,639	$4,808
The significant increases in amortization expense reflect the increase in the level of activity throughout the three year period in which the Company invested in additional projects. The amortization periods are discussed further in Note 12 of the Company’s financial statements.
Data processing. Data processing expenses increased $0.5 million, or 11.9%, in 2014 compared to 2013 and decreased $0.3 million, or 5.9%, in 2013 compared to 2012. The increase in 2014 was driven by increases in software and software amortization. As the Company continues its growth strategy, these expenses will continue to increase.
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
The Company recognized an income tax benefit for the year ended December 31, 2014 of $27.0 million, compared to $19.8 million, and $7.6 million for the same periods of 2013 and 2012, respectively. The increase in income tax benefit for the periods presented was due primarily to the significant increase in tax credit investment activity in the years presented.
The Company expects to experience an effective tax rate below the statutory rate of 35% due primarily to the receipt of Federal NMTC, Low-Income Housing Tax Credits, and Federal Historic Rehabilitation Tax Credits.
The following table presents the reconciliation of expected income tax provisions using statutory federal rates to actual benefit for income taxes recognized.
TABLE 20-RECONCILIATION OF INCOME TAX PROVISION

	For the Years Ended December 31,
(dollars in thousands)	2014	2013	2012
Tax expense at statutory rates	$10,015	$7,406	$7,481
Tax credits:
Low-Income Housing	(3,642)	(3,700)	(2,480)
Federal Historic Rehabilitation	(19,321)	(10,497)	(3,241)
Federal NMTC	(15,482)	(14,224)	(11,379)
Other tax credits	(617)	—	—
Total tax credits	(39,062)	(28,421)	(17,100)
Tax credit basis reduction	1,647	2,019	2,767
Tax exempt income	(87)	(1,070)	(918)
Other	511	315	205
Benefit for income taxes	$(26,976)	$(19,751)	$(7,565)
Although the Company’s ability to continue to access new tax credits in the future will depend, among other factors, on federal and state tax policies, as well as the level of competition for future tax credits, the Company expects to generate the following levels of tax credits over the next six calendar years based on Federal NMTC and Low-Income Housing Tax Credit investments that have been made. Also included are Federal Historic Rehabilitation Tax Credit investments for which the Company expects the project to receive certificate of occupancy and to be placed into service over the next two years.
TABLE 21-FUTURE TAX CREDITS

	For the Year Ended December 31,
(dollars in thousands)	2015	2016	2017	2018	2019	2020
Federal NMTC	$15,849	$15,372	$13,352	$7,302	$3,300	$300
Low-Income Housing	4,625	5,100	5,100	5,100	5,100	4,536
Federal Historic Rehabilitation	21,558	15,737	—	—	—	—
Total tax credits	$42,032	$36,209	$18,452	$12,402	$8,400	$4,836
Liquidity and Other Off-Balance Sheet Activities
Liquidity refers to the Company’s ability to maintain cash flow that is adequate to fund operations and meet present and future financial obligations through either the sale or maturity of existing assets or by obtaining additional funding through liability management. Management believes that the sources of available liquidity were adequate as of December 31, 2014 to meet all reasonably foreseeable short-term and intermediate-term demands.
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
Investing activities are funded primarily by net deposit inflows, principal repayments on loans and securities, and borrowed funds. Gross loans increased to $2.8 billion as of December 31, 2014, from $2.4 billion as of December 31, 2013. At December 31, 2014, First NBC Bank had commitments to make loans of approximately $620.3 million and included in this is un-advanced lines of credit and loans of approximately $509.7 million. The Company anticipates that First NBC Bank will have sufficient funds available to meet its current loan originations and other commitments.
At December 31, 2014, total deposits were approximately $3.1 billion, of which approximately $831.0 million were in certificates of deposits of $100,000 or more. Certificates of deposits scheduled to mature in one year or less as of December 31, 2014 totaled approximately $632.1 million while certificates of deposits of $100,000 or more with a maturity of one year or less totaled approximately $453.7 million.
In general, the Company monitors and manages liquidity on a regular basis by maintaining appropriate levels of liquid assets so that funds are available when needed. Excess liquidity is invested in overnight federal funds sold and other short-term investments. As a member of the Federal Home Loan Bank of Dallas, First NBC Bank had access to approximately $563.2 million of available lines of credit secured by qualifying collateral as of December 31, 2014. In addition, First NBC Bank maintained $85.0 million in lines of credit with its correspondent banks to support its liquidity.
Contractual Obligations
In the ordinary course of business, through First NBC Bank, the Company enters into certain on and off-balance sheet contractual obligations. The following table presents the Company’s contractual obligations outstanding as of December 31, 2014.
TABLE 22-CONTRACTUAL OBLIGATIONS AND OTHER DEBT COMMITMENTS

	As of December 31, 2014
(dollars in thousands)	Due Within One Year	After One but Within Three Years	After Three but Within Five Years	After Five Years	Total
Operating leases	$3,387	$6,705	$5,897	$31,976	$47,965
Other borrowings	—	—	40,000	—	40,000
Certificates of deposit	632,112	385,381	156,859	—	1,174,352
Total contractual obligations	$635,499	$392,086	$202,756	$31,976	$1,262,317
Standby letters of credit	$73,595	$35,128	$1,232	$681	$110,636
Unused loan commitments	290,779	69,642	123,054	26,190	509,665
Total off-balance sheet commitments	$364,374	$104,770	$124,286	$26,871	$620,301
Off-Balance Sheet Arrangements
In the normal course of business, the Company enters into various transactions that are not included in the consolidated balance sheets in accordance with GAAP. These transactions include commitments to extend credit in the ordinary course of business to approved customers.
Generally, loan commitments have been granted on a temporary basis for working capital or commercial real estate financing requirements or may be reflective of loans in various stages of funding. These commitments are recorded on the Company’s financial statements as they are funded. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Loan commitments include unused commitments for open end lines secured by one to four family residential properties and commercial properties, commitments to fund loans secured by commercial real estate, construction loans, business lines of credit, and other unused commitments. The increase in unused loan commitments as of December 31, 2014 of $240.9 million compared to December 31, 2013 was due primarily to the increases in the construction and commercial loan portfolios during 2014. The liability for losses on unfunded commitments totaled $0.2 million at December 31, 2014 and December 31, 2013, and $0.1 million at December 31, 2012.
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
The following is a summary of the total notional amount of commitments outstanding as of the respective dates.
TABLE 23-OUTSTANDING COMMITMENTS

	As of December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Standby letters of credit	$110,636	$106,467	$92,274	$74,811	$65,409
Unused loan commitments	509,665	268,760	256,294	183,758	122,459
Total	$620,301	$375,227	$348,568	$258,569	$187,868
Asset/Liability Management
The Company’s asset liability management policy provides guidelines for effective funds management and the Company has established a measurement system for monitoring its net interest rate sensitivity position. The Company seeks to maintain a sensitivity position within established guidelines.
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
The Company actively manages exposure to adverse changes in interest rates through asset and liability management activities within guidelines established by the asset liability committee. The committee, which is composed primarily of senior officers and directors of First NBC Bank and the Company, has the responsibility for ensuring compliance with asset/liability management policies. Interest rate risk is the exposure to adverse changes in net interest income as a result of market fluctuations in interest rates. On a regular basis, the committee monitors interest rate and liquidity risk in order to implement appropriate funding and balance sheet strategies.
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
The Company’s interest sensitivity profile was somewhat asset sensitive as of December 31, 2014, though its base net interest income would increase in the case of either an interest rate increase or decrease. Hedging instruments utilized by First NBC Bank, which consist primarily of interest rate swaps and options, protect the bank in a rising interest rate environment by providing long term funding costs at a fixed interest rate to allow the bank to continue to fund its projected loan growth. In addition, the bank utilizes interest rate floors in loan pricing to manage interest rate risk in a declining rate environment.

The following table sets forth the net interest income simulation analysis as of December 31, 2014.
TABLE 24-CHANGE IN NET INTEREST INCOME FROM INTEREST RATE CHANGES

Interest Rate Scenario	% Change in Net Interest Income
+ 300 basis points	8.0%
+ 200 basis points	7.2%
+ 100 basis points	3.3%
Base	—
The Company also manages exposure to interest rates by structuring its balance sheet in the ordinary course of business. An important measure of interest rate risk is the relationship of the repricing period of earning assets and interest-bearing liabilities. The more closely the repricing periods are correlated, the less interest rate risk it has. From time to time, the Company may use instruments such as leveraged derivatives, structured notes, interest rate swaps, caps, floors, financial options, financial futures contracts or forward delivery contracts to reduce interest rate risk. As of December 31, 2014, the Company had hedging instruments in the notional amount of $400.0 million with a net fair value liability of $13.0 million and in the notional amount of $165.0 million with a fair value asset of $37 thousand.
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

The following table sets forth our interest rate gap analysis as of December 31, 2014:
TABLE 25-INTEREST RATE GAP ANALYSIS

	Volumes Subject to Repricing Within
	1-3 Months	4-6 Months	7-12 Months	2 Years	3 Years	4-5 Years	6-10 Years	Over 10 Years	Total Balance
	(dollars in thousands)
Interest-earning assets:
Short-term investments	$18,404	$—	$—	$—	$—	$—	$—	$—	$18,404
Short-term receivables	237,135	—	—	—	—	—	—	—	237,135
Investment securities	4,969	5,110	11,030	29,269	17,810	75,843	150,715	41,977	336,723
Loans	1,731,231	56,966	179,941	187,361	159,863	273,619	102,211	84,694	2,775,886
Total interest-earning assets	1,991,739	62,076	190,971	216,630	177,673	349,462	252,926	126,671	3,368,148
Interest-bearing liabilities:
Transaction accounts	1,581,964	—	—	—	—	—	—	—	1,581,964
Certificates of deposit	186,997	184,524	260,529	257,606	127,775	156,860	—	61	1,174,352
Short-term borrowings	—	—	—	—	—	—	—	—	—
Repurchase agreements	117,991	—	—	—	—	—	—	—	117,991
Long-term borrowings	40,000	—	—	—	—	—	—	—	40,000
Total interest-bearing liabilities	1,926,952	184,524	260,529	257,606	127,775	156,860	—	61	2,914,307
Interest rate sensitivity gap	$64,787	$(122,448)	$(69,558)	$(40,976)	$49,898	$192,602	$252,926	$126,610	$453,841
Cumulative interest rate sensitivity gap	$64,787	$(57,661)	$(127,219)	$(168,195)	$(118,297)	$74,305	$327,231	$453,841
Cumulative interest rate sensitivity assets to rate sensitive liabilities	1.03%	0.97%	0.95%	0.94%	0.96%	1.03%	1.11%	1.16%
Cumulative gap as a percent of total interest-earning assets	0.02%	(0.02)%	(0.04)%	(0.05)%	(0.04)%	0.02%	0.10%	0.13%
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

Item 8.         Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of First NBC Bank Holding Company
We have audited the accompanying consolidated balance sheets of First NBC Bank Holding Company as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First NBC Bank Holding Company at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First NBC Bank Holding Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 31, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana
March 31, 2015

FIRST NBC BANK HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands)	2014	2013
Assets
Cash and due from banks	$32,484	$28,140
Short-term investments	18,404	3,502
Investment in short-term receivables	237,135	246,817
Investment securities available for sale, at fair value	247,647	277,719
Investment securities held to maturity	89,076	94,904
Mortgage loans held for sale	1,622	6,577
Loans, net of allowance for loan losses of $42,336 and $32,143, respectively	2,731,928	2,325,634
Bank premises and equipment, net	52,881	51,174
Accrued interest receivable	11,451	10,994
Goodwill and other intangible assets	7,831	8,433
Investment in real estate properties	12,771	10,147
Investment in tax credit entities	140,913	117,684
Cash surrender value of bank-owned life insurance	47,289	26,187
Other real estate	5,549	3,733
Deferred tax asset	83,461	51,191
Other assets	30,175	23,781
Total assets	$3,750,617	$3,286,617
Liabilities and equity
Deposits:
Noninterest-bearing	$364,534	$291,080
Interest-bearing	2,756,316	2,439,727
Total deposits	3,120,850	2,730,807
Short-term borrowings	—	8,425
Repurchase agreements	117,991	75,957
Long-term borrowings	40,000	55,110
Accrued interest payable	6,650	6,682
Other liabilities	28,752	27,777
Total liabilities	3,314,243	2,904,758
Shareholders’ equity:
Preferred stock
Convertible preferred stock Series C – no par value; 1,680,219 shares authorized; 364,983 shares issued and outstanding at December 31, 2014 and December 31, 2013	4,471	4,471
Preferred stock Series D – no par value; 37,935 shares authorized, issued and outstanding at December 31, 2014 and December 31, 2013	37,935	37,935
Common stock- par value $1 per share; 100,000,000 shares authorized; 18,576,488 shares issued and outstanding at December 31, 2014 and 18,514,271 shares issued and outstanding at December 31, 2013	18,576	18,514
Additional paid-in capital	239,528	237,063
Accumulated earnings	155,599	100,389
Accumulated other comprehensive loss, net	(19,737)	(16,515)
Total shareholders’ equity	436,372	381,857
Noncontrolling interest	2	2
Total equity	436,374	381,859
Total liabilities and equity	$3,750,617	$3,286,617
See accompanying notes.

FIRST NBC BANK HOLDING COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share data)	2014	2013	2012
Interest income:
Loans, including fees	$134,256	$111,260	$97,754
Investment securities	9,147	8,170	6,499
Investment in short-term receivables	6,512	4,449	2,060
Short-term investments	63	145	144
	149,978	124,024	106,457
Interest expense:
Deposits	40,183	36,239	29,597
Borrowings and securities sold under repurchase agreements	2,546	2,909	2,069
	42,729	39,148	31,666
Net interest income	107,249	84,876	74,791
Provision for loan losses	12,000	9,800	11,035
Net interest income after provision for loan losses	95,249	75,076	63,756
Noninterest income:
Service charges on deposit accounts	2,147	2,027	2,486
Investment securities gain, net	135	316	4,324
Gain on assets sold, net	64	1,081	500
Gain on sale of loans, net	649	835	603
Cash surrender value income on bank-owned life insurance	1,102	681	750
Income from sales of state tax credits	2,313	2,785	578
Community Development Entity fees	1,565	2,875	1,136
ATM fee income	1,958	1,859	1,686
Other	1,680	967	1,073
	11,613	13,426	13,136
Noninterest expense:
Salaries and employee benefits	24,867	23,812	20,307
Occupancy and equipment expenses	10,848	10,204	9,755
Professional fees	7,471	6,929	3,269
Taxes, licenses and FDIC assessments	5,146	4,245	3,258
Tax credit investment amortization	14,059	8,639	4,808
Write-down of other real estate	385	235	295
Data processing	4,721	4,219	4,485
Advertising and marketing	2,886	2,427	1,904
Other	7,866	6,632	6,926
	78,249	67,342	55,007
Income before income taxes	28,613	21,160	21,885
Income tax benefit	(26,976)	(19,751)	(7,565)
Net income	55,589	40,911	29,450
Less net income attributable to noncontrolling interests	—	—	(510)
Net income attributable to Company	55,589	40,911	28,940
Less preferred stock dividends	(379)	(347)	(510)
Less earnings allocated to participating securities	(1,066)	(1,980)	(1,999)
Income available to common shareholders	$54,144	$38,584	$26,431
Earnings per common share – basic	$2.92	$2.38	$2.04
Earnings per common share – diluted	$2.84	$2.32	$2.02
See accompanying notes.

FIRST NBC BANK HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2014	2013	2012
Net income	$55,589	$40,911	$29,450
Other comprehensive income (loss):
Fair value of derivative instruments designated as cash flow hedges:
Change in fair value of derivative instruments designated as cash flow hedges during the period, before tax	(17,747)	3,694	(6,854)

Unrealized gains (losses) on investment securities:
Unrealized gains (losses) on investment securities arising during the period	12,379	(18,576)	3,956
Less: reclassification adjustment for gains included in net income	(135)	(316)	(4,324)
Transfer of unrealized loss on securities from available for sale to held to maturity during the period	—	(5,919)	—
Amortization of unrealized net loss on securities transferred from available for sale to held to maturity	547	211	—
Unrealized gains (losses) on investment securities, before tax	12,791	(24,600)	(368)
Other comprehensive losses, before taxes	(4,956)	(20,906)	(7,222)
Income tax benefit related to items of other comprehensive losses	(1,734)	(7,317)	(2,501)
Other comprehensive loss, net of tax	(3,222)	(13,589)	(4,721)
Comprehensive income	52,367	27,322	24,729
Comprehensive income attributable to noncontrolling interests	—	—	(510)
Comprehensive income attributable to preferred shareholders	(379)	(347)	(510)
Comprehensive income attributable to participating securities	(1,066)	(1,980)	(1,999)
Comprehensive income available to common shareholders	$50,922	$24,995	$21,710
See accompanying notes.

FIRST NBC BANK HOLDING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)	Preferred Stock Series C	Preferred Stock Series D	Common Stock	Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2011	$20,582	$37,935	$12,153	$118,010	$31,395	$1,795	$221,870	$1,646	$223,516
Net income	—	—	—	—	28,940	—	28,940	—	28,940
Other comprehensive income	—	—	—	—	—	(4,721)	(4,721)	—	(4,721)
Issuance of common stock:
Stock option and director plans	—	—	20	1,082	—	—	1,102	—	1,102
Stock offering	—	—	116	1,304	—	—	1,420	—	1,420
Conversion of preferred stock to common stock	(9,351)	—	763	8,588	—	—	—	—	—
Redemption of preferred stock	—	—	—	—	—	—	—	(1,644)	(1,644)
Preferred stock dividends	—	—	—	—	(510)	—	(510)	—	(510)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(1)	(1)
Balance, December 31, 2012	11,231	37,935	13,052	128,984	59,825	(2,926)	248,101	1	248,102
Net income	—	—	—	—	40,911	—	40,911	—	40,911
Other comprehensive income	—	—	—	—	—	(13,589)	(13,589)	—	(13,589)
Share-based compensation	—	—	—	1,202	—	—	1,202	—	1,202
Conversion of preferred stock to common stock	(6,760)	—	552	6,208	—	—	—	—	—
Issuance of common stock:
Stock option and director plans	—	—	87	878	—	—	965	—	965
Stock offering, net of direct cost of $10,837	—	—	4,792	99,371	—	—	104,163	—	104,163
Warrants	—	—	31	94	—	—	125	—	125
Net tax benefit related to stock option plans	—	—	—	326	—	—	326	—	326
Preferred stock dividends	—	—	—	—	(347)	—	(347)	—	(347)
Equity contribution for noncontrolling interest	—	—	—	—	—	—	—	1	1
Balance, December 31, 2013	4,471	37,935	18,514	237,063	100,389	(16,515)	381,857	2	381,859
Net income	—	—	—	—	55,589	—	55,589	—	55,589
Other comprehensive income	—	—	—	—	—	(3,222)	(3,222)	—	(3,222)
Share-based compensation	—	—	—	1,339	—	—	1,339	—	1,339
Issuance of common stock:
Stock option and director plans	—	—	62	800	—	—	862	—	862
Net tax benefit related to stock option plans	—	—	—	326	—	—	326	—	326
Preferred stock dividends	—	—	—	—	(379)	—	(379)	—	(379)
Balance, December 31, 2014	$4,471	$37,935	$18,576	$239,528	$155,599	$(19,737)	$436,372	$2	$436,374
See accompanying notes.

FIRST NBC BANK HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2014	2013	2012
Operating activities
Net income	$55,589	$40,911	$29,450
Adjustments to reconcile net income to net cash provided by operating activities:
Noncontrolling interest	—	—	(510)
Deferred tax benefit	(30,412)	(19,937)	(7,565)
Amortization of tax credit investments	14,059	8,639	4,808
Net discount accretion or premium amortization	474	2,633	4,245
Gain on sale of investment securities	(135)	(316)	(4,324)
Gain on assets sold	(64)	(1,081)	(535)
Write-down of foreclosed assets	385	235	295
Proceeds from sale of mortgage loans held for sale	49,334	96,677	62,014
Mortgage loans originated and held for sale	(44,379)	(77,394)	(82,067)
Gain on sale of loans	(649)	(835)	(603)
Amounts paid on termination of interest rate hedge	(7,990)	—	—
Provision for loan losses	12,000	9,800	11,035
Depreciation and amortization	3,554	2,963	3,351
Share-based and other compensation expense	800	2,124	1,102
Increase in cash surrender value of bank-owned life insurance	(1,102)	(681)	(750)
Decrease (increase) in receivables from sales of investments	—	16,909	(16,909)
Changes in operating assets and liabilities:
Change in other assets	(10,015)	(5,168)	1,540
Change in accrued interest receivable	(457)	(2,266)	(1,346)
Change in accrued interest payable	(32)	1,125	725
Change in other liabilities	(7,661)	15,125	(2,758)
Net cash provided by operating activities	33,299	89,463	1,198
Investing activities
Purchases of available for sale investment securities	(22,153)	(132,123)	(344,093)
Proceeds from sales of available for sale investment securities	41,670	45,791	125,401
Proceeds from maturities, prepayments, and calls of available for sale investment securities	22,229	91,328	129,910
Proceeds from sales of held to maturity securities	2,650	—	—
Proceeds from maturities, prepayments, and calls of held to maturity securities	3,851	1,013	—
Net change in investments in short-term receivables	9,682	(165,773)	(70,864)
Reimbursement of investment in tax credit entities	24,000	—	15,607
Purchases of investments in tax credit entities	(61,288)	(58,930)	(20,606)
Loans originated, net of repayments	(421,948)	(444,592)	(275,177)
Proceeds from sale of bank premises and equipment	46	324	16
Purchases of bank premises and equipment	(4,706)	(7,129)	(18,189)
Proceeds from disposition of real estate owned	2,657	5,015	3,840
Purchases of bank-owned life insurance	(20,000)	—	—
Net cash used in investing activities	(423,310)	(665,076)	(454,155)
Financing activities
Net change in repurchase agreements	42,034	39,670	18,311
Proceeds from borrowings	—	8,425	41,800
Repayment of borrowings	(23,535)	(41,910)	(1,625)
Net increase in deposits	389,736	461,073	363,846
Proceeds from issuance of common stock, net of offering costs	1,401	104,332	1,420
Repayment of preferred stock	—	—	(1,644)
Dividends paid	(379)	(347)	(510)
Net cash provided by financing activities	409,257	571,243	421,598
Net change in cash, due from banks, and short-term investments	19,246	(4,370)	(31,359)
Cash, due from banks, and short-term investments at beginning of period	31,642	36,012	67,371
Cash, due from banks, and short-term investments at end of period	$50,888	$31,642	$36,012
Supplemental cash flows information
Cash paid for interest	$42,761	$38,023	$32,392
Cash paid for taxes	$3,170	$—	$—
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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and First NBC Bank, and First NBC Bank’s wholly owned subsidiaries, which include First NBC Community Development, LLC (FNBC CDC), First NBC Community Development Fund, LLC (FNBC CDE) (collectively referred to as the Bank) and any variable interest entities (VIE) of which the Company is the primary beneficiary. Substantially all of the VIEs for which the Company is the primary beneficiary relate to tax credit investments. FNBC CDC is a Community Development Corporation formed to construct, purchase, and renovate affordable residential real estate properties in the New Orleans area. FNBC CDE is a Community Development Entity (CDE) formed to apply for and receive allocations of Federal New Markets Tax Credits (NMTC).
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are susceptible to a significant change in the near term are the allowance for loan losses, income tax provision, fair value adjustments, and share-based compensation.
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
Securities that may be sold in response to changes in interest rates, liquidity needs, or asset liability management strategies are classified as securities available for sale. These securities are carried at fair value, with net unrealized gains or losses excluded from earnings and shown as a separate component of shareholders’ equity in accumulated other comprehensive (loss) income, net of income taxes. Any expected credit loss due to the inability to collect all amounts due accordingly to the security’s contractual terms is recognized as a charge against earnings. Any remaining unrealized loss related to other factors is recognized in other comprehensive income, net of taxes.
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
Mortgage Loans Held for Sale
Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value, in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance that is recorded as a charge to income. Loans held for sale have primarily been fixed-rate, single-family residential mortgage loans under contract to be sold in the secondary market. In most cases, loans in this category are sold within 120 days. These loans are sold with the mortgage servicing rights released. Buyers generally have recourse to return a purchased loan to the Company under limited circumstances which may include early payment default, breach of representations or warranties, and documentation deficiencies. During 2014 and 2013, an insignificant number of loans were returned to the Company.
Transfers of Financial Assets
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered or in the case of a loan participation, a portion of the asset has been surrendered and meets the definition of a "participating interest". Control over transferred assets is deemed to be surrendered when 1) the assets have been isolated from the Company, 2) the transferee obtains the right, free of conditions that constrain it from taking advantage of that right, to pledge or exchange the transferred assets, and 3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. Should the transfer not meet these three criteria, the transaction is treated as a secured financing.
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
Interest income on loans is accrued as earned using the interest method over the life of the loan. Interest on loans deemed uncollectible is excluded from income. The accrual of interest is discontinued and reversed against current income once loans become more than 90 days past due or earlier if conditions warrant. The past due status of loans is determined based on the contractual terms. If the decision is made to continue accruing interest on the loan, periodic reviews are made to confirm the accruing status of the loan. When a loan is placed on nonaccrual status, interest accrued and unpaid during prior periods is reversed. Generally, any payments on nonaccrual loans are applied first to outstanding loan principal amounts and then to the recovery of the charged-off loan amounts. Any excess is treated as recovery of lost interest and fees. Loans are returned to accrual status after a minimum of six consecutive monthly payments have been made in a timely manner.
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
In its determination of whether the customer is experiencing financial difficulties, the Company considers numerous indicators, including but not limited to:

•
Whether the customer is currently in default on its existing loan or is in an economic position where it is probable the customer will be in default on its loan in the foreseeable future without a modification

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
Allowance for Loan Losses
The allowance for loan losses represents an estimate that management believes will be adequate to absorb probable incurred losses on existing loans in its portfolio at the balance sheet date. The allowance is based on an evaluation of the collectability of loans and prior loss experience, including both industry and Company specific considerations. While management uses available information to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance. See Note 6 for an analysis of the Company’s allowance for loan losses by portfolio and portfolio segment, and credit quality information by class.
Management has an established methodology to determine the allowance for loan losses that assesses the risks and losses inherent in its portfolio and portfolio segments. The Company utilizes an internally developed model that requires significant judgment to determine the estimation method that fits the credit risk characteristics of the loans in its portfolio and portfolio segments. The allowance for loan losses is established through a provision for loan losses charged to expense. A similar methodology and model is utilized by the Company to calculate a reserve assigned to off-balance sheet commitments, specifically unfunded loan commitments and letters of credit, and any needed reserve is recorded in other liabilities. The appropriateness of the allowance for loan losses is determined in accordance with generally accepted accounting principles.
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
Derivatives which are designated and qualify as a hedge of the exposure to variability in expected future cash flows or other types of forecasted transactions are considered cash flow hedges. The Company prepares written hedge documentation for all derivatives which are designated as cash flow hedges. The written hedge documentation includes identification of, among other items, the risk management objective, hedging instrument, hedged item and methodologies for assessing and measuring hedge effectiveness and ineffectiveness, along with support for management’s assertion that the hedge will be highly effective. These methods are consistent with the Company’s approach to managing risk. The Company reports these net in the accompanying consolidated balance sheets when the Company has a master netting arrangement. As of December 31, 2014, there were net amounts reported.
For designated hedging relationships, the Company performs retrospective and prospective effectiveness testing to determine whether the hedging relationship has been highly effective in offsetting changes in cash flows of hedged items and whether the relationship is expected to continue to be highly effective in the future. Assessments of hedge effectiveness and measurements of hedge ineffectiveness are performed at least quarterly. The effective portion of the changes in the fair value of a derivative that is highly effective and that has been designated and qualifies as a cash flow hedge are initially recorded in accumulated other comprehensive income and reclassified to earnings in the same period that the hedged item impacts earnings or when the hedging relationship is terminated; any ineffective portion is recorded in earnings immediately.
Hedge accounting ceases on transactions that are no longer deemed effective, or for which the derivative has been terminated or de-designated. For discontinued cash flow hedges, the unrealized gains and losses recorded in accumulated other comprehensive income would be reclassified to earnings during the period or periods in which the previously designated hedged cash flows affect earnings (straight-line amortization/accretion) unless it was determined that the transaction was probable to not occur, whereby any unrealized gains and losses in accumulated other comprehensive income would be immediately reclassified to earnings. Note 18 describes the derivative instruments currently used by the Company and discloses how these derivatives impact the Company’s financial position and results of operations.
Premises and Equipment
Land is carried at cost. Buildings, furniture, fixtures, and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated life of each respective type of asset as follows:

Buildings	40 years
Furniture, fixtures, and equipment	5	-	15 years

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
Other Real Estate
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are recorded at a new cost basis determined at the date of foreclosure as the lower of cost or fair value less estimated cost to sell. Cost is defined as the recorded investment in the loan. Subsequent to foreclosure, valuation allowances are established for any decreases in the estimate of the asset’s fair value or selling costs, but not in excess of its new cost basis. Revenues and expenses from operations and changes in the valuation allowance are included in current earnings.
Goodwill and Other Intangible Assets
Goodwill is accounted for in accordance with ASC 350, Intangibles—Goodwill and Other, and, accordingly, is not amortized but is evaluated at least annually for impairment. As part of its annual impairment testing, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines the fair value of a reporting unit is less than its carrying amount using these qualitative factors, the Company compares the fair value of goodwill with its carrying amount and then measures impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.
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
Noncontrolling Interests
Noncontrolling interests include $2 thousand at December 31, 2014 and 2013 and $1 thousand at December 31, 2012, of common stock held by unrelated parties in various tax credit-related subsidiaries, which have activities solely related to generating the tax credits.
In 2012, $1.6 million of noncumulative, perpetual preferred stock held by unrelated parties of the Bank was redeemed and noncontrolling interests were reduced by that amount. The stock had been assumed by the Bank in a prior acquisition.
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

Investments in Tax Credit Entities
As part of its Community Reinvestment Act responsibilities and due to their favorable economics, the Company invests in tax credit-motivated projects. These projects are directed at tax credits issued under Low-Income Housing, Federal Historic Rehabilitation, and Federal New Markets Tax Credits. The Company generates its returns on tax credit motivated projects through the receipt of federal, and if applicable, state tax credits. The federal tax credits are recorded as an offset to the income tax provision in the year that they are earned under federal income tax law – over 10 to 15 years, beginning in the year in which rental activity commences for Low-Income Housing credits, in the year of the issuance of the certificate of occupancy and the property is placed into service for Federal Historic Rehabilitation credits, and over 7 years for Federal NMTC upon the investment of funds into the CDE. These credits, if not used in the tax return for the year of origination, can be carried forward for 20 years.
For Low-Income Housing and Federal Historic Rehabilitation credits, the Company invests in a tax credit entity, usually a limited liability company, which owns the real estate. The Company receives a 99.99% nonvoting interest in the entity for Low-Income Housing investments and 99% for Federal Historic Rehabilitation investments that must be retained during the compliance period for the credits (15 years for Low-Income Housing credits and 5 years for Federal Historic Rehabilitation credits). In most cases, the Company’s interest in the entity is generally reduced from a 99.99% and 99% interest to a 5% to 25% interest at the end of the compliance period. Control of the tax credit entity rests in the .01% and 1% interest general partner, who has the power and authority to make decisions that impact economic performance of the project and is required to oversee and manage the project. Due to the lack of any voting, economic or managerial control and due to the contractual reduction in its ownership, the Company accounts for its investment in Low-Income Housing and Federal Historic Rehabilitation credits by amortizing its investment, beginning in the year of the issuance of the certificate of occupancy and when the property is placed into service, over the compliance or contract period, as management believes any potential residual value in the real estate will have limited value.
For Federal NMTC, a different structure is required by federal tax law. In order to distribute Federal NMTC, the federal government allocates such credits to CDEs. The Company invests in both CDEs formed by unaffiliated parties and in CDEs formed by the Company. Projects must be commercial or real estate operations and are qualified by their location in low- income areas or by their employment of, or service to, low-income citizens. A CDE, in most cases, creates a special-purpose subsidiary for each project through which the credits are allocated and through which the proceeds from the tax credit investor and a leverage lender, if applicable, flow through to the project, which in turn generate the credit. The credits are calculated at 39% of the total CDE allocation to the project at the rate of 5% for the first three years and 6% for the next four years. Federal tax law requires special terms benefiting the qualified project, which can include below-market interest rates. The Company expenses the cost of any benefits provided to the project over the seven-year compliance period. When the Company also has a loan, commonly called a leveraged loan, to the project, it is carried in loans, as the Company has normal credit exposure to the project and is repaid at the end of the compliance period (in general, the debt has no principal payments during the compliance period but the Company may require the project to fund a sinking fund over the compliance period to achieve the same risk reduction effect as if principal is being amortized).
When the Company is the tax credit investor in a CDE formed by an unaffiliated party, it has no control of the applicable CDE or the CDE’s special-purpose subsidiary. When a project is funded through FNBC CDE, the Company consolidates its CDE and the specifically formed special-purpose entities since it maintains control over these entities. As part of the activities of FNBC CDE, the Company makes investments in the CDE for purposes of providing equity to the projects sponsored by the FNBC CDE.
The Company has the risk of credit recapture if the project fails during the compliance period for Low-Income Housing and Federal Historic Rehabilitation transactions. For Federal NMTC transactions, the risk of credit recapture exists if investment requirements are not maintained during the compliance period. Such events, although rare, are accounted for when they occur and no such events have occurred to date.
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
A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE. A VIE often holds financial assets, including loans or receivables, real estate, or other property. The company with a controlling financial interest, known as the primary beneficiary, is required to consolidate the VIE. Noncontrolling variable interests in certain limited partnerships for which it does not absorb a majority of expected losses or receive a majority of expected residual returns are not included in the accompanying consolidated financial statements. Refer to Notes 12 and 13 for further detail.
Stock-Based Compensation Plans
At December 31, 2014 and 2013, the Company had a stock-based employee compensation plan, which provides for the issuance of stock options and restricted stock. The Company accounts for stock-based employee compensation in accordance with the fair value recognition provisions of ASC 718, Compensation—Stock Compensation. Compensation cost is recognized as expense over the service period, which is generally the vesting period of the options and restricted stock. The expense is reduced for estimated forfeitures over the vesting period and adjusted for actual forfeitures as they occur. As a result, compensation cost for all share-based payments is reflected in net income as part of salaries and employee benefits in the accompanying consolidated statements of income. See Note 24 for additional information on the Company’s stock-based compensation plans.
Earnings Per Share
Basic earnings per common share is computed based upon net income attributable to common shareholders divided by the weighted-average number of common shares outstanding during each period. Diluted earnings per common share is computed based upon net income, adjusted for dilutive participating securities, divided by the weighted-average number of common shares outstanding during each period and adjusted for the effect of dilutive potential common shares calculated using the treasury stock method and the assumed conversion for any dilutive convertible securities. In determining net income attributable to common shareholders, the net income attributable to participating securities is excluded. The Company issued Series C preferred stock in 2011, which is considered a participating security because it shares in any dividends paid to common shareholders. The assumed conversion of the Series C preferred stock is excluded from the calculation of diluted earnings per share due to the fact that the shares are contingently issuable and the contingency still existed at the end of the year.
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
Recent Accounting Pronouncements
ASU No. 2014-01
In January 2014, the FASB issued ASU No. 2014-01, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects, which permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). This ASU applies to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow-through entities for tax purposes. The provisions of this ASU should be applied retrospectively to all periods presented for periods beginning after December 15, 2014, with early adoption permitted. The Company is evaluating the adoption of this ASU and has not determined the impact on the Company's financial condition or results of operations.
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
2. Earnings Per Share
The following sets forth the computation of basic net income per common share and diluted net income per common share:

	Year Ended December 31,
(In thousands, except per share data)	2014	2013	2012
Basic: Income available to common shareholders	$54,144	$38,584	$26,431
Weighted-average common shares outstanding	18,541	16,204	12,953
Basic earnings per share	$2.92	$2.38	$2.04
Diluted: Income attributable to common shareholders	$54,144	$38,584	$26,431
Weighted-average common shares outstanding	18,541	16,204	12,953
Effect of dilutive securities:
Stock options outstanding	389	337	109
Warrants	119	83	52
Weighted-average common shares outstanding – assuming dilution	19,049	16,624	13,114
Diluted earnings per share	$2.84	$2.32	$2.02
For the year ended December 31, 2012, the calculation of diluted earnings per share outstanding excludes the effects from the assumed exercise of 87,059 shares of warrants and 264,000 shares of stock options outstanding. These amounts would have had an antidilutive effect on earnings per share.
3. Cash and Due From Banks
The Company is required to maintain reserve requirements with the Federal Reserve Bank. The requirement is dependent upon the Bank’s cash on hand and transaction deposit account balances. The reserve requirements at December 31, 2014 and 2013, were $9.3 million and $10.1 million, respectively.
4. Investment in Short-Term Receivables
The Company invests in short-term trade receivables purchased on an exchange, which are covered by a repurchase agreement from the seller of the receivables, if not paid within a specified period. Since the receivables are traded on an exchange, the Company has the ability to resell the receivables on the exchange. As of December 31, 2014 and 2013, the Company had $237.1 million and $246.8 million, respectively in purchased receivables.

5. Investment Securities
The amortized cost and market values of investment securities, with gross unrealized gains and losses, as of December 31, 2014 and December 31, 2013, were as follows (in thousands):

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Market Value
			Less Than One Year	Greater Than One Year
Available for sale:
U.S. government agency securities	$161,461	$891	$—	$(4,825)	$157,527
U.S. Treasury securities	13,019	—	—	(409)	12,610
Municipal securities	12,175	107	(36)	—	12,246
Mortgage-backed securities	57,025	635	(137)	(436)	57,087
Corporate bonds	8,263	—	—	(86)	8,177
	$251,943	$1,633	$(173)	$(5,756)	$247,647
Held to maturity:
Municipal securities	$41,255	$2,182	$(62)	$—	$43,375
Mortgage-backed securities	47,821	1,098	(208)	(1,130)	47,581
	$89,076	$3,280	$(270)	$(1,130)	$90,956

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Market Value
			Less Than One Year	Greater Than One Year
Available for sale:
U.S. government agency securities	$163,964	$81	$(10,991)	$(1,731)	$151,323
U.S. Treasury securities	13,022	—	(873)	—	12,149
Municipal securities	23,240	140	(213)	—	23,167
Mortgage-backed securities	57,010	447	(1,897)	(16)	55,544
Corporate bonds	37,023	395	(1,677)	(205)	35,536
	$294,259	$1,063	$(15,651)	$(1,952)	$277,719
Held to maturity:
Municipal securities	$44,294	$94	$(398)	$—	$43,990
Mortgage-backed securities	50,610	12	(3,646)	—	46,976
	$94,904	$106	$(4,044)	$—	$90,966
During 2013, the Company transferred securities with a fair value of $95.4 million from available-for-sale to held to maturity. Management determined that it has both the positive intent and ability to hold these securities until maturity. The reclassified securities consisted of municipal and mortgage-backed securities and were transferred due to movements in interest rates. The securities were reclassified at fair value at the time of the transfer and represented a non-cash transaction. Accumulated other comprehensive income included pre-tax unrealized losses of $5.9 million on these securities at the date of the transfer. As of December 31, 2014, $5.2 million of pre-tax unrealized losses on these securities were included in accumulated other comprehensive income. These unrealized losses and offsetting other comprehensive income components are being amortized into net interest income over the remaining life of the related securities as a yield adjustment, resulting in no impact on future net income.

At December 31, 2014, the Company’s exposure to three investment security issuers individually exceeded 10% of shareholders’ equity (in thousands):

	Amortized Cost	Estimated Market Value
Federal National Mortgage Association (Fannie Mae)	$92,205	$90,366
Federal Home Loan Bank (FHLB)	74,442	73,623
Federal Home Loan Mortgage Corporation (Freddie Mac)	55,979	54,875
	$222,626	$218,864
As of December 31, 2014, the Company had 38 securities that were in a loss position. The unrealized losses for each of the 38 securities relate to market interest rate changes. The Company has considered the current market for the securities in a loss position, as well as the severity and duration of the impairments, and expects that the value will recover. As of December 31, 2014, management does not intend to sell these investments until the fair value exceeds amortized cost and it is more likely than not that the Company will not be required to sell debt securities before the anticipated recovery of the amortized cost basis of the security; thus, the impairment is determined not to be other-than-temporary.
As of December 31, 2013, the Company had 88 securities that were in a loss position. The unrealized losses for each of the 88 securities relate to market interest rate changes. The Company has considered the current market for the securities in a loss position, as well as the severity and duration of the impairments, and expects that the value will recover. As of December 31, 2013, management had both the intent and ability to hold these investments until the fair value exceeds amortized cost; thus, the impairment is determined not to be other-than-temporary. In addition, management does not believe the Company will be required to sell debt securities before the anticipated recovery of the amortized cost basis of the security.
The amortized cost and estimated market values by contractual maturity of investment securities as of December 31, 2014 and December 31, 2013 are shown in the following table (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2014			December 31, 2013
	Weighted Average Yield	Amortized Cost	Estimated Market Value	Weighted Average Yield	Amortized Cost	Estimated Market Value
Available for sale:
Due in one year or less	1.78%	$571	$573	1.39%	$12,340	$12,368
Due after one year through five years	2.64	51,037	51,916	2.58	64,790	65,038
Due after five years through ten years	2.02	176,631	172,012	2.12	180,362	168,243
Due after ten years	3.34	23,704	23,146	3.17	36,767	32,070
Total securities	2.27%	$251,943	$247,647	2.30%	$294,259	$277,719
Held to maturity:
Due in one year or less	3.88%	$2,045	$2,003	1.76%	$1,007	$1,007
Due after one year through five years	4.16	20,921	21,875	2.60	18,101	17,539
Due after five years through ten years	3.39	32,618	33,898	3.70	37,591	37,137
Due after ten years	3.30	33,492	33,180	3.41	38,205	35,283
Total securities	3.55%	$89,076	$90,956	3.35%	$94,904	$90,966
Securities with estimated market values of $279.1 million and $204.3 million at December 31, 2014 and December 31, 2013, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and long-term borrowings.
Proceeds from sales of available for sale securities for the years ended December 31, 2014, 2013, and 2012 were $41.7 million, $45.8 million, and $125.4 million, respectively. Gross gains of $0.8 million, $0.5 million, and $4.3 million were realized on these sales for the years ended December 31, 2014, 2013, and 2012, respectively. There were gross losses of $0.6 million and $0.2 for the years ended December 31, 2014 and 2013, respectively, and no gross losses were realized for the year ended December 31, 2012.

During 2014, the Company sold a municipal security that was classified as held to maturity. The proceeds from the sale were$2.7 million and the Company recorded a gross loss of $0.1 million which was realized on this sale. The Company made the decision to sell the municipal security due to the deteriorating credit worthiness of the issuer. The Company has the ability and intent to hold the remaining securities within the held to maturity portfolio to maturity.
Other Equity Securities
At December 31, 2014 and 2013, the Company included the following securities in other assets, at cost, in the accompanying consolidated balance sheets (in thousands):

	2014	2013
FHLB stock	$1,347	$1,099
First National Bankers Bankshares, Inc. (FNBB) stock	600	600
Other investments	5,233	4,853
Total equity securities	$7,180	$6,552
6. Loans
Major classifications of loans at December 31, 2014 and December 31, 2013 were as follows (in thousands):

	December 31, 2014	December 31, 2013
Commercial real estate loans:
Construction	$316,492	$203,369
Mortgage(1)	1,252,225	1,118,048
	1,568,717	1,321,417
Consumer real estate loans:
Construction	10,393	8,986
Mortgage	131,031	115,307
	141,424	124,293
Commercial and industrial loans	1,016,414	868,469
Loans to individuals, excluding real estate	18,316	16,345
Nonaccrual loans	21,228	16,396
Other loans	8,165	10,857
	2,774,264	2,357,777
Less allowance for loan losses	(42,336)	(32,143)
Loans, net	$2,731,928	$2,325,634

(1)	Included in commercial real estate loans, mortgage, are owner-occupied real estate loans, of $419.3 million at December 31, 2014 and $364.9 million at December 31, 2013.

A summary of changes in the allowance for loan losses during the years ended December 31, 2014, 2013, and 2012 is as follows (in thousands):

	2014	2013	2012
Balance, beginning of period	$32,143	$26,977	$18,122
Provision charged to operations	12,000	9,800	11,035
Charge-offs	(1,929)	(4,769)	(2,561)
Recoveries	122	135	381
Balance, end of period	$42,336	$32,143	$26,977
Deferred costs less deferred fees, net of amortization, related to loan origination were $13.8 million and $10.6 million as of December 31, 2014 and 2013, respectively. These amounts are included in the loan balances above.

In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans and reclassifies these overdrafts to loans in the accompanying consolidated balance sheets. At December 31, 2014 and 2013, overdrafts of $0.7 million and $0.8 million, respectively, had been reclassified to loans receivable.
Loans with carrying values of $847.0 million were pledged on a blanket lien to secure other borrowings at December 31, 2014. At December 31, 2013, loans with carrying values of $655.1 million on a blanket lien and $29.4 million which were held in custody were pledged to secure other borrowings.
The allowance for loan losses and recorded investment in loans, including loans acquired with deteriorated credit quality as of the dates indicated are as follows (in thousands):

	December 31, 2014
	Construction	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$2,790	$13,780	$2,656	$12,677	$240	$32,143
Charge-offs	(18)	(1,034)	(63)	(648)	(166)	(1,929)
Recoveries	30	—	—	71	21	122
Provision	1,228	2,219	723	7,714	116	12,000
Balance, end of period	$4,030	$14,965	$3,316	$19,814	$211	$42,336
Ending balances:
Individually evaluated for impairment	$—	$3,138	$—	$5,889	$1	$9,028
Collectively evaluated for impairment	$4,030	$11,827	$3,316	$13,925	$210	$33,308
Loans receivable:
Ending balance-total	$327,677	$1,264,371	$132,950	$1,030,629	$18,637	$2,774,264
Ending balances:
Individually evaluated for impairment	$927	$13,130	$2,085	$15,157	$259	$31,558
Collectively evaluated for impairment	$326,750	$1,251,241	$130,865	$1,015,472	$18,378	$2,742,706

	December 31, 2013
	Construction	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$2,004	$10,716	$2,450	$11,675	$132	$26,977
Charge-offs	(46)	(292)	—	(4,229)	(202)	(4,769)
Recoveries	—	19	30	68	18	135
Provision	832	3,337	176	5,163	292	9,800
Balance, end of period	$2,790	$13,780	$2,656	$12,677	$240	$32,143
Ending balances:
Individually evaluated for impairment	$42	$1,639	$183	$2,091	$—	$3,955
Collectively evaluated for impairment	$2,748	$12,141	$2,473	$10,586	$240	$28,188
Loans receivable:
Ending balance-total	$212,430	$1,128,181	$117,653	$883,111	$16,402	$2,357,777
Ending balances:
Individually evaluated for impairment	$309	$9,811	$2,990	$4,005	$—	$17,115
Collectively evaluated for impairment	$212,121	$1,118,370	$114,663	$879,106	$16,402	$2,340,662
Credit quality indicators on the Company’s loan portfolio, including loans acquired with deteriorated credit quality, as of the dates indicated were as follows (in thousands):

	December 31, 2014
	Pass and Pass/Watch	Special Mention	Substandard	Doubtful	Total
Construction	$313,987	$2	$13,688	$—	$327,677
Commercial real estate	1,215,673	1,613	47,085	—	1,264,371
Consumer real estate	128,507	60	4,383	—	132,950
Commercial and industrial	1,005,829	—	24,800	—	1,030,629
Consumer	18,247	7	383	—	18,637
Total loans	$2,682,243	$1,682	$90,339	$—	$2,774,264

	December 31, 2013
	Pass and Pass/Watch	Special Mention	Substandard	Doubtful	Total
Construction	$197,951	$4	$14,475	$—	$212,430
Commercial real estate	1,073,339	1,720	53,122	—	1,128,181
Consumer real estate	113,037	185	4,431	—	117,653
Commercial and industrial	873,547	17	9,547	—	883,111
Consumer	16,251	9	142	—	16,402
Total loans	$2,274,125	$1,935	$81,717	$—	$2,357,777
The table above includes $5.4 million in substandard loans and $1.6 million in special mention loans as of December 31, 2014, which are loans acquired with deteriorated credit quality and accounted for under ASC 310-30. As of December 31, 2013, included in the above table was $7.4 million of substandard loans and $1.6 million of special mention loans which are loans acquired with deteriorated credit quality and accounted for under ASC 310-30.
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

•	Doubtful loans have specific weaknesses that are severe enough to make collection or liquidation in full highly questionable and improbable.
Age analysis of past due loans, including loans acquired with deteriorated credit quality, as of the dates indicated were as follows (in thousands):

	December 31, 2014
	Greater Than 30 and Fewer Than 90 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
Construction	$97	$750	$847	$326,830	$327,677
Commercial real estate	2,497	9,545	12,042	1,252,329	1,264,371
Consumer real estate	1,623	1,255	2,878	130,072	132,950
Total real estate loans	4,217	11,550	15,767	1,709,231	1,724,998
Other loans:
Commercial and industrial	159	4,426	4,585	1,026,044	1,030,629
Consumer	564	322	886	17,751	18,637
Total other loans	723	4,748	5,471	1,043,795	1,049,266
Total loans	$4,940	$16,298	$21,238	$2,753,026	$2,774,264

	December 31, 2013
	Greater Than 30 and Fewer Than 90 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
Construction	$15	$75	$90	$212,340	$212,430
Commercial real estate	2,935	7,642	10,577	1,117,604	1,128,181
Consumer real estate	1,260	2,166	3,426	114,227	117,653
Total real estate loans	4,210	9,883	14,093	1,444,171	1,458,264
Other loans:
Commercial and industrial	3,076	1,281	4,357	878,754	883,111
Consumer	488	207	695	15,707	16,402
Total other loans	3,564	1,488	5,052	894,461	899,513
Total loans	$7,774	$11,371	$19,145	$2,338,632	$2,357,777
The table above includes $0.6 million of consumer loans past due greater than 30 and fewer than 90 days and $28 thousand of consumer loans 90 days and greater past due, as of December 31, 2014. These loans are cash secured and the Company has rights of offset against the guarantors’ deposit accounts when the loans are 120 days past due.
As of December 31, 2013, consumer loans past due greater than 30 and fewer than 90 days were $0.4 million and consumer loans 90 days and greater past due were $0.2 million. These loans are cash secured and the Company has rights of offset against the guarantors’ deposit accounts when the loans are 120 days past due.

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

	December 31, 2014
	Recorded Investment	Contractual Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction	$927	$927	$—	$464	$39
Commercial real estate	7,175	7,453	—	5,718	109
Consumer real estate	2,085	2,097	—	2,029	18
Commercial and industrial	436	498	—	768	22
Consumer	256	256	—	128	6
Total	$10,879	$11,231	$—	$9,107	$194
With an allowance recorded:
Construction	$—	$—	$—	$—	$—
Commercial real estate	5,955	6,235	3,138	5,753	79
Consumer real estate	—	—	—	509	—
Commercial and industrial	14,721	14,774	5,889	8,814	310
Consumer	3	3	1	2	—
Total	$20,679	$21,012	$9,028	$15,078	$389
Total impaired loans:
Construction	$927	$927	$—	$464	$39
Commercial real estate	13,130	13,688	3,138	11,471	188
Consumer real estate	2,085	2,097	—	2,538	18
Commercial and industrial	15,157	15,272	5,889	9,582	332
Consumer	259	259	1	130	6
Total	$31,558	$32,243	$9,028	$24,185	$583

	December 31, 2013
	Recorded Investment	Contractual Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction	$—	$—	$—	$24	$—
Commercial real estate	4,261	4,469	—	3,063	110
Consumer real estate	1,973	1,999	—	1,254	—
Commercial and industrial	1,099	1,116	—	977	40
Total	$7,333	$7,584	$—	$5,318	$150
With an allowance recorded:
Construction	$309	$309	$42	$530	$23
Commercial real estate	5,550	7,428	1,639	4,445	59
Consumer real estate	1,017	1,046	183	831	21
Commercial and industrial	2,906	2,941	2,091	8,093	10
Total	$9,782	$11,724	$3,955	$13,899	$113
Total impaired loans:
Construction	$309	$309	$42	$554	$23
Commercial real estate	9,811	11,897	1,639	7,508	169
Consumer real estate	2,990	3,045	183	2,085	21
Commercial and industrial	4,005	4,057	2,091	9,070	50
Total	$17,115	$19,308	$3,955	$19,217	$263
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
As of December 31, 2014, there were $28 thousand of cash secured tuition loans that were past due 90 days or more that were still accruing interest, and $0.2 million in cash secured tuition loans that were past due 90 days or more still accruing interest as of December 31, 2013.
A summary of information pertaining to nonaccrual loans as of the periods indicated is as follows (in thousands):

	2014	2013
Nonaccrual loans:
Construction	$792	$75
Commercial real estate	12,146	10,133
Consumer real estate	1,919	2,347
Commercial and industrial	6,051	3,784
Consumer	320	57
	$21,228	$16,396
As of December 31, 2014 and December 31, 2013, the average recorded investment in nonaccrual loans was $19.6 million and $17.9 million, respectively. The amount of interest income that would have been recognized on nonaccrual loans based on contractual terms was $1.0 million at December 31, 2014 and December 31, 2013. As of December 31, 2014, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired.

ASC 310-30 Loans
During 2011, the Company acquired certain loans from the Federal Deposit Insurance Corporation, as receiver for Central Progressive Bank, that are subject to ASC 310-30. ASC 310-30 provides recognition, measurement, and disclosure requirements for acquired loans that have evidence of deterioration of credit quality since origination for which it is probable, at acquisition, that the Company will be unable to collect all contractual amounts owed. The Company’s allowance for loan losses for all acquired loans subject to ASC 310-30 would reflect only those losses incurred after acquisition.
The following is a summary of changes in the accretable yields of acquired loans as of the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013
Balance, beginning of period	$170	$628
Acquisition	—	—
Net transfers from nonaccretable difference to accretable yield	815	45
Accretion	(871)	(503)
Balance, end of period	$114	$170
Information about the Company’s TDRs as of December 31, 2014 and December 31, 2013, is presented in the following tables (in thousands):

Year Ended December 31, 2014	Current	Greater Than 30 Days Past Due	Nonaccrual TDRs	Total TDRs
Real estate loans:
Construction	$233	$—	$—	$233
Commercial real estate	349	—	1,960	2,309
Consumer real estate	604	—	132	736
Total real estate loans	1,186	—	2,092	3,278
Other loans:
Commercial and industrial	385	—	—	385
Total loans	$1,571	$—	$2,092	$3,663

Year Ended December 31, 2013	Current	Greater Than 30 Days Past Due	Nonaccrual TDRs	Total TDRs
Real estate loans:
Construction	$309	$—	$—	$309
Commercial real estate	357	—	102	459
Consumer real estate	625	—	136	761
Total real estate loans	1,291	—	238	1,529
Other loans:
Commercial and industrial	337	—	—	337
Total loans	$1,628	$—	$238	$1,866
The following table provides information on how the TDRs were modified during the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013
Maturity and interest rate adjustment	$2,536	$925
Movement to or extension of interest rate-only payments	833	597
Other concessions(1)	294	344
Total	$3,663	$1,866

(1)	Other concessions include concessions or a combination of concessions, other than maturity extensions and interest rate adjustments.

A summary of information pertaining to modified terms of loans, as of the dates indicated, is as follows (in thousands):

	December 31, 2014
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled debt restructuring:
Construction	4	$233	$233
Commercial real estate	3	2,309	2,309
Consumer real estate	3	736	736
Commercial and industrial	2	385	385
	12	$3,663	$3,663

	December 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled debt restructuring:
Construction	2	$309	$309
Commercial real estate	3	459	459
Consumer real estate	3	761	761
Commercial and industrial	1	337	337
	9	$1,866	$1,866
None of the performing TDRs defaulted subsequent to the restructuring through the date the financial statements were available to be issued.
As of December 31, 2014 and 2013, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired or as a TDR.
7. Transfers and Servicing of Financial Assets
Loans serviced for others, consisting primarily of commercial loan participations sold, are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others were $28.1 million and $28.0 million at December 31, 2014 and 2013, respectively.
8. Premises and Equipment
Premises and equipment consisted of the following at December 31 (in thousands):

	2014	2013
Buildings and leasehold improvements	$38,569	$35,765
Land	10,401	10,399
Furniture, fixtures, and equipment	15,462	13,773
Construction in progress	1,663	1,542
Total premises and equipment	66,095	61,479
Less accumulated depreciation and amortization	13,214	10,305
Total premises and equipment, net	$52,881	$51,174
The Company recorded depreciation of $3.0 million for the year ended December 31, 2014 and $2.7 million for each of the years ended December 31, 2013 and 2012.

9. Other Real Estate Owned
At December 31, 2014 and 2013, the Company had other real estate owned of $5.5 million and $3.7 million, respectively, from real estate acquired by foreclosure.
10. Goodwill and Other Acquired Intangible Assets
Changes to the carrying amount of goodwill for the years ended December 31, 2014 and 2013 are provided in the following table (in thousands):

Balance at December 31, 2012	$4,808
Goodwill acquired during the year	—
Balance at December 31, 2013	4,808
Goodwill acquired during the year	—
Balance at December 31, 2014	$4,808
The Company performs an annual impairment test of goodwill as of October 1, or more often if indicators or conditions are present which require an assessment. The results of this test did not indicate impairment of the Company’s recorded goodwill.
Intangible assets subject to amortization
Definite-lived intangible assets had the following carrying values as of December 31 (in thousands):

	2014			2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$4,400	$1,485	$2,915	$4,400	$883	$3,517
Total definite-lived intangible assets	$4,400	$1,485	$2,915	$4,400	$883	$3,517
The Company’s core deposit intangibles are being amortized over the estimated useful life of 12 years. The Company’s annual amortization expense totaled $0.6 million for the year ended December 31, 2014 and $0.2 million for each of the years ended December 31, 2013, and 2012, respectively.
The estimated aggregate amortization expense for the core deposit intangible asset is as follows as of December 31, 2014 (in thousands):

2015-2019	$367
2020 and thereafter	1,080
11. Investments in Real Estate Properties
FNBC CDC purchases various affordable residential real estate properties in the New Orleans area for the purpose of making improvements to these properties and renting or selling the properties. The Company’s cost basis (including the cost of improvements) in these residential real estate properties totaled $12.8 million and $10.1 million at December 31, 2014 and 2013, respectively. During the years ended December 31, 2014, 2013, and 2012, the Company capitalized costs of $2.6 million, $5.0 million, and $0.9 million, respectively.
12. Investments in Tax Credit Entities
Federal NMTC
Investment in Bank Owned CDE
The Federal NMTC program is administered by the Community Development Financial Institutions Fund of the U.S. Treasury and is aimed at stimulating economic and community development and job creation in low-income communities. The program provides federal tax credits to investors who make qualified equity investments (QEIs) in a Community Development Entity. The CDE is required to invest the proceeds of each QEI in projects located in or benefiting low-income communities, which are generally defined as those census tracts with poverty rates greater than 20% and/or median family incomes that are less than or equal to 80% of the area median family income. FNBC CDE has received allocations of Federal NMTC, totaling $118.0 million over a three year period beginning in 2011. These allocations generated $46.0 million in tax credits. During June 2014, the Company was notified that FNBC CDE had not been awarded an allocation of Federal NMTC from its 2013 application.
The credit provided to the investor totals 39% of each QEI in a CDE and is claimed over a seven-year credit allowance period. In each of the first three years, the investor receives a credit equal to 5% of the total amount invested in the project. For each of the remaining four years, the investor receives a credit equal to 6% of the total amount invested in the project. The Company is eligible to receive up to $46.0 million in tax credits over the seven-year credit allowance period, beginning with the period in which the QEI was made, for its QEI of $118.0 million. Through December 31, 2014, FNBC CDE has invested in allocations of $118.0 million, of which $40.0 million of the awards was invested by the Company and $78.0 million was invested by other investors and leverage lenders, which include the Company. Of the $78.0 million invested by other investors and leverage lenders, $17.5 million was invested by the Company as the leverage lender. The Company's investment is eliminated upon consolidation. The Federal NMTC claimed by the Company, with respect to each QEI, remain subject to recapture over each QEI’s credit allowance period upon the occurrence of any of the following:

•	FNBC CDE does not invest substantially all (defined as a minimum of 85%) of the QEI proceeds in qualified low-income community investments;

•	FNBC CDE ceases to be a CDE; or

•	FNBC CDE redeems its QEI investment prior to the end of the current credit allowance period.
At December 31, 2014 and December 31, 2013, none of the above recapture events had occurred, nor, in the opinion of management, are such events anticipated to occur in the foreseeable future. As of December 31, 2014, FNBC CDE had total assets of $129.8 million, consisting of cash of $4.8 million, loans of $112.3 million and other assets of $12.7 million, with liabilities of $0.4 million and capital of $129.4 million.
Investments in Non-Bank Owned CDEs
The Company is also a limited partner in several tax-advantaged limited partnerships and a shareholder in several C corporations whose purpose is to invest in approved Federal NMTC projects through CDEs that are not associated with FNBC CDE. During 2014 and 2013, several of these partnerships that the company was a limited partner in converted to a C corporation. The Company’s ownership in the CDEs did not change based on the conversion. These investments are accounted for using the cost method of accounting and are included in investment in tax credit entities in the accompanying consolidated balance sheets. The limited partnerships and C corporations are considered VIEs. The VIEs have not been consolidated because the Company is not considered the primary beneficiary. All of the Company’s investments in Federal NMTC structures are privately held, and their market values are not readily determinable. Based on the structure of these transactions, the Company expects to recover its investment solely through use of the tax credits that were generated by the investments. As such, the investment in these entities will be amortized on a straight-line basis over the period over which the Company holds its investment (approximately seven years).
Low-Income Housing Tax Credits
The Company is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved Low-Income Housing tax credit projects. These investments are accounted for using the cost method of accounting and are included in investments in tax credit entities in the accompanying consolidated balance sheets. The limited partnerships are considered to be VIEs. The VIEs have not been consolidated because the Company is not considered the primary beneficiary. All of the Company’s investments in low-income housing partnerships are evaluated for impairment at the end of each reporting period. Based on the structure of these transactions, the Company expects to recover its remaining investments at December 31, 2014 solely through use of the tax credits that were generated by the investments. As such, the investment in these partnerships will be amortized on a straight-line basis over the period for which the Company maintains its ownership interest in the property (approximately 15 years).
Federal Historic Rehabilitation Tax Credits
The Company is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved Federal Historic Rehabilitation tax credit projects. These investments are accounted for using the cost method of accounting and are included in investments in tax credit entities in the accompanying consolidated balance sheets. The limited partnerships are considered to be VIEs. The VIEs have not been consolidated because the Company is not considered the primary beneficiary. All of the Company’s investments in limited partnerships are evaluated for impairment at the end of each reporting period. Based on the structure of these transactions, the Company expects to recover its remaining investments in Federal Historic Rehabilitation Tax Credits at December 31, 2014 solely through use of the tax credits that were generated by the investments. As such, these amounts will be amortized on a straight-line basis over the period during which the Company retains its ownership interest in the tax credit entity (approximately 10 years).
State NMTC
Investments in Non-Bank Owned CDEs
The Company is a limited partner in several tax-advantaged limited partnerships that are CDEs, whose purpose is to invest in approved state projects that are not associated with FNBC CDE. Based on the structure of these transactions, the Company expects to recover its remaining investments at December 31, 2014 in State NMTC through the transfer of its ownership interest to third party investors.
The tables below set forth the Company's investment in Federal NMTC, State NMTC, Federal Low-Income Housing, Federal Historic Rehabilitation, and State Historic Rehabilitation tax credits, along with the credits expected to be generated through its participation in these programs as of December 31, 2014 and December 31, 2013 (in thousands):

	December 31, 2014
	Investment	Accumulated Amortization	Loans to Investment Funds(1)	Elimination	Net Investment	Tax Benefits Recognized Through December 31, 2013	Tax Benefits Recognized in 2014	Tax Benefits to be Recognized in 2015, and Thereafter	Total Tax Benefits Expected to be Recognized
NMTC:
Federal:
Non-Bank Owned CDEs	$162,192	$(15,852)	$(120,540)	$—	$25,800	$27,213	$9,367	$25,945	$62,525
Bank Owned CDEs(2)	118,000	—	—	(118,000)	—	10,375	6,115	29,530	46,020
Bank Owned CDE Equity Investment(3)	5,700	—	—	—	5,700	—	—	—	—
Total Bank Owned CDEs	123,700	—	—	(118,000)	5,700	10,375	6,115	29,530	46,020
State	28,227	—	—	—	28,227	—	—	—	—
Total NMTC	314,119	(15,852)	(120,540)	(118,000)	59,727	37,588	15,482	55,475	108,545

Low-Income Housing	43,733	(7,264)	—	—	36,469	9,546	3,642	42,109	55,297

Historic Rehabilitation:
Federal(4)	41,794	(3,412)	—	—	38,382	17,823	19,321	37,295	74,439
State	6,335	—	—	—	6,335	—	—	—	—
Total Historic Rehabilitation	48,129	(3,412)	—	—	44,717	17,823	19,321	37,295	74,439
Total	$405,981	$(26,528)	$(120,540)	$(118,000)	$140,913	$64,957	$38,445	$134,879	$238,281
(1) Interest only loan made to the investment fund during the compliance period for Federal NMTC.
(2) Through December 31, 2014, FNBC CDE received allocations of Federal NMTC from the CDFI Fund of the U.S. Treasury totaling $118.0 million over a three year period beginning in 2011. These investments are eliminated upon consolidation by the Company.
(3) The Company made an equity investment of $5.7 million in various Federal NMTC projects. This investment generated Federal NMTC. For its equity investment, the Company is a limited partner and will have the right to share in the activity of the Partnership.
(4) As of December 31, 2014, the Company had $12.6 million invested in Federal Historic Rehabilitation Tax Credit projects which the Company expects to generate Federal Historic Rehabilitation Tax Credits in 2015 and 2016 when the projects are completed, receive the certificates of occupancy, and the property is placed in service. The amount of tax credits to be received will be determined when the costs are certified.

	December 31, 2013
	Investment	Accumulated Amortization	Loans to Investment Funds(1)	Elimination	Net Investment	Tax Benefits Recognized Through December 31, 2012	Tax Benefits Recognized in 2013	Tax Benefits to be Recognized in 2014, and Thereafter	Total Tax Benefits Expected to be Recognized
NMTC:
Federal:
Non-Bank Owned CDEs	$155,412	$(9,328)	$(115,590)	$—	$30,494	$18,889	$8,324	$33,362	$60,575
Bank Owned CDEs(2)	118,000	—	—	(118,000)	—	4,475	5,900	35,645	46,020
Bank Owned CDE Equity Investment(3)	5,700	—	—	—	5,700	—	—	—	—
Total Bank Owned CDEs	123,700	—	—	(118,000)	5,700	4,475	5,900	35,645	46,020
State	24,000	—	—	—	24,000	—	—	—	—
Total NMTC	303,112	(9,328)	(115,590)	(118,000)	60,194	23,364	14,224	69,007	106,595

Low-Income Housing	45,072	(5,078)	—	—	39,994	5,846	3,700	47,438	56,984

Historic Rehabilitation:
Federal	13,870	(1,586)	—	—	12,284	7,326	10,497	—	17,823
State	5,212	—	—	—	5,212	—	—	—	—
Total Historic Rehabilitation	19,082	(1,586)	—	—	17,496	7,326	10,497	—	17,823
Total	$367,266	$(15,992)	$(115,590)	$(118,000)	$117,684	$36,536	$28,421	$116,445	$181,402
(1) Interest only loan made to the investment fund during the compliance period for Federal NMTC.
(2) Through December 31, 2013, FNBC CDE received allocations of Federal NMTC from the CDFI Fund of the U.S. Treasury totaling $118.0 million over a three year period beginning in 2011. These investments are eliminated upon consolidation by the Company.
(3) The Company made an equity investment of $5.7 million in various Federal NMTC projects. This investment generated Federal NMTC. For its equity investment, the Company is a limited partner and will have the right to share in the activity of the Partnership.

The amortization of tax credit investments for the years ended December 31, 2014, 2013, and 2012 were as follows (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Federal NMTC	$10,048	$5,923	$3,094
Low-Income Housing	2,186	1,900	1,287
Federal Historic Rehabilitation	1,825	816	427
Total amortization	$14,059	$8,639	$4,808

The amount of basis reduction recorded related to the Company's investment in tax credit entities for the years ended December 31, 2014, 2013, and 2012 were as follows (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Federal NMTC	$1,401	$2,019	$2,416
Federal Historic Rehabilitation	246	—	350
Total basis reduction	$1,647	$2,019	$2,766
The Company also made loans to the tax credit related projects. The proceeds from these loans can be utilized for the generation and use of tax credits on the related real estate project or as funding for the tax credit real estate project itself. These loans are subject to the Company's normal underwriting criteria and all loans were performing according to their contractual terms at December 31, 2014. These loans were classified in the Company's loan portfolio at December 31, 2014 and December 31, 2013 as follows (in thousands):

	December 31, 2014	December 31, 2013
Construction	$80,741	$10,686
Commercial real estate	67,520	49,017
Commercial and industrial	117,191	105,944
Total loans	$265,452	$165,647
13. Variable Interest Entities
During 2013, the Company entered into a loan workout arrangement with a borrower. The result of this workout arrangement is considered to be a VIE, whereby the Company is considered the primary beneficiary and must consolidate the VIE. The initial recognition of this VIE relationship was accounted for using acquisition accounting. Under acquisition accounting, the assets and liabilities acquired are accounted for at market and intercompany balances are eliminated. The asset acquired from the debtor, which consisted of a net operating loss, is included in the accompanying consolidated balance sheets.
14. Deposits
Interest-bearing deposits at December 31, 2014 and 2013 consisted of the following (in thousands):

	2014	2013
Savings deposits	$49,634	$53,779
Money market accounts	1,055,505	655,173
Negotiable order of withdrawal (NOW) accounts	476,825	511,620
Certificates of deposit over $250,000	284,262	280,354
Certificates of deposit under $250,000	890,090	938,801
Total Deposits	$2,756,316	$2,439,727
The certificates of deposit mature as follows as of December 31, 2014 (in thousands):

2015	$632,111
2016	257,606
2017	127,775
2018	110,874
2019	45,986
Total certificates of deposit	$1,174,352

15. Short-Term Borrowings
The following is a summary of short-term borrowings at December 31 (in thousands):

	2014	2013
FNBB	$—	$8,425
Total short-term borrowings	$—	$8,425
There were no short-term borrowings as of December 31, 2014. The short-term borrowings at December 31, 2013 consisted of federal funds purchased with a maturity of 1 day and an interest rate of 0.95%. These borrowings were repaid in January 2014.
The following is a summary of unused lines of credit at December 31 (in thousands):

	2014	2013
FNBB	$30,000	$30,000
JPMorgan Chase	30,000	30,000
FHLB	563,213	432,181
PNC Bank	15,000	15,000
Comerica	10,000	10,000
Total unused lines of credit	$648,213	$517,181
The FHLB line of credit at December 31, 2014 was subject to a blanket pledge of $847.0 million of real estate loans. The FHLB line of credit at December 31, 2013 was subject to a blanket pledge of $655.1 million of real estate loans and a custody pledge of $29.4 million of real estate loans.
16. Long-Term Borrowings
The following is a summary of long-term borrowings at December 31 (in thousands):

	2014	2013
FNBB	$—	$110
Credit Suisse Securities (USA) LLC	40,000	55,000
Total long-term borrowings	$40,000	$55,110
Long-term borrowings as of December 31, 2014 consisted of a borrowing by the Company from Credit Suisse which is in the legal form of a long-term repurchase agreement. During 2014, the $40.0 million borrowing was refinanced and its maturity extended. The $40.0 million borrowing matures on April 1, 2019, and bears interest at a floating rate equal to three-month USD LIBOR plus 1.35%, and was 1.59% at December 31, 2014. The borrowing at December 31, 2013 bears interest at a floating rate equal to 2.83% minus the greater of three-month USD LIBOR less 2.00% or 0%. The interest rate was 2.83% at December 31, 2013. This borrowing is subject to a pledge of mortgage-backed securities with a market value of $61.1 million and $65.9 million at December 31, 2014 and 2013, respectively. During 2014, the $15.0 million borrowing from Credit Suisse matured.
During 2014, the long-term borrowings from FNBB were paid.
Principal payments by year on these borrowings are as follows (in thousands):

2019	$40,000
Total long-term borrowings	$40,000
17. Repurchase Agreements
Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature one day after the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The carrying value of the securities pledged as collateral for the repurchase agreements was $132.7 million and $92.7 million at December 31, 2014 and 2013, respectively.

18. Derivative - Interest Rate Swap Agreements
Interest Rate Swaps. During 2014, the Company entered into three delayed interest rate swaps with Counterparty C to manage exposure to future interest rate risk, given the changes in forecasted interest rates, through modification of the Company’s net interest sensitivity to levels deemed to be appropriate. The Company entered into this interest rate swap agreement to convert a portion of its forecasted variable-rate debt to a fixed rate, which is a cash flow hedge of a forecasted transaction. The notional amounts of each of the three derivative contracts are $55.0 million for a total notional amount of $165.0 million. The Company will receive payments from the counterparty at three-month LIBOR and make payments to the counterparty at fixed rates of 2.652%, 2.753%, and 2.793%, respectively, on the $55.0 million notional amounts of each derivative contract. The cash flow payments on the derivatives begin January 2018 and terminate October 2023 for the 2.652% interest rate swap, begin January 2019 and terminate October 2024 for the 2.753% interest rate swap, and begin July 2019 and terminate April 2025 for the 2.793% interest rate swap.
The Company entered into an interest rate swap agreement in 2012 with Counterparty A to convert a portion of its forecasted variable-rate debt to a fixed rate, which was a cash flow hedge of a forecasted transaction. The total notional amount of the derivative contract was $115.0 million. The Company was to receive payments from the counterparty at three-month LIBOR and make payments to the counterparty at a fixed rate on 2.88% on the notional amount.
In December 2014, the company terminated the cash flow hedge with Counterparty A as internal forecasts for future interest rates changed since this transaction was initiated. The termination of the cash flow hedge resulted in a loss of $8.0 million which has been reflected in the Company’s operating cash flows and included within accumulated other comprehensive income (loss), net of tax. This loss has not been included in net income as of December 31, 2014 as the Company entered into a new delayed interest rate swap with substantially similar terms (see transaction above with Counterparty C) at the time of termination. The loss will be reclassified from accumulated other comprehensive income (loss) to net income as interest expense as it is amortized over a multi-year period consistent with the original maturity dates of the hedge which began in January 2015 and terminate in January 2022.
The Company entered into a delayed interest rate swap with Counterparty B in 2013, to manage exposure against the variability in the expected future cash flows attributed to changes in the benchmark interest rate on a portion of its variable-rate debt. The Company entered into this interest rate swap agreement to convert a portion of its variable-rate debt to a fixed rate, which is a cash flow hedge of a forecasted transaction. The total notional amount of the derivative contract is $150.0 million. The Company will receive payments from the counterparty at three-month LIBOR and make payments to the counterparty at a fixed rate of 4.165% on the notional amount. The cash flow payments on the derivative begin December 2016 and terminate September 2023.
Interest Rate-Prime Swaps. During 2013, the Company entered into four interest rate swaps with Counterparty B to manage exposure against the variability in the expected future cash flows on the designated Prime, Prime plus 1%, Prime plus 1% floored at 5% and Prime plus 1% floored at 5.5% pools of its floating rate loan portfolio (the Prime Hedges). The Company entered into the interest rate swap agreements to hedge the cash flows from these pools of its floating rate loan portfolio, which is expected to offset the variability in the expected future cash flows attributable to the fluctuations in the daily weighted average Wall Street Journal Prime index, which is a cash flow hedge of a forecasted transaction. The notional amount of the contracts are Prime tranche of $30.0 million, Prime plus 1% tranche of $40.0 million, Prime plus 1% floored at 5% tranche of $100.0 million, and Prime plus 1% floored at 5.5% tranche of $80.0 million for a total notional amount of $250.0 million. The Company will receive payments from the counterparty at a fixed rate of interest and pay the counterparty at the Prime rate associated with each tranche on its notional amount. The Prime tranche will receive payments at a fixed rate of 4.70% and pay the counterparty at Prime on the notional amount. The Prime plus 1% tranche will receive payments at a fixed rate of 5.70% and pay the counterparty at Prime plus 1% on the notional amount. The Prime plus 1% floored at 5% tranche will receive payments at a fixed rate of 6.01% and pay the counterparty at Prime plus 1%, floored at 5% on the notional amount. The Prime plus 1% floored at 5.5% tranche will receive payments at a fixed rate of 6.26% and pay the counterparty at Prime plus 1% floored at 5.5% on the notional amount. The cash flow payments on the derivatives began September 2013 and terminate September 2019.

Information pertaining to outstanding derivative instruments is as follows (in thousands):

		Derivative Assets Fair Value			Derivative Liabilities Fair Value
	Balance Sheet Location	December 31, 2014	December 31, 2013	Balance Sheet Location	December 31, 2014	December 31, 2013
Derivatives designated as hedging instruments under ASC Topic 815:
Interest rate swaps - Counterparty A(1)	Other Assets	$—	$1,157	Other Liabilities	$—	$—
Interest rate swaps - Counterparty B	Other Assets	—	—	Other Liabilities	15,995	2,046
Interest rate-prime swaps - Counterparty B	Other Assets	3,042	—	Other Liabilities	—	2,271
Interest rate swaps - Counterparty C	Other Assets	37	—	Other Liabilities	—	—
		$3,079	$1,157		$15,995	$4,317

(1)	Hedge was terminated during 2014.

The Company entered into a master netting arrangement with Counterparty B whereby the delayed interest rate swap and Prime Hedges would be settled net. Net fair values of the Counterparty B delayed interest rate swap and Prime Hedges as of December 31, 2014 and 2013 are as follows (in thousands):

	December 31, 2014
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
		Derivatives	Collateral	Net
Derivatives subject to master netting arrangements:
Derivative assets:
Interest rate swaps	$—	$—	$—	$—
Interest rate-prime swaps	3,042	—	—	3,042
	$3,042	$—	$—	$3,042

Derivative liabilities:
Interest rate swaps	$15,995	$—	$—	$15,995
Interest rate-prime swaps	—	—	—	—
	$15,995	—	—	$15,995

Net derivative liability	$12,953	$—	$—	$12,953

	December 31, 2013
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
		Derivatives	Collateral	Net
Derivatives subject to master netting arrangements:
Derivative assets:
Interest rate swaps	$—	$—	$—	$—
Interest rate-prime swaps	—	—	—	—
	$—	$—	$—	$—

Derivative liabilities:
Interest rate swaps	$2,046	$—	$—	$2,046
Interest rate-prime swaps	2,271	—	—	2,271
	$4,317	—	—	$4,317

Net derivative liability	$4,317	$—	$—	$4,317
Pursuant to the interest rate swap agreements described above with Counterparty B, the Company pledged collateral in the form of investment securities totaling $13.8 million (with a fair value at December 31, 2014 of $14.2 million), which has been presented gross in the Company’s balance sheet. There was no collateral posted from the counterparties to the Company as of December 31, 2014 and 2013.
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

For the years ended December 31, 2014 and 2013, the Company did not reclassify into earnings any gain or loss as a result of the discontinuance of cash flow hedges because it was probable the original forecasted transaction would not occur by the end of the originally specified term. The Company anticipates to reclassify $1.1 million from accumulated other comprehensive income (loss) into interest expense over the next 12 months related to the amortization of the loss incurred on the cash flow hedge terminated in December 2014. The total $8.0 million loss will be reclassified from accumulated other comprehensive income (loss) into interest expense as it is amortized by the effective yield method over a multi-year period consistent with the original maturity dates of the hedge which began in January 2015 and will terminate in January 2022.
As of December 31, 2014 and 2013, no amounts of gains or losses were reclassified from accumulated comprehensive income (loss), nor have any amounts of gains or losses been recognized due to ineffectiveness of a portion of the derivatives. At December 31, 2014, no amount of the derivatives will mature within the next 12 months. The Company does not expect to reclassify any amount from accumulated other comprehensive income (loss) into interest income over the next 12 months for derivatives that will be settled.

At December 31, 2014 and 2013, and for the years then ended, information pertaining to the effect of the hedging instruments on the consolidated financial statements is as follows (in thousands):

	Amount of Gain (Loss) Recognized in OCI, net of taxes (Effective Portion)
	As of December 31,
Derivatives in ASC Topic 815 Cash Flow Hedging Relationships:	2014	2013
Interest rate swap with Counterparty A(1)	$(5,946)	$5,207
Interest rate swap and prime swaps with Counterparty B	(5,614)	(2,806)
Interest rate swap with Counterparty C	24	—
Total	$(11,536)	$2,401

(1)	Hedge was terminated during 2014.

19. Income Taxes
The income tax benefit on the income from operations for the years ended December 31, 2014, 2013, and 2012 was as follows (in thousands):

	2014	2013	2012
Current tax expense	$3,436	$186	$—
Deferred tax benefit	(30,412)	(19,937)	(7,565)
Total tax benefit	$(26,976)	$(19,751)	$(7,565)
The amount of taxes in the accompanying consolidated statements of income differs from the expected amount using the statutory federal income tax rates primarily due to the effect of various tax credits. An analysis of those differences for the years ended December 31, 2014, 2013, and 2012 are presented below (in thousands):

	Year Ended December 31,
	2014	2013	2012
Federal tax expense at statutory rates	$10,015	$7,406	$7,481
Tax credits(1)	(38,445)	(28,421)	(17,100)
Tax credit-basis reduction	1,647	2,019	2,767
Other tax credits	(617)	—	—
Tax-exempt income	(87)	(1,070)	(918)
Disallowed interest expense	98	117	99
Other	413	198	106
Income tax benefit	$(26,976)	$(19,751)	$(7,565)

(1)
As discussed in Note 12, the Company earns Federal NMTC, Federal Historic Rehabilitation, and Low-Income Housing tax credits, which reduce the Company’s federal income tax liability or creates a carryforward as applicable.

The components of the Company’s deferred tax assets and liabilities as of December 31 are presented below (in thousands):

	Year Ended December 31,
	2014	2013
Deferred tax assets:
Loan loss reserve	$14,817	$11,250
Tax credit carryforwards	94,490	65,216
NOL carryforward	7,271	7,317
Stock-based compensation	824	684
Deferred compensation	91	91
Securities available for sale	10,615	8,880
Other real estate	263	250
Basis difference in assumed liabilities	140	338
Other	621	373
Total deferred tax assets	129,132	94,399
Deferred tax liabilities:
Fixed assets	7,190	6,546
Deferred loan costs	6,296	5,157
Amortizable costs	1,388	1,477
State tax credits	1,614	1,155
Investments in tax credit entities	28,625	28,097
Other	558	776
Total deferred tax liabilities	45,671	43,208
Net deferred tax assets	$83,461	$51,191
In the opinion of management, no valuation allowance was required for the net deferred tax assets at December 31, 2014 as the amounts will more likely than not be realized as reductions of future taxable income.
As of December 31, 2014, the Company’s net operating loss (NOL) carryforwards were $20.8 million with an expiration date of December 2035.
As of December 31, 2014, the Company’s tax credit carryforwards were $94.5 million with expiration dates beginning December 2030 through December 2034.
The Company recognized $15.5 million, $14.2 million, and $11.4 million in Federal NMTC in its consolidated income tax provision for the years ended December 31, 2014, 2013, and 2012, respectively. The Company recognized $3.6 million, $3.7 million, and $2.5 million in Low-Income Housing Tax Credits in its consolidated income tax provision for the years ended December 31, 2014, 2013, and 2012, respectively. The Company recognized $19.3 million, $10.5 million, and $3.2 million in Federal Historic Rehabilitation Tax Credits in its consolidated income tax provision for the years ended December 31, 2014, 2013, and 2012, respectively.
20. Shareholders’ Equity
Senior Preferred Stock
The Company sold approximately $20.6 million of convertible perpetual preferred stock Series C in 2011. There were no shares of the Company's convertible perpetual preferred stock Series C shares that were converted during 2014. During 2013, the holder of the convertible perpetual preferred stock Series C converted 551,858 shares into shares of the Company’s $1 par common stock. The assumed conversion of the convertible perpetual preferred stock Series C shares outstanding is excluded in the calculation of the Company's diluted earnings per share due to the fact that the shares are contingently issuable and the contingency still existed as of December 31, 2014 and 2013.
At December 31, 2014, the Series C preferred stock had an aggregate liquidation preference of approximately $4.5 million and qualified as Tier 1 regulatory capital. Each share of Series C preferred stock is convertible at the option of the holder, except in certain circumstances when regulatory approval is necessary, into one share of common stock. The Series C preferred stock ranks pari passu with the common stock with respect to the payment of dividends. The contingency on the Series C preferred stock was in effect at December 31, 2014 and 2013.

The Company sold approximately $37.9 million of senior noncumulative perpetual preferred stock, Series D in 2011 to the Treasury, pursuant to the Small Business Lending Fund program. At December 31, 2014, the Series D preferred stock had an aggregate liquidation preference of approximately $37.9 million and qualified as Tier 1 regulatory capital.
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

Dividend Period
Beginning	Ending	Annualized Dividend Rate
January 1, 2012	March 31, 2012	1.000%
April 1, 2012	June 30, 2012	1.000%
July 1, 2012	December 31, 2013	1.000% to 5.000%
January 1, 2014	February 3, 2016	1.000% to 7.000%
February 4, 2016	Redemption	9.000%
As long as shares of Series D preferred stock remain outstanding, the Company may not pay dividends to common shareholders (nor may the Company repurchase or redeem any shares of common stock) during any quarter in which the Company fails to declare and pay dividends on the Series D preferred stock and for the next three quarters following such failure. In addition, under the terms of the Series D preferred stock, the Company may only declare and pay dividends on common stock (or repurchase shares of common stock) if, after payment of such dividend, the dollar amount of Tier 1 capital would be at least 90% of Tier 1 capital as of August 4, 2011, excluding charge-offs and redemptions of the Series D preferred stock (Tier 1 dividend threshold). Beginning January 1, 2014, the Tier 1 dividend threshold is subject to a reduction based upon the extent by which, if at all, the QSBL at September 30, 2013, has increased over the Baseline. The Company was notified in 2013 that its dividend rate would be 1% from January 1, 2014 until February 3, 2016 because the Company satisfied the lending baseline at September 30, 2013.
The Company may redeem the Series D preferred stock at any time at the Company’s option, at a redemption price of 100% of the liquidation amount plus accrued but unpaid dividends, subject to the approval of the Company’s primary federal regulatory agency.
21. Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income (loss) and changes in those components are presented in the following table (in thousands):

	Cash Flow Hedges (1)	Terminated Cash Flow Hedge (2)	Transfers of Available for Sale Securities to Held to Maturity	Available for Sale Securities	Total
Balance at January 1, 2014	$(2,054)	$—	$(3,710)	$(10,751)	$(16,515)
Other comprehensive income before income taxes:
Net change in unrealized gain (loss)	(9,757)	(7,990)	—	12,379	(5,368)
Reclassification of net gains realized and included in earnings	—	—	—	(135)	(135)
Amortization of unrealized net gain	—	—	547	—	547
Income tax expense (benefit)	(3,415)	(2,796)	191	4,286	(1,734)
Balance at December 31, 2014	$(8,396)	$(5,194)	$(3,354)	$(2,793)	$(19,737)

	Cash Flow Hedges (1)	Terminated Cash Flow Hedge (2)	Transfers of Available for Sale Securities to Held to Maturity	Available for Sale Securities	Total
Balance at January 1, 2013	$(4,455)	$—	$—	$1,529	$(2,926)
Other comprehensive income before income taxes:
Net change in unrealized gain (loss)	3,694	—	(5,919)	(18,576)	(20,801)
Reclassification of net gains realized and included in earnings	—	—	—	(316)	(316)
Amortization of unrealized net gain	—	—	211	—	211
Income tax expense (benefit)	1,293	—	(1,998)	(6,612)	(7,317)
Balance at December 31, 2013	$(2,054)	$—	$(3,710)	$(10,751)	$(16,515)

Balance at January 1, 2012	$—	$—	$—	$1,795	$1,795
Other comprehensive income before income taxes:
Net change in unrealized gain (loss)	(6,854)	—	—	3,956	(2,898)
Reclassification of net gains realized and included in earnings	—	—	—	(4,324)	(4,324)
Income tax benefit	(2,399)	—	—	(102)	(2,501)
Balance at December 31, 2012	$(4,455)	$—	$—	$1,529	$(2,926)
(1) Balances in the Cash Flow Hedge column represent the net operating changes in all of the Company's cash flow hedge relationships as of the dates above.
(2) Balances in the Terminated Cash Flow Hedge column represent the net unrealized loss at termination of a certain cash flow hedge relationship. See Note 18 for further explanation on the terminated cash flow hedge.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and ratios of Tier 1 capital to average assets. Management believes, as of December 31, 2014 and 2013, that the Company and the Bank met all capital adequacy requirements to which they are subject.
As of December 31, 2014, the Bank was in compliance with all regulatory requirements and the Bank was classified as “well capitalized” for purposes of the Federal Deposit Insurance Corporation's prompt corrective action requirements. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed that categorization.

The following tables present the actual capital amounts and regulatory capital ratios for the Company and the Bank as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 leverage capital:
First NBC Bank Holding Company	$387,224	10.66%	$145,320	4.00%	NA	NA
First NBC Bank	361,078	9.95%	145,130	4.00%	$181,412	5.00%
Tier 1 risk-based capital:
First NBC Bank Holding Company	$387,224	11.59%	133,644	4.00%	NA	NA
First NBC Bank	361,078	10.82%	133,528	4.00%	$200,292	6.00%
Total risk-based capital:
First NBC Bank Holding Company	$428,962	12.84%	267,289	8.00%	NA	NA
First NBC Bank	402,816	12.07%	267,056	8.00%	$333,820	10.00%

	December 31, 2013
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 leverage capital:
First NBC Bank Holding Company	$375,355	11.76%	$127,625	4.00%	NA	NA
First NBC Bank	349,104	10.96%	127,435	4.00%	$159,294	5.00%
Tier 1 risk-based capital:
First NBC Bank Holding Company	$375,355	13.26%	113,254	4.00%	NA	NA
First NBC Bank	349,104	12.34%	113,170	4.00%	$169,755	6.00%
Total risk-based capital:
First NBC Bank Holding Company	$407,648	14.40%	226,508	8.00%	NA	NA
First NBC Bank	381,396	13.48%	226,340	8.00%	$282,924	10.00%
23. Warrants
In connection with the financing of the start-up activities of the Company, the organizing shareholders of the Company received warrants for 162,500 shares of common stock with an exercise price of $10 per share. The warrants are exercisable immediately and have an expiration date of 10 years. No charge was made to income in connection with the warrants. During 2014, there were no shares of the organizing shareholders of the Company’s warrants exercised. As of December 31, 2014, a total of 125,000 organizer warrants remained outstanding. In connection with the acquisition of Dryades Bancorp, Inc. in 2010, the Company issued 87,509 warrants at $19.50 per share, there were no shares of these warrants exercised during 2014, and 77,426 remained outstanding as of December 31, 2014.
24. Stock-Based Compensation
The Company has various types of stock-based compensation plans. These plans are administered by the Compensation and Human Resources Committee of the Board of Directors, which selects persons eligible to receive awards and approves the number of shares and/or options subject to each award, the terms, conditions, and other provisions of the awards.
Restricted Stock
The Company issues restricted stock under the 2006 Plan and 2014 Plan for certain officers and directors. The Company approved the 2014 Plan during May 2014. There were no restricted stock awards issued under the 2014 Plan during the year. These plans authorized the issuance of restricted stock. The plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned compensation related to these awards is amortized over the vesting period of 3 years. The total share-based compensation expense related to the awards is determined based on the market price of the Company's common stock as of the grant date applied to the total number of shares granted and is amortized over the vesting period. There were no shares of restricted stock vested as of December 31, 2014. There was $0.3 million unearned share-based compensation associated with these awards as of December 31, 2014. There were no restricted shares issued during 2013.
The following table represents unvested restricted stock activity for the year ended December 31, 2014:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance, beginning of year	—	$—
Granted	13,021	34.32
Forfeited	(129)	34.35
Balance, end of year	12,892	$34.32
There was $0.1 million in compensation expense that was included in salaries and benefits expense in the accompanying consolidated statements of income for the year ended December 31, 2014. There was no compensation expense included in salaries and benefits in the accompanying consolidated statements of income for the years ended December 31, 2013 and 2012.
Stock Options
The Company issues stock options to directors, officers, and other key employees. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant and the maximum option term cannot exceed 10 years. The stock options granted were issued with vesting periods ranging from 3 to 4 years. At December 31, 2014, there were 1.1 million shares available for future issuance of option or restricted stock awards under approved compensation plans.
For the years ended December 31, 2014, 2013 and 2012, total stock option compensation expense that is included in salaries and employee benefits expense was $0.6 million, $0.7 million, and $0.5 million, respectively. The related income tax benefit in the accompanying consolidated statements of income was $0.1 million for the year ended December 31, 2014 and $0.2 million for the years ended December 31, 2013 and 2012.
The Company uses the Black-Scholes option pricing model to estimate the fair value of the stock options awards. The following weighted-average assumptions were used for option awards granted during the years ended December 31 of the periods indicated:

	2014	2013	2012
Expected dividend yield	—%	—%	—%
Weighted-average expected volatility	44.53%	36.68%	35.33%
Weighted-average risk-free interest rate	2.21%	1.73%	1.25%
Expected option term (in years)	6.0	6.0	6.3
Contractual term (in years)	10.0	10.0	10.0
Weighted-average grant date fair value	$15.56	$5.22	$5.49
The assumptions above were based on multiple factors, primarily the historical stock option patterns of a group of publicly traded peer banks based in the southeastern United States.
At December 31, 2014, there was $1.4 million in unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 1.7 years.

The following table represents the activity related to stock options during the periods indicated:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Options outstanding, December 31, 2011	443,658	$11.11
Granted	378,692	14.69
Exercised	—	—
Forfeited or expired	(13,333)	14.43
Options outstanding, December 31, 2012	809,017	11.81
Granted	139,650	16.16
Exercised	(76,966)	10.39
Forfeited or expired	(16,600)	15.16
Options outstanding, December 31, 2013	855,101	13.48
Granted	38,013	34.32
Exercised	(57,370)	12.26
Forfeited or expired	(1,074)	22.13
Options outstanding, December 31, 2014	834,670	$14.50	6.41
Options exercisable, December 31, 2012	289,444	$10.60
Options exercisable, December 31, 2013	374,535	$11.94
Options exercisable, December 31, 2014	522,600	$12.70	5.57
The following table presents weighted-average remaining life as of December 31, 2014 for options outstanding within the stated exercise prices:

	Options Outstanding			Options Exercisable
Exercise Price Range Per Share	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Life (Years)	Number of Shares	Weighted- Average Exercise Price
$10.00-$12.70	323,294	$11.33	4.39	323,294	$11.33
$14.20-$14.88	342,108	14.68	7.33	157,233	14.59
$15.88-$23.68	169,268	20.21	8.40	42,073	16.19
Total Options	834,670	$14.50	6.41	522,600	$12.70
At December 31, 2014, the aggregate intrinsic value of shares underlying outstanding stock options and underlying exercisable stock options was $17.0 million and $11.8 million, respectively. Total intrinsic value of options exercised was $1.2 million for the years ended December 31, 2014 and 2013. There were no options exercised during the year ended December 31, 2012.
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
At December 31, 2014 and 2013, the Company had made various commitments to extend credit of $620.3 million and $375.2 million, respectively. The Company’s management does not anticipate any material loss as a result of these transactions.
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

Standby letters of credit represent commitments by the Company to meet the obligations of certain customers, if called upon. These financial instruments are considered guarantees in accordance with ASC 460. Outstanding standby letters of credit as of December 31, 2014 were $110.6 million and expire between 2015 and 2040. Outstanding standby letters of credit as of December 31, 2013, were $106.5 million and expire between 2014 and 2040. Net unamortized fees related to letters of credit origination were $0.3 million and $0.2 million in 2014 and 2013, respectively. Net unamortized costs related to letters of credit origination were $0.2 million and $0.3 million in 2014 and 2013, respectively.
26. Commitments and Contingencies
The Company leases certain branch offices through noncancelable operating leases with terms that range from one to 30 years, with renewal options thereafter. Certain leases have escalation clauses and renewal options ranging from one to 59 years. Rent expense was approximately $3.2 million, $3.3 million, and $3.2 million for the years ended December 31, 2014, 2013, and 2012, respectively.
At December 31, 2014, the minimum annual rental payments to be made under the noncancelable leases are as follows (in thousands):

Year ending December 31:
2015	$3,387
2016	3,349
2017	3,356
2018	3,035
2019	2,862
Thereafter	31,976
$47,965
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
The following is a summary of the total notional amount of loan commitments and standby letters of credit outstanding at December 31, 2014 and 2013 (in thousands):

	2014	2013
Standby letters of credit	$110,636	$106,467
Unused loan commitments	509,665	268,760
Total	$620,301	$375,227

27. Related-Party Transactions
In the ordinary course of business, the Company makes loans to and holds deposits for directors and executive officers of the Company and their associates.
The amounts of such related-party loans were $64.9 million and $47.8 million at December 31, 2014 and 2013, respectively. During 2014, $40.8 million in related-party loans were funded and $23.7 million were repaid. Also, in the ordinary course of business, the Company makes loans to affiliate entities of the Bank. These loans totaled $41.4 million and $40.2 million as of December 31, 2014 and 2013, respectively. None of the related-party loans and affiliate entity loans were classified as nonaccrual, past due, restructured, or potential problem loans at December 31, 2014 or 2013. The amounts of such related-party deposits were $14.4 million and $17.9 million at December 31, 2014 and 2013, respectively.
The Company leases a building from a partnership that is owned by two directors of the Company. The Company paid approximately $0.2 million in rent expense related to this lease for the years ended December 31, 2014, 2013, and 2012. The lease also includes options for multiple five-year term extensions beyond the original lease expiration of October 2004, provided there were no defaults of material lease provisions by the lessee. The Company exercised an option to extend the lease for an additional five years in October 2014.
28. Employee Benefits
401(k) Profit-Sharing Plan
The Company participates in a contributory retirement and savings plan (the Plan), which covers substantially all employees and meets the requirements of Section 401(k) of the Internal Revenue Code. Employer contributions to the Plan are based on the participants’ contributions, with an additional discretionary contribution as determined by the Board of Directors. Company contributions under the Plan were approximately $1.1 million, $1.0 million, and $0.9 million for the years ended December 31, 2014, 2013, and 2012, respectively. The Company pays all expenses associated with the Plan.
Employee Stock Ownership Plan
The Company sponsors an employee stock ownership plan (ESOP), which holds 50,000 shares of Company stock, subject to indebtedness utilized to purchase the shares in 2009. The leveraged ESOP allocates shares annually to eligible employee participants pro rata based on compensation. All participants vest in the annual allocations at 20% per year. The Company recognized compensation expense with respect to the ESOP of $0.3 million for the year ended December 31, 2014, and $0.2 million for the years ended December 31, 2013 and 2012. The Company pays all expenses associated with the ESOP.
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

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

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

Securities are classified within Level 1 when quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using pricing models or quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Examples include certain available for sale securities. The Company’s investment portfolio did not include Level 3 securities as of December 31, 2014 and December 31, 2013.

The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy, based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

		December 31, 2014
		Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities:
U.S. government agency securities	$157,527	$—	$157,527	$—
U.S. Treasury securities	12,610	—	12,610	—
Municipal securities	12,246	—	12,246	—
Mortgage-backed securities	57,087	—	57,087	—
Corporate bonds	8,177	—	8,177	—
	$247,647	$—	$247,647	$—
Derivative instruments	37	—	37	—
Total	$247,684	$—	$247,684	$—
Liabilities
Derivative instruments	$12,953	$—	$12,953	$—

		December 31, 2013
		Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities:
U.S. government agency securities	$151,323	$—	$151,323	$—
U.S. Treasury securities	12,149	—	12,149	—
Municipal securities	23,167	—	23,167	—
Mortgage-backed securities	55,544	—	55,544	—
Corporate bonds	35,536	—	35,536	—
	$277,719	$—	$277,719	$—
Derivative instruments	1,157	—	1,157	—
Total	$278,876	$—	$278,876	$—
Liabilities
Derivative instruments	$4,317	$—	$4,317	$—

The Company has segregated all financial assets and liabilities that are measured at fair value on a nonrecurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

		December 31, 2014
		Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Loans	$20,679	$—	$—	$20,679
OREO	3,022	—	—	3,022
	$23,701	$—	$—	$23,701

		December 31, 2013
		Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Loans	$9,782	$—	$—	$9,782
OREO	2,390	—	—	2,390
	$12,172	$—	$—	$12,172
In accordance with ASC Topic 310, the Company records loans and other real estate considered impaired at the lower of cost or fair value. Impaired loans, recorded at fair value, are Level 3 assets measured using appraisals from external parties of the collateral, less any prior liens primarily using the market or income approach.
The Company did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis during the years ended December 31, 2014 and December 31, 2013.
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

Deposits
The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts) and would be categorized within Level 2 of the fair value hierarchy. The carrying amounts of variable-rate, fixed-term money market accounts approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits. The fair value of the Company’s interest-bearing deposits would, therefore, be categorized within Level 3 of the fair value hierarchy.

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

The estimated fair values of the Company’s financial instruments were as follows as of the dates indicated (in thousands):

	Fair Value Measurements at December 31, 2014
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$32,484	$32,484	$32,484	$—	$—
Short-term investments	18,404	18,404	18,404	—	—
Investment in short-term receivables	237,135	237,135	237,135	—	—
Investment securities available for sale	247,647	247,647	—	247,647	—
Investment securities held to maturity	89,076	90,956	—	90,956	—
Loans and loans held for sale	2,775,886	3,003,280	—	—	3,003,280
Cash surrender value of bank-owned life insurance	47,289	47,289	47,289	—	—
Derivative instruments	37	37	—	37	—
Financial Liabilities:
Deposits, noninterest-bearing	364,534	364,534	—	364,534	—
Deposits, interest-bearing	2,756,316	2,722,134	—	—	2,722,134
Repurchase agreements	117,991	117,991	—	117,991	—
Long-term borrowings	40,000	42,270	—	—	42,270
Derivative instruments	12,953	12,953	—	12,953	—

	Fair Value Measurements at December 31, 2013
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$28,140	$28,140	$28,140	$—	$—
Short-term investments	3,502	3,502	3,502	—	—
Investment in short-term receivables	246,817	246,817	246,817	—	—
Investment securities available for sale	277,719	277,719	—	277,719	—
Investment securities held to maturity	94,904	90,966	—	90,966	—
Loans and loans held for sale	2,364,354	2,344,475	—	—	2,344,475
Cash surrender value of bank-owned life insurance	26,187	26,187	26,187	—	—
Derivative instruments	1,157	1,157	—	1,157	—
Financial Liabilities:
Deposits, noninterest-bearing	291,080	291,080	—	291,080	—
Deposits, interest-bearing	2,439,727	2,380,985	—	—	2,380,985
Repurchase agreements	75,957	75,957	—	75,957	—
Short-term borrowings	8,425	8,425	—	8,425	—
Long-term borrowings	55,110	55,616	—	—	55,616
Derivative instruments	4,317	4,317	—	4,317	—

30. Parent Company Only Financial Statements
Financial statements of First NBC Bank Holding Company (parent company only) are shown below. The parent company has no significant operating activities.
Balance Sheets

	December 31,
(In thousands)	2014	2013
Assets
Cash and due from banks	$23,736	$23,990
Goodwill	841	841
Investments in subsidiaries	409,689	355,068
Other assets	2,145	2,123
Total assets	$436,411	$382,022
Liabilities and shareholders’ equity
Long-term borrowings	$—	$110
Other liabilities	36	53
Total liabilities	36	163
Total shareholders’ equity	436,375	381,859
Total liabilities and shareholders’ equity	$436,411	$382,022
Statements of Income

	Year Ended December 31,
(In thousands)	2014	2013	2012
Operating income
Interest income	$—	$—	$—
Dividend from bank subsidiary	—	2,000	—
Total operating income	—	2,000	—
Operating expense
Interest expense	3	424	11
Other expense	1,414	856	431
Total operating expense	1,417	1,280	442
Income (loss) before income tax benefit and increase in equity in undistributed earnings of subsidiaries	(1,417)	720	(442)
Income tax benefit	(496)	(448)	(155)
Income (loss) before equity in undistributed earnings of subsidiaries	(921)	1,168	(287)
Equity in undistributed earnings of subsidiaries	56,510	39,743	29,227
Net income	55,589	40,911	28,940
Preferred stock dividends	(379)	(347)	(510)
Income available to common shareholders	$55,210	$40,564	$28,430

Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2014	2013	2012
Operating activities
Net income	$55,589	$40,911	$28,940
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net income of subsidiaries	(56,510)	(39,743)	(29,227)
Deferred tax benefit	(496)	(448)	(155)
Stock compensation	333	1,155	97
Changes in operating assets and liabilities:
Change in other assets	474	1,481	(1,989)
Change in other liabilities	(17)	50	—
Net cash (used in) provided by operating activities	(627)	3,406	(2,334)
Investing activities
Capital contributed to subsidiary, net	—	(67,000)	(16,600)
Net cash used in investing activities	—	(67,000)	(16,600)
Financing activities
Proceeds from long-term borrowings	—	—	20,000
Repayment of borrowings	(110)	(20,110)	(110)
Proceeds from sale of common stock, net of offering costs	862	104,332	1,420
Dividends paid	(379)	(347)	(510)
Net cash provided by financing activities	373	83,875	20,800
Net change in cash, due from banks, and short-term investments	(254)	20,281	1,866
Cash, due from banks, and short-term investments at beginning of period	23,990	3,709	1,843
Cash, due from banks, and short-term investments at end of period	$23,736	$23,990	$3,709

31. Consolidated Quarterly Results of Operations (Unaudited)

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2014
Total interest income	$35,161	$37,193	$38,668	$38,956
Total interest expense	10,313	10,643	10,908	10,865
Net interest income	24,848	26,550	27,760	28,091
Provision for loan losses	3,000	3,000	3,000	3,000
Net interest income after provision for loan losses	21,848	23,550	24,760	25,091
Noninterest income	3,359	2,933	3,034	2,287
Noninterest expense	17,337	18,568	20,047	22,297
Income before income taxes	7,870	7,915	7,747	5,081
Income tax benefit	(4,958)	(4,784)	(6,612)	(10,622)
Net income attributable to Company	12,828	12,699	14,359	15,703
Less preferred stock dividends	(95)	(95)	(95)	(94)
Less earnings allocated to participating securities	(246)	(243)	(275)	(302)
Income available to common shareholders	$12,487	$12,361	$13,989	$15,307
Earnings per common share-basic	$0.68	$0.67	$0.75	$0.82
Earnings per common share-diluted	$0.66	$0.65	$0.73	$0.80

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2013
Total interest income	$28,580	$29,034	$31,973	$34,437
Total interest expense	8,893	9,779	10,150	10,326
Net interest income	19,687	19,255	21,823	24,111
Provision for loan losses	2,600	2,400	2,400	2,400
Net interest income after provision for loan losses	17,087	16,855	19,423	21,711
Noninterest income	2,827	2,738	2,461	5,400
Noninterest expense	15,643	15,185	17,092	19,422
Income before income taxes	4,271	4,408	4,792	7,689
Income tax benefit	(4,013)	(4,198)	(5,673)	(5,867)
Net income	8,284	8,606	10,465	13,556
Less net income attributable to noncontrolling interest	—	—	—	—
Net income attributable to Company	8,284	8,606	10,465	13,556
Less preferred stock dividends	(95)	(95)	(62)	(95)
Less earnings allocated to participating securities	(538)	(455)	(519)	(468)
Income available to common shareholders	$7,651	$8,056	$9,884	$12,993
Earnings per common share-basic	$0.59	$0.51	$0.55	$0.71
Earnings per common share-diluted	$0.58	$0.49	$0.54	$0.69

32. Subsequent Events

Acquisitions

Acquisition of State-Investors Bank
On December 30, 2014, the Company entered into a definitive agreement to acquire State Investors Bancorp, Inc. (“State Investors”), the holding company for State-Investors Bank, a full service bank with four offices located in the New Orleans metropolitan area, by means of a merger. The merger agreement has been approved by the boards of directors of the Company and State Investors, and the merger is expected to close in the second quarter of 2015, subject to customary closing conditions, including the receipt of required regulatory approvals and the approval of the shareholders of State Investors. Promptly following the holding company merger, the Company expects to merge the subsidiary banks under the charter of First NBC Bank.

Under the terms of the merger agreement, shareholders of State Investors will receive $21.25 in cash for each share of State Investors stock owned by them at the effective time of the merger. The merger agreement also provides that holders of options to purchase shares of State Investors common stock will receive, in exchange for their stock options, cash consideration equal to the difference between $21.25 and the exercise price of the option.

The merger allows the Company to enter into a new section of the New Orleans metropolitan area with a very strong demographic make-up, provides liquidity to allow the Company to fund loan growth, adds approximately $156.0 million in deposits in the New Orleans MSA, and allows the Company to effectively deploy capital.

Acquisition of Certain Assets and Liabilities of First National Bank of Crestview
On January 16, 2015, the Company announced an agreement with the Federal Deposit Insurance Corporation (“FDIC”) and purchased certain assets and assumed certain liabilities from the FDIC, as receiver for First National Bank of Crestview, a full-service commercial bank headquartered in Crestview, Florida, which was closed and placed into receivership. Under the agreement, the Company agreed to assume all of the deposit liabilities, and acquire approximately $62.3 million of assets, of the failed bank. The acquired assets included the failed bank's performing loans, substantially all of its investment securities portfolio, and its three banking facilities, with the FDIC retaining the failed bank's other real estate owned. The transaction was effective immediately and did not include a loss-share agreement with the FDIC.

Private Placement of Subordinated Notes
Subordinated Notes due 2025
On February 18, 2015, the Company completed a private placement of $60.0 million in aggregate principal amount of subordinated notes to certain qualified institutional investors. Unless earlier redeemed, the notes mature on February 18, 2025 and bear interest at a fixed rate of 5.75% per annum, payable semiannually, over their term.

The Company plans to use the net proceeds from the sale of the subordinated notes for general corporate purposes, which may include supporting the continued growth of its business, acquisitions, and the redemption or repayment of other fixed obligations.

Item 9.         Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.
None.
Item 9A.     Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Management of the Company, with the supervision and participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.

As of December 31, 2014, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2014.
Item 9B.     Other Information.
None.
Part III.

Item 10.     Directors, Executive Officers and Corporate Governance.
The information required by this item can be found in our 2015 Proxy Statement under the captions “Item One – Election of Directors,” “Corporate Governance and Board Matters” and “Section 16(a) Beneficial Ownership and Compliance.” That information is incorporated into this item by reference.
Item 11.     Executive Compensation.
The information required by this item can be found in our 2015 Proxy Statement under the captions “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.” That information is incorporated into this item by reference.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The information required by this item can be found in our 2015 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.” That information is incorporated into this item by reference.

Item 13.     Certain Relationships and Related Transactions, and Directors Independence.
The information required by this item can be found in our 2015 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Corporate Governance Principles and Board Matters-Director Independence” in the Proxy Statement. This information is incorporated into this item by reference.
Item 14.     Principal Accounting Fees and Services.
The information required herein is incorporated by reference to the Proxy Statement.
Part IV.
Item 15.     Exhibits and Financial Statement Schedules.
(a) Documents Filed as Part of this Report.

(1)	The following financial statements are incorporated by reference from Item 8 hereof:
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Income for the Years Ended December 31, 2014, 2013, and 2012
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013, and 2012
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2014, 2013, and 2012
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013, and 2012
Notes to Consolidated Financial Statements

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
2.1
Purchase and Assumption Agreement, dated as of January 16, 2015, among the Federal Deposit Insurance Corporation, as Receiver of First National Bank of Crestview, First NBC Bank, and the Federal Deposit Insurance Corporation*
Exhibit 2.1 to the Company's Current Report on Form 8-K filed January 23, 2015

3.1	Restated Articles of Incorporation	Exhibit 3.1 to the Registration Statement on Form S-1/A of the Company filed April 30, 2013

3.2	Amended and Restated Bylaws	Exhibit 3.2 to the Registration Statement on Form S-1/A of the Company filed May 7, 2013

4.1	Specimen common stock certificate	Exhibit 4.1 to the Registration Statement on Form S-1/A of the Company filed April 30, 2013

4.2	Purchase agreement, dated as of February 18, 2015, of 5.75% Subordinated Notes due 2025	Exhibit 4.1 to the Company's Current Report on Form 8-K filed February 19, 2015

4.3	Indenture, dated as of February 18, 2015, between First NBC Bank Holding Company and U.S Bank National Association	Exhibit 4.2 to the Company's Current Report on Form 8-K filed February 19, 2015

4.4	Form of 5.75% Subordinated Note due 2025, dated as of February 18, 2015	Exhibit 4.3 to the Company's Current Report on Form 8-K filed February 19, 2015

10.1	First NBC Bank Holding Company Stock Incentive Plan (“2006 Plan”)	Exhibit 10.1 to the Registration Statement on Form S-1 of the Company filed April 8, 2013

10.2	Amendment No. 1 to 2006 Plan	Exhibit 10.2 to the Registration Statement on Form S-1 of the Company filed April 8, 2013

10.3	Addendum (Directors’ Shares) to 2006 Plan	Exhibit 10.3 to the Registration Statement on Form S-1 of the Company filed April 8, 2013

10.4	2012 Amendment to 2006 Plan	Exhibit 10.4 to the Registration Statement on Form S-1 of the Company filed April 8, 2013

10.5	Form of Stock Option Award Agreement under 2006 Plan	Exhibit 10.5 to the Registration Statement on Form S-1 of the Company filed April 8, 2013

10.6	Form of Restricted Stock Award Agreement under 2006 Plan	Exhibit 10.6 to the Registration Statement on Form S-1 of the Company filed April 8, 2013

10.7	Form of Warrant Agreement relating to warrants issued to organizers of First NBC Bank	Exhibit 10.7 to the Registration Statement on Form S-1 of the Company filed April 8, 2013

Exhibit Number	Description	Location
10.8	Form of Warrant Agreement relating to warrants issued to shareholders of Dryades Bancorp, Inc.	Exhibit 10.8 to the Registration Statement on Form S-1 of the Company filed April 8, 2013

10.9	Securities Purchase Agreement, dated as of June 29, 2011, by and between First NBC Bank Holding Company and Castle Creek Capital Partners IV, L.P.*	Exhibit 10.12 to the Registration Statement on Form S-1 of the Company filed April 8, 2013

10.10	VCOC Letter Agreement, dated November 8, 2011, by and between First NBC Bank Holding Company and Castle Creek Capital Partners IV, L.P.*	Exhibit 10.13 to the Registration Statement on Form S-1 of the Company filed April 8, 2013

10.11
Securities Purchase Agreement, dated as of August 4, 2011, by and between the Secretary of the Treasury and First NBC Bank Holding Company, in connection with First NBC Bank Holding Company’s participation in the U.S. Treasury’s Small Business Lending Fund program*
Exhibit 10.14 to the Registration Statement on Form S-1 of the Company filed April 8, 2013

10.12	Letter Agreement, dated September 27, 2011, by and among First NBC Bank Holding Company, Investure Evergreen Fund, LP – 2011 Special Term Tranche, and Blue Pine Crescent Limited Partnership	Exhibit 10.16 to the Registration Statement on Form S-1 of the Company filed April 8, 2013

10.13	First NBC Bank Holding Company Deferred Compensation Plan, Effective June 30, 2012	Exhibit 10.17 to the Registration Statement on Form S-1 of the Company filed April 8, 2013

10.14	First NBC Bank Holding Company 2014 Omnibus Incentive Plan	Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 23, 2014

21.1	Subsidiaries of First NBC Bank Holding Company	Filed herewith

23.1	Consent of Ernst & Young LLP	Filed herewith

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit Number	Description	Location
32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS+	XBRL Instance Document	Filed herewith

101.SCH+	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF+	XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith

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

First NBC Bank Holding Company

Date:	March 31, 2015	By:	/s/ Ashton J. Ryan, Jr.
Ashton J. Ryan, Jr.
President and Chief Executive Officer
Principal Executive Officer

Date:	March 31, 2015	By:	/s/ Mary Beth Verdigets
Mary Beth Verdigets
Executive Vice President and Chief Financial Officer
Principal Financial and Accounting Officer

Date:	March 31, 2015	By:	/s/ William D. Aaron, Jr.
William D. Aaron, Jr.
Director

Date:	March 31, 2015	By:	/s/ William Carrouche
William Carrouche
Director

Date:	March 31, 2015	By:	/s/ John F. French
John F. French
Director

Date:	March 31, 2015	By:	/s/ Leander J. Foley, III
Leander J. Foley, III
Director

Date:	March 31, 2015	By:	/s/ Leon L. Giorgio, Jr.
Leon L. Giorgio, Jr.
Director

Date:	March 31, 2015	By:	/s/ Shivan Govindan
Shivan Govindan
Director

Date:	March 31, 2015	By:	/s/ L. Blake Jones
L. Blake Jones
Director

Date:	March 31, 2015	By:	/s/ Louis V. Lauricella
Louis V. Lauricella
Director

Date:	March 31, 2015	By:	/s/ Mark G. Merlo
Mark G. Merlo
Director

Date:	March 31, 2015	By:	/s/ Dr. Charles C. Teamer
Dr. Charles C. Teamer
Director

Date:	March 31, 2015	By:	/s/ Joseph F. Toomy
Joseph F. Toomy
Director