Form 10-Q
period 2015-03-31
First NBC Bank Holding Co
filed 2015-05-08
CIK 1496631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
Commission file number:
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒
As of May 1, 2015, the registrant had 18,653,670 shares of common stock, par value $1.00 per share, outstanding.

FIRST NBC BANK HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

(In thousands)	(Unaudited) March 31, 2015	December 31, 2014
Assets
Cash and due from banks	$53,234	$32,484
Short-term investments	151,586	18,404
Investment in short-term receivables	236,644	237,135
Investment securities available for sale, at fair value	257,865	247,647
Investment securities held to maturity	87,265	89,076
Mortgage loans held for sale	3,986	1,622
Loans, net of allowance for loan losses of $45,195 and $42,336, respectively	2,858,844	2,731,928
Bank premises and equipment, net	55,969	52,881
Accrued interest receivable	11,702	11,451
Goodwill and other intangible assets	7,739	7,831
Investment in real estate properties	13,426	12,771
Investment in tax credit entities	147,104	140,913
Cash surrender value of bank-owned life insurance	47,641	47,289
Other real estate	4,966	5,549
Deferred tax asset	95,817	83,461
Other assets	35,534	30,175
Total assets	$4,069,322	$3,750,617
Liabilities and equity
Deposits:
Noninterest-bearing	$433,377	$364,534
Interest-bearing	2,933,069	2,756,316
Total deposits	3,366,446	3,120,850
Short-term borrowings	—	—
Repurchase agreements	111,864	117,991
Long-term borrowings	103,392	40,000
Accrued interest payable	7,200	6,650
Other liabilities	30,457	28,752
Total liabilities	3,619,359	3,314,243
Shareholders’ equity:
Preferred stock
Convertible preferred stock Series C – no par value; 1,680,219 shares authorized; 364,983 shares issued and outstanding at March 31, 2015 and December 31, 2014	4,471	4,471
Preferred stock Series D – no par value; 37,935 shares authorized, issued and outstanding at March 31, 2015 and December 31, 2014	37,935	37,935
Common stock- par value $1 per share; 100,000,000 shares authorized; 18,609,753 shares issued and outstanding at March 31, 2015 and 18,576,488 shares issued and outstanding at December 31, 2014	18,610	18,576
Additional paid-in capital	236,847	239,528
Accumulated earnings	171,572	155,599
Accumulated other comprehensive loss, net	(19,474)	(19,737)
Total shareholders’ equity	449,961	436,372
Noncontrolling interest	2	2
Total equity	449,963	436,374
Total liabilities and equity	$4,069,322	$3,750,617
See accompanying notes.

FIRST NBC BANK HOLDING COMPANY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2015	2014
Interest income:
Loans, including fees	$35,248	$31,099
Investment securities	2,104	2,352
Investment in short-term receivables	1,690	1,695
Short-term investments	64	15
	39,106	35,161
Interest expense:
Deposits	10,244	9,659
Borrowings and securities sold under repurchase agreements	1,240	654
	11,484	10,313
Net interest income	27,622	24,848
Provision for loan losses	3,000	3,000
Net interest income after provision for loan losses	24,622	21,848
Noninterest income:
Service charges on deposit accounts	559	559
Investment securities loss, net	(50)	—
Gain on assets sold, net	43	75
Gain on sale of loans, net	15	—
Cash surrender value income on bank-owned life insurance	352	159
Income from sales of state tax credits	519	1,033
Community Development Entity fees earned	123	679
ATM fee income	501	473
Other	448	381
	2,510	3,359
Noninterest expense:
Salaries and employee benefits	6,907	5,397
Occupancy and equipment expenses	2,928	2,584
Professional fees	2,141	1,899
Taxes, licenses and FDIC assessments	1,239	1,199
Tax credit investment amortization	4,852	2,827
Write-down of foreclosed assets	58	166
Data processing	1,422	1,098
Advertising and marketing	1,018	578
Other	1,939	1,589
	22,504	17,337
Income before income taxes	4,628	7,870
Income tax benefit	(11,440)	(4,958)
Net income attributable to Company	16,068	12,828
Less preferred stock dividends	(95)	(95)
Less earnings allocated to participating securities	(308)	(246)
Income available to common shareholders	$15,665	$12,487
Earnings per common share – basic	$0.84	$0.68
Earnings per common share – diluted	$0.82	$0.66
See accompanying notes.

FIRST NBC BANK HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2015	2014
Net income	$16,068	$12,828
Other comprehensive income (loss):
Fair value of derivative instruments designated as cash flow hedges:
Change in fair value of derivative instruments designated as cash flow hedges during the period, before tax	(3,773)	(5,106)
Less: reclassification adjustment for losses included in net income from terminated cash flow hedge	266	—
Unrealized losses on cash flow hedges, before tax	(3,507)	(5,106)

Unrealized gains on investment securities:
Unrealized gains on investment securities arising during the period	3,783	5,511
Amortization of unrealized net gain on securities transferred from available for sale to held to maturity	128	104
Unrealized gains on investment securities, before tax	3,911	5,615
Other comprehensive income, before taxes	404	509
Income tax expense related to items of other comprehensive income	141	178
Other comprehensive income, net of tax	263	331
Comprehensive income	$16,331	$13,159
Comprehensive income attributable to preferred shareholders	(95)	(95)
Comprehensive income attributable to participating securities	(308)	(246)
Comprehensive income available to common shareholders	$15,928	$12,818
See accompanying notes.

FIRST NBC BANK HOLDING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands)	Preferred Stock Series C	Preferred Stock Series D	Common Stock	Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2013(1)	$4,471	$37,935	$18,514	$237,063	$100,389	$(16,515)	$381,857	$2	$381,859
Net income	—	—	—	—	12,828	—	12,828	—	12,828
Other comprehensive income	—	—	—	—	—	331	331	—	331
Share-based compensation	—	—	—	272	—	—	272	—	272
Issuance of common stock:
Stock option and director plans	—	—	8	186	—	—	194	—	194
Net tax benefit related to stock option plans	—	—	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	(95)	—	(95)	—	(95)
Balance, March 31, 2014	$4,471	$37,935	$18,522	$237,521	$113,122	$(16,184)	$395,387	$2	$395,389

Balance, December 31, 2014(1)	$4,471	$37,935	$18,576	$239,528	$155,599	$(19,737)	$436,372	$2	$436,374
Net income	—	—	—	—	16,068	—	16,068	—	16,068
Other comprehensive income	—	—	—	—	—	263	263	—	263
Share-based compensation	—	—	—	185	—	—	185	—	185
Restricted stock awards compensation	—	—	—	(406)	—	—	(406)	—	(406)
Issuance of common stock:
Stock option and director plans	—	—	21	325	—	—	346	—	346
Restricted stock awards	—	—	13	429	—	—	442	—	442
Net tax benefit related to stock option plans	—	—	—	97	—	—	97	—	97
Purchase of common shares by ESOP	—	—	—	(3,212)	—	—	(3,212)	—	(3,212)
Allocation of ESOP shares	—	—	—	(99)	—	—	(99)	—	(99)
Preferred stock dividends	—	—	—	—	(95)	—	(95)	—	(95)
Balance, March 31, 2015	$4,471	$37,935	$18,610	$236,847	$171,572	$(19,474)	$449,961	$2	$449,963

(1)	Balances as of December 31, 2013 and December 31, 2014 are audited.
See accompanying notes.

FIRST NBC BANK HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2015	2014
Operating activities
Net income	$16,068	$12,828
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	(12,520)	(5,258)
Amortization of tax credit investments	4,852	2,827
Accretion of market value adjustments related to acquisition	(42)	(11)
Net discount accretion or premium amortization	38	(212)
Loss on sale of investment securities	50	—
Gain on assets sold	(43)	(75)
Write-down of foreclosed assets	58	166
Proceeds from sale of mortgage loans held for sale	8,301	17,581
Mortgage loans originated and held for sale	(10,665)	(16,332)
Gain on sale of loans	(15)	—
Derivative losses on terminated interest rate hedge	266	—
Provision for loan losses	3,000	3,000
Depreciation and amortization	901	870
Share-based and other compensation expense	(221)	272
Increase in cash surrender value of bank-owned life insurance	(352)	(158)
Changes in operating assets and liabilities:
Change in other assets	(5,526)	(4,040)
Change in accrued interest receivable	(251)	(158)
Change in accrued interest payable	550	95
Change in other liabilities	(2,063)	(2,952)
Net cash provided by operating activities	2,386	8,443
Investing activities
Proceeds from maturities, prepayments, and calls of available for sale investment securities	3,023	12,373
Proceeds from maturities, prepayments, and calls of held to maturity securities	1,986	745
Net change in investments in short-term receivables	491	9,161
Purchases of investments in tax credit entities	(11,043)	(6,531)
Loans originated, net of repayments	(102,485)	(116,092)
Cash received in acquisition	31,517	—
Purchases of bank premises and equipment	(778)	(1,527)
Proceeds from disposition of real estate owned	917	2,015
Net cash used in investing activities	(76,372)	(99,856)
Financing activities
Net change in repurchase agreements	(6,127)	30,849
Proceeds from borrowings	60,000	—
Proceeds from ESOP loan	3,392	—
Repayment of borrowings	—	(8,425)
Purchase of common stock by ESOP	(3,311)	—
Net increase in deposits	173,271	158,537
Proceeds from sale of common stock	788	194
Dividends paid	(95)	(95)
Net cash provided by financing activities	227,918	181,060
Net change in cash, due from banks, and short-term investments	153,932	89,647
Cash, due from banks, and short-term investments at beginning of period	50,888	31,642
Cash, due from banks, and short-term investments at end of period	$204,820	$121,289
See accompanying notes.

FIRST NBC BANK HOLDING COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of First NBC Bank Holding Company (Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Company’s audited financial statements, including the notes thereto, which were filed with the Securities and Exchange Commission as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
In preparing the financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Nature of Operations
The Company is a bank holding company that offers a broad range of financial services through First NBC Bank, a Louisiana state non-member bank, to businesses, institutions, and individuals in southeastern Louisiana, the Mississippi Gulf Coast, and the Florida panhandle. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States and to prevailing practices within the banking industry.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and First NBC Bank, and First NBC Bank’s wholly owned subsidiaries, which include First NBC Community Development, LLC (FNBC CDC) and First NBC Community Development Fund, LLC (FNBC CDE) (collectively referred to as the Bank), and any variable interest entities (VIE) of which the Company is primary beneficiary. Substantially all of the VIEs for which the Company is the primary beneficiary relate to tax credit investments. FNBC CDC is a Community Development Corporation formed to construct, purchase, and renovate affordable residential real estate properties in the New Orleans area. FNBC CDE is a Community Development Entity (CDE) formed to apply for and receive allocations of Federal New Markets Tax Credits (NMTC).
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
Concentration of Credit Risk
The Company’s loan portfolio consists of the various types of loans described in Note 4. Real estate or other assets secure most loans. The majority of these loans have been made to individuals and businesses in the Company’s market area of southeastern Louisiana, southern Mississippi, and the Florida panhandle, which are dependent on the area economy for their livelihoods and servicing of their loan obligations. The Company does not have any significant concentrations to any one industry or customer.
The Company maintains deposits in other financial institutions that may, from time to time, exceed the federally insured deposit limits.
Recent Accounting Pronouncements
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
ASU No. 2015-02
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which eliminates the deferral of FAS 167 and makes changes to both the variable interest model and the voting model. The new accounting guidance is for the annual period beginning after December 15, 2015, and for annual periods and interim periods thereafter, with early application permitted. The Company does not expect the new guidance to have a material impact on the Company's financial condition or results of operations.
ASU No. 2015-03
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction form the carrying amount of that debt liability, consistent with debt discounts. The new accounting guidance is for the annual period beginning after December 15, 2015, and for annual periods and interim periods thereafter, with early application permitted. The Company does not expect the new guidance to have a material impact on the Company's financial condition or results of operations.
2. Acquisitions
On January 16, 2015, the Company acquired certain assets and assumed certain liabilities from the Federal Deposit Insurance Corporation ("FDIC"), as receiver for First National Bank of Crestview, a full-service commercial bank headquartered in Crestview, Florida, which was closed and placed into receivership. Under the terms of the agreement, the Company agreed to assume all of the deposit liabilities, and acquire approximately $62.3 million of assets, of the the failed bank. The acquired assets included the failed bank's performing loans, substantially all of its investment securities portfolio, and its three banking facilities, with the FDIC retaining the remaining assets. The transaction did not include a loss-share agreement with the FDIC. The Company received an initial settlement amount from the FDIC of $10.1 million.

The acquisition was accounted for under the purchase method of accounting in accordance with ASC Topic 805. Both the purchased assets and liabilities were recorded at the acquisition date fair values. Identifiable intangible assets, including core deposit intangible assets, if any, will be recorded at fair value.
In accordance with ASC Topic 805, estimated fair values are subject to change up to one year after the acquisition date. This allows for adjustments to the initial purchase entries if additional information relative to closing date fair values becomes available. Material adjustments to acquisition date estimated fair values would be recorded in the period in which the acquisition occurred, and as a result, previously reported results are subject to change. Information regarding the amounts recorded in the acquisition may be adjusted as the Company refines its estimates of the fair value of loans acquired, core deposit intangible asset, and the deferred tax assets or liabilities created from the acquisition. Determining the fair value of assets and liabilities, particularly illiquid assets and liabilities, is a complicated process involving significant judgment regarding estimates and assumptions used to calculate estimated fair value. Fair value adjustments based on updated estimates could materially affect the goodwill, if any, recorded on the acquisition. The Company may incur losses on the acquired loans that are materially different from losses the Company originally projected.
The acquired assets and liabilities, as well as the adjustments to record the assets and liabilities at their estimated fair values, are presented in the following table:

(In thousands)	As Acquired
Assets
Cash and due from banks	$1,511
Short-term investments	19,971
Investment securities-available for sale	9,559
Loans	27,647
Bank premises	3,120
Core deposit intangible(1)	—
Other assets	455
Total Assets	$62,263

Liabilities
Deposits:
Non-interest bearing	$22,680
Interest bearing	49,584
Total deposits	72,264
Other liabilities	34
Total Liabilities	$72,298
(1) The Company is still evaluating the fair value of the core deposit intangible created in the acquisition and, as such, has not recorded a fair value of core deposit intangible as of March 31, 2015.

3. Earnings Per Share
The following table sets forth the computation of basic net income per common share and diluted net income per common share:

	For the Three Months Ended March 31,
(In thousands, except per share data)	2015	2014
Basic: Income available to common shareholders	$15,665	$12,487
Weighted-average common shares outstanding	18,586	18,509
Basic earnings per share	$0.84	$0.68
Diluted: Income available to common shareholders	$15,665	$12,487
Weighted-average common shares outstanding	18,586	18,509
Effect of dilutive securities:
Stock options outstanding	384	408
Warrants	119	119
Weighted-average common shares outstanding – assuming dilution	19,089	19,036
Diluted earnings per share	$0.82	$0.66
4. Investment Securities
The amortized cost and market values of investment securities, with gross unrealized gains and losses, as of March 31, 2015 and December 31, 2014, were as follows (in thousands):

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Market Value
			Less Than One Year	Greater Than One Year
Available for sale:
U.S. government agency securities	$162,439	$1,236	$(387)	$(1,520)	$161,768
U.S. Treasury securities	13,018	—	—	(217)	12,801
Municipal securities	12,160	167	(43)	—	12,284
Mortgage-backed securities	62,516	733	(391)	(111)	62,747
Corporate bonds	8,224	20	—	—	8,244
Other equity securities	21	—	—	—	21
	$258,378	$2,156	$(821)	$(1,848)	$257,865
Held to maturity:
Municipal securities	$40,071	$2,429	$(12)	$(1)	$42,487
Mortgage-backed securities	47,194	1,299	(1,518)	(130)	46,845
	$87,265	$3,728	$(1,530)	$(131)	$89,332

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Market Value
			Less Than One Year	Greater Than One Year
Available for sale:
U.S. government agency securities	$161,461	$891	$—	$(4,825)	$157,527
U.S. Treasury securities	13,019	—	—	(409)	12,610
Municipal securities	12,175	107	(36)	—	12,246
Mortgage-backed securities	57,025	635	(137)	(436)	57,087
Corporate bonds	8,263	—	—	(86)	8,177
	$251,943	$1,633	$(173)	$(5,756)	$247,647
Held to maturity:
Municipal securities	$41,255	$2,182	$(62)	$—	$43,375
Mortgage-backed securities	47,821	1,098	(208)	(1,130)	47,581
	$89,076	$3,280	$(270)	$(1,130)	$90,956
During 2013, the Company transferred securities with a fair value of $95.4 million from available for sale to held to maturity. Management determined it had both the positive intent and ability to hold these securities until maturity. The reclassified securities consisted of municipal and mortgage-backed securities and were transferred due to movements in interest rates. The securities were reclassified at fair value at the time of transfer and represented a non-cash transaction. Accumulated other comprehensive income (loss) included pre-tax unrealized losses of $5.9 million on these securities at the date of transfer. As of March 31, 2015, $5.0 million of pre-tax unrealized losses on these securities were included in accumulated other comprehensive income. These unrealized losses and offsetting other comprehensive income components are being amortized into net interest income over the remaining life of the related securities as a yield adjustment, resulting in no impact on future net income.
As of March 31, 2015 and December 31, 2014, the Company had 42 and 38 securities, respectively, that were in a loss position. The unrealized losses for each of the 42 securities relate to market interest rate changes. The Company has considered the current market for the securities in a loss position, as well as the severity and duration of the impairments, and expects that the value will recover. As of March 31, 2015, management does not intend to sell these investment securities until the fair value exceeds amortized cost and it is more likely than not the Company will not be required to sell debt securities before the anticipated recovery of the amortized cost basis of the security; thus, the impairment is determined not to be other-than-temporary.
The amortized cost and estimated market values by contractual maturity of investment securities as of March 31, 2015 and December 31, 2014 are shown in the following table (in thousands). Mortgage-backed securities have been allocated based on expected maturities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2015			December 31, 2014
	Weighted Average Yield	Amortized Cost	Estimated Market Value	Weighted Average Yield	Amortized Cost	Estimated Market Value
Available for sale:
Due in one year or less	2.79%	$10,761	$11,181	1.78%	$571	$573
Due after one year through five years	2.12	68,799	69,682	2.64	51,037	51,916
Due after five years through ten years	1.63	150,818	149,395	2.02	176,631	172,012
Due after ten years	3.17	28,000	27,607	3.34	23,704	23,146
Total securities	1.95%	$258,378	$257,865	2.27%	$251,943	$247,647
Held to maturity:
Due in one year or less	8.06%	$2,966	$2,998	3.88%	$2,045	$2,003
Due after one year through five years	3.33	19,607	20,483	4.16	20,921	21,875
Due after five years through ten years	3.38	29,331	30,265	3.39	32,618	33,898
Due after ten years	3.29	35,361	35,586	3.30	33,492	33,180
Total securities	3.54%	$87,265	$89,332	3.55%	$89,076	$90,956

Securities with estimated market values of $289.7 million and $279.1 million at March 31, 2015 and December 31, 2014, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and long-term borrowings.
5. Loans
Major classifications of loans at March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31, 2015	December 31, 2014
Commercial real estate loans:
Construction	$344,340	$316,492
Mortgage(1)	1,277,635	1,252,225
	1,621,975	1,568,717
Consumer real estate loans:
Construction	11,182	10,393
Mortgage	159,217	131,031
	170,399	141,424
Commercial and industrial loans	1,054,837	1,016,414
Loans to individuals, excluding real estate	17,706	18,316
Nonaccrual loans	22,978	21,228
Other loans	16,144	8,165
	2,904,039	2,774,264
Less allowance for loan losses	(45,195)	(42,336)
Loans, net	$2,858,844	$2,731,928

(1)	Included in commercial real estate loans, mortgage, are owner-occupied real estate loans of $412.2 million at March 31, 2015 and $419.3 million at December 31, 2014.
A summary of changes in the allowance for loan losses during the three months ended March 31, 2015 and March 31, 2014 is as follows (in thousands):

	March 31, 2015	March 31, 2014
Balance, beginning of period	$42,336	$32,143
Provision charged to operations	3,000	3,000
Charge-offs	(207)	(697)
Recoveries	66	19
Balance, end of period	$45,195	$34,465

The allowance for loan losses and recorded investment in loans, including loans acquired with deteriorated credit quality, as of the dates indicated are as follows (in thousands):

	March 31, 2015
	Construction	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$4,030	$14,965	$3,316	$19,814	$211	$42,336
Charge-offs	(2)	(29)	—	(150)	(26)	(207)
Recoveries	—	—	—	61	5	66
Provision	705	1,814	—	480	1	3,000
Balance, end of period	$4,733	$16,750	$3,316	$20,205	$191	$45,195
Ending balances:
Individually evaluated for impairment	$—	$4,427	$2	$4,249	$—	$8,678
Collectively evaluated for impairment	$4,733	$12,323	$3,314	$15,956	$191	$36,517
Loans receivable:
Ending balance-total	$356,487	$1,291,344	$161,308	$1,077,153	$17,747	$2,904,039
Ending balances:
Individually evaluated for impairment	$895	$14,355	$2,256	$16,178	$—	$33,684
Collectively evaluated for impairment	$355,592	$1,276,989	$159,052	$1,060,975	$17,747	$2,870,355

	March 31, 2014
	Construction	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$2,790	$13,780	$2,656	$12,677	$240	$32,143
Charge-offs	(4)	(386)	(43)	(254)	(10)	(697)
Recoveries	—	1	—	13	5	19
Provision	346	411	720	1,485	38	3,000
Balance, end of period	$3,132	$13,806	$3,333	$13,921	$273	$34,465
Ending balances:
Individually evaluated for impairment	$40	$1,730	$997	$2,294	$1	$5,062
Collectively evaluated for impairment	$3,092	$12,076	$2,336	$11,627	$272	$29,403
Loans receivable:
Ending balance-total	$237,190	$1,145,380	$122,005	$948,029	$18,359	$2,470,963
Ending balances:
Individually evaluated for impairment	$414	$11,433	$2,574	$4,324	$3	$18,748
Collectively evaluated for impairment	$236,776	$1,133,947	$119,431	$943,705	$18,356	$2,452,215

Credit quality indicators on the Company’s loan portfolio, including loans acquired with deteriorated credit quality, as of the dates indicated were as follows (in thousands):

	March 31, 2015
	Pass and Pass/Watch	Special Mention	Substandard	Doubtful	Total
Construction	$342,409	$1	$14,077	$—	$356,487
Commercial real estate	1,243,132	—	48,212	—	1,291,344
Consumer real estate	156,100	59	5,149	—	161,308
Commercial and industrial	1,051,028	—	26,125	—	1,077,153
Consumer	17,659	6	82	—	17,747
Total loans	$2,810,328	$66	$93,645	$—	$2,904,039

	December 31, 2014
	Pass and Pass/Watch	Special Mention	Substandard	Doubtful	Total
Construction	$313,987	$2	$13,688	$—	$327,677
Commercial real estate	1,215,673	1,613	47,085	—	1,264,371
Consumer real estate	128,507	60	4,383	—	132,950
Commercial and industrial	1,005,829	—	24,800	—	1,030,629
Consumer	18,247	7	383	—	18,637
Total loans	$2,682,243	$1,682	$90,339	$—	$2,774,264
The table above as of March 31, 2015 includes $5.4 million of substandard loans which are loans acquired with deteriorated credit quality. As of December 31, 2014, included in the above table were $5.4 million of substandard loans and $1.6 million of special mention loans all of which are loans acquired with deteriorated credit quality.
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

•	Doubtful loans have specific weaknesses that are severe enough to make collection or liquidation in full improbable.

Age analysis of past due loans, including loans acquired with deteriorated credit quality, as of the dates indicated were as follows (in thousands):

	March 31, 2015
	Greater Than 30 and Fewer Than 90 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
Construction	$1	$965	$966	$355,521	$356,487
Commercial real estate	359	11,538	11,897	1,279,447	1,291,344
Consumer real estate	2,306	1,399	3,705	157,603	161,308
Total real estate loans	2,666	13,902	16,568	1,792,571	1,809,139
Other loans:
Commercial and industrial	438	4,422	4,860	1,072,293	1,077,153
Consumer	291	43	334	17,413	17,747
Total other loans	729	4,465	5,194	1,089,706	1,094,900
Total loans	$3,395	$18,367	$21,762	$2,882,277	$2,904,039

	December 31, 2014
	Greater Than 30 and Fewer Than 90 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
Construction	$97	$750	$847	$326,830	$327,677
Commercial real estate	2,497	9,545	12,042	1,252,329	1,264,371
Consumer real estate	1,623	1,255	2,878	130,072	132,950
Total real estate loans	4,217	11,550	15,767	1,709,231	1,724,998
Other loans:
Commercial and industrial	159	4,426	4,585	1,026,044	1,030,629
Consumer	564	322	886	17,751	18,637
Total other loans	723	4,748	5,471	1,043,795	1,049,266
Total loans	$4,940	$16,298	$21,238	$2,753,026	$2,774,264
In the table above, there were $13 thousand of tuition loans included with other consumer loans 90 days and greater past due as of March 31, 2015 and $28 thousand of tuition loans included with other consumer loans 90 days and greater past due as of December 31, 2014. These loans are cash secured and the Company has a right of offset against the guarantors’ deposit account when the loans are 120 days past due.

The following is a summary of information pertaining to impaired loans excluding loans acquired with deteriorated credit quality, as of the periods indicated (in thousands):

	March 31, 2015
	Recorded Investment	Contractual Balance	Related Allowance
With no related allowance recorded:
Construction	$895	$895	$—
Commercial real estate	2,670	2,616	—
Consumer real estate	2,152	2,167	—
Commercial and industrial	320	44	—
Total	$6,037	$5,722	$—
With an allowance recorded:
Construction	$—	$—	$—
Commercial real estate	11,685	11,981	4,427
Consumer real estate	104	117	2
Commercial and industrial	15,858	16,104	4,249
Total	$27,647	$28,202	$8,678
Total impaired loans:
Construction	$895	$895	$—
Commercial real estate	14,355	14,597	4,427
Consumer real estate	2,256	2,284	2
Commercial and industrial	16,178	16,148	4,249
Total	$33,684	$33,924	$8,678

	December 31, 2014
	Recorded Investment	Contractual Balance	Related Allowance
With no related allowance recorded:
Construction	$927	$927	$—
Commercial real estate	7,175	7,453	—
Consumer real estate	2,085	2,097	—
Commercial and industrial	436	498	—
Consumer	256	256	—
Total	$10,879	$11,231	$—
With an allowance recorded:
Construction	$—	$—	$—
Commercial real estate	5,955	6,235	3,138
Consumer real estate	—	—	—
Commercial and industrial	14,721	14,774	5,889
Consumer	3	3	1
Total	$20,679	$21,012	$9,028
Total impaired loans:
Construction	$927	$927	$—
Commercial real estate	13,130	13,688	3,138
Consumer real estate	2,085	2,097	—
Commercial and industrial	15,157	15,272	5,889
Consumer	259	259	1
Total	$31,558	$32,243	$9,028

	For the Three Months Ended
	March 31, 2015		March 31, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction	$911	$—	$24	$1
Commercial real estate	4,923	—	4,428	76
Consumer real estate	2,119	3	1,977	—
Commercial and industrial	378	—	1,090	28
Consumer	128	—	—	—
Total	$8,459	$3	$7,519	$105
With an allowance recorded:
Construction	$—	$—	$338	$7
Commercial real estate	8,820	—	6,135	8
Consumer real estate	52	—	865	7
Commercial and industrial	15,290	4	3,075	—
Consumer	2	—	2	—
Total	$24,164	$4	$10,415	$22
Total impaired loans:
Construction	$911	$—	$362	$8
Commercial real estate	13,743	—	10,563	84
Consumer real estate	2,171	3	2,842	7
Commercial and industrial	15,668	4	4,165	28
Consumer	130	—	2	—
Total	$32,623	$7	$17,934	$127

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
As of March 31, 2015, there were $13 thousand of cash secured tuition loans that were past due 90 days or more that were still accruing interest, and $28 thousand in cash secured tuition loans that were past due 90 days or more still accruing interest as of December 31, 2014.
The following is a summary of information pertaining to nonaccrual loans as of the periods indicated (in thousands):

	March 31, 2015	December 31, 2014
Nonaccrual loans:
Construction	$965	$792
Commercial real estate	13,709	12,146
Consumer real estate	2,091	1,919
Commercial and industrial	6,172	6,051
Consumer	41	320
	$22,978	$21,228
As of March 31, 2015 and December 31, 2014, the average recorded investment in nonaccrual loans was $22.1 million and $19.6 million, respectively. The amount of interest income that would have been recognized on nonaccrual loans based on contractual terms was $0.3 million and $1.0 million at March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired.

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
The following is a summary of changes in the accretable yields of acquired loans as of the periods indicated as follows (in thousands):

	March 31, 2015	March 31, 2014
Balance, beginning of period	$115	$170
Acquisition	—	—
Net transfers from nonaccretable difference to accretable yield	—	1,437
Accretion	(74)	(381)
Balance, end of period	$41	$1,226
Information about the Company’s troubled debt restructurings (TDRs) at March 31, 2015 and March 31, 2014 is presented in the following tables (in thousands):

	Current	Greater Than 30 Days Past Due	Nonaccrual TDRs	Total TDRs
As of March 31, 2015
Real estate loans:
Construction	$201	$—	$—	$201
Commercial real estate	—	—	1,879	1,879
Consumer real estate	597	—	131	728
Total real estate loans	798	—	2,010	2,808
Other loans:
Commercial and industrial	629	—	179	808
Total loans	$1,427	$—	$2,189	$3,616

	Current	Greater Than 30 Days Past Due	Nonaccrual TDRs	Total TDRs
As of March 31, 2014
Real estate loans:
Construction	$306	$—	$—	$306
Commercial real estate	356	—	102	458
Consumer real estate	619	—	140	759
Total real estate loans	1,281	—	242	1,523
Other loans:
Commercial and industrial	318	—	—	318
Total loans	$1,599	$—	$242	$1,841
There were no new TDRs which were modified during the three months ended March 31, 2015 and 2014.

A summary of information pertaining to modified terms of loans, as of the dates indicated, is as follows:

	As of March 31, 2015
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled debt restructuring:
Construction	3	$201	$201
Commercial real estate	2	1,879	1,879
Consumer real estate	4	728	728
Commercial and industrial	2	808	808
	11	$3,616	$3,616

	As of March 31, 2014
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled debt restructuring:
Construction	2	$306	$306
Commercial real estate	3	458	458
Consumer real estate	3	759	759
Commercial and industrial	1	318	318
	9	$1,841	$1,841
None of the performing TDRs defaulted subsequent to the restructuring through the date the financial statements were available to be issued.
As of March 31, 2015 and December 31, 2014, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired or as a TDR.
6. Investments in Tax Credit Entities
Federal NMTC
Investment in Bank Owned CDE
The Federal NMTC program is administered by the Community Development Financial Institutions Fund of the U.S. Treasury and is aimed at stimulating economic and community development and job creation in low-income communities. The program provides federal tax credits to investors who make qualified equity investments (QEIs) in a Community Development Entity. The CDE is required to invest the proceeds of each QEI in projects located in or benefiting low-income communities, which are generally defined as those census tracts with poverty rates greater than 20% and/or median family incomes that are less than or equal to 80% of the area median family income. FNBC CDE has received allocations of Federal NMTC, totaling $118.0 million since 2011. These allocations generated $46.0 million in tax credits.
The credit provided to the investor totals 39% of each QEI in a CDE and is claimed over a seven-year credit allowance period. In each of the first three years, the investor receives a credit equal to 5% of the total QEI allocated to each project. For each of the remaining four years, the investor receives a credit equal to 6% of the total QEI allocated to each project. The Company is eligible to receive up to $46.0 million in tax credits over the seven-year credit allowance period, beginning with the period in which the QEI was made, for its QEI of $118.0 million. Through March 31, 2015, FNBC CDE had invested in allocations of $118.0 million, of which $40.0 million was invested by the Company and $78.0 million was invested by other investors and leverage lenders, which include the Company. Of the $78.0 million invested by other investors and leverage lenders, $17.5 million was invested by the Company as the leverage lender. The Company's investment is eliminated upon consolidation. The Federal NMTC claimed by the Company, with respect to each QEI, remain subject to recapture over each QEI’s credit allowance period upon the occurrence of any of the following:

•	FNBC CDE does not invest substantially all (defined as a minimum of 85%) of the QEI proceeds in qualified low-income community investments;

•	FNBC CDE ceases to be a CDE; or

•	FNBC CDE redeems its QEI investment prior to the end of the current credit allowance period.
At March 31, 2015 and December 31, 2014, none of the above recapture events had occurred, nor, in the opinion of management, are such events anticipated to occur in the foreseeable future. As of March 31, 2015, FNBC CDE had total assets of $130.3 million, consisting of cash of $5.2 million, loans of $112.3 million and other assets of $12.8 million, with liabilities of $0.6 million and capital of $129.7 million.
Investments in Non-Bank Owned CDEs
The Company is also a limited partner in several tax-advantaged limited partnerships and a shareholder in several C corporations whose purpose is to invest in approved Federal NMTC projects through CDEs that are not associated with FNBC CDE. During 2014 and 2013, several of these partnerships in which the Company was a limited partner converted to C corporations. The Company’s ownership in the CDEs did not change based on the conversion. These investments are accounted for using the cost method of accounting and are included in investment in tax credit entities in the accompanying consolidated balance sheets. The limited partnerships and C corporations are considered VIEs. The VIEs have not been consolidated because the Company is not considered the primary beneficiary. All of the Company’s investments in Federal NMTC structures are privately held, and their market values are not readily determinable. Based on the structure of these transactions, the Company expects to recover its investment solely through use of the tax credits that were generated by the investments. As such, the investment in these entities will be amortized on a straight-line basis over the period over which the Company holds its investment (approximately seven years).
Low-Income Housing Tax Credits
The Company is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved Low-Income Housing tax credit projects. These investments are accounted for using the cost method of accounting and are included in investments in tax credit entities in the accompanying consolidated balance sheets. The limited partnerships are considered to be VIEs. The VIEs have not been consolidated because the Company is not considered the primary beneficiary. All of the Company’s investments in low-income housing partnerships are evaluated for impairment at the end of each reporting period. Based on the structure of these transactions, the Company expects to recover its remaining investments at March 31, 2015 solely through use of the tax credits that were generated by the investments. As such, the investment in these partnerships will be amortized on a straight-line basis over the period for which the Company maintains its ownership interest in the property (approximately 15 years).
Federal Historic Rehabilitation Tax Credits
The Company is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved Federal Historic Rehabilitation tax credit projects. These investments are accounted for using the cost method of accounting and are included in investments in tax credit entities in the accompanying consolidated balance sheets. The limited partnerships are considered to be VIEs. The VIEs have not been consolidated because the Company is not considered the primary beneficiary. All of the Company’s investments in limited partnerships are evaluated for impairment at the end of each reporting period. Based on the structure of these transactions, the Company expects to recover its remaining investments in Federal Historic Rehabilitation tax credits at March 31, 2015 solely through use of the tax credits that were generated by the investments. As such, these amounts will be amortized on a straight-line basis over the period during which the Company retains its ownership interest in the tax credit entity (approximately 10 years).
State NMTC
Investments in Non-Bank Owned CDEs
The Company is a limited partner in several tax-advantaged limited partnerships that are CDEs, whose purpose is to invest in approved state projects that are not associated with FNBC CDE. Based on the structure of these transactions, the Company expects to recover its remaining investments at March 31, 2015 in State NMTC through the transfer of its ownership interest to third party investors.

The tables below set forth the Company's investment in Federal NMTC, State NMTC, Federal Low-Income Housing, Federal Historic Rehabilitation, and State Historic Rehabilitation tax credits, along with the credits expected to be generated through its participation in these programs as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
	Investment	Accumulated Amortization	Loans to Investment Funds(1)	Elimination	Net Investment	Tax Benefits Recognized Through December 31, 2014	Tax Benefits Expected to be Recognized in 2015	Tax Benefits Expected to be Recognized in 2016, and Thereafter	Total Tax Benefits Expected to be Recognized
NMTC:
Federal:
Non-Bank Owned CDEs	$172,192	$(17,816)	$(127,520)	$—	$26,856	$36,580	$9,769	$20,076	$66,425
Bank Owned CDEs(2)	118,000	—	—	(118,000)	—	16,490	6,580	22,949	46,019
Bank Owned CDE Equity Investment(3)	5,700	—	—	—	5,700	—	—	—	—
Total Bank Owned CDEs	123,700	—	—	(118,000)	5,700	16,490	6,580	22,949	46,019
State	28,227	—	—	—	28,227	—	—	—	—
Total NMTC	324,119	(17,816)	(127,520)	(118,000)	60,783	53,070	16,349	43,025	112,444

Low-Income Housing	44,161	(7,988)	—	—	36,173	13,188	4,490	37,618	55,296

Historic Rehabilitation:
Federal(4)	46,357	(4,235)	—	—	42,122	37,143	27,351	33,795	98,289
State	8,026	—	—	—	8,026	—	—	—	—
Total Historic Rehabilitation	54,383	(4,235)	—	—	50,148	37,143	27,351	33,795	98,289
Total	$422,663	$(30,039)	$(127,520)	$(118,000)	$147,104	$103,401	$48,190	$114,438	$266,029
(1) Interest only loan made to the investment fund during the compliance period for Federal NMTC.
(2) Through March 31, 2015, FNBC CDE received allocations of Federal NMTC from the CDFI Fund of the U.S. Treasury totaling $118.0 million over a three year period beginning in 2011. These investments are eliminated upon consolidation by the Company.
(3) The Company made an equity investment of $5.7 million in various Federal NMTC projects. This investment generated Federal NMTC. For its equity investment, the Company is a limited partner and will have the right to share in the activity of the Partnership.
(4) As of March 31, 2015, the Company had $15.7 million invested in Federal Rehabilitation Tax Credit projects which the Company expects to generate Federal Rehabilitation Tax Credits in 2015 and 2016 when the projects are completed, receive the certificates of occupancy, and the property is placed into service. The amount of tax credits to be received will be determined when the costs are certified.

	December 31, 2014
	Investment	Accumulated Amortization	Loans to Investment Funds(1)	Elimination	Net Investment	Tax Benefits Recognized Through December 31, 2013	Tax Benefits Recognized in 2014	Tax Benefits Expected to be Recognized in 2015, and Thereafter	Total Tax Benefits Expected to be Recognized
NMTC:
Federal:
Non-Bank Owned CDEs	$162,192	$(15,852)	$(120,540)	$—	$25,800	$27,213	$9,367	$25,945	$62,525
Bank Owned CDEs(2)	118,000	—	—	(118,000)	—	10,375	6,115	29,530	46,020
Bank Owned CDE Equity Investment(3)	5,700	—	—	—	5,700	—	—	—	—
Total Bank Owned CDEs	123,700	—	—	(118,000)	5,700	10,375	6,115	29,530	46,020
State	28,227	—	—	—	28,227	—	—	—	—
Total NMTC	314,119	(15,852)	(120,540)	(118,000)	59,727	37,588	15,482	55,475	108,545

Low-Income Housing	43,733	(7,264)	—	—	36,469	9,546	3,642	42,109	55,297

Historic Rehabilitation:
Federal(4)	41,794	(3,412)	—	—	38,382	17,823	19,321	37,295	74,439
State	6,335	—	—	—	6,335	—	—	—	—
Total Historic Rehabilitation	48,129	(3,412)	—	—	44,717	17,823	19,321	37,295	74,439
Total	$405,981	$(26,528)	$(120,540)	$(118,000)	$140,913	$64,957	$38,445	$134,879	$238,281
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
(4) As of December 31, 2014, the Company had $12.6 million invested in Federal Historic Rehabilitation Tax Credit projects which the Company expects to generate Federal Historic Rehabilitation Tax Credits in 2015 and 2016 when the projects are completed, receive the certificate of occupancy, and the property is placed in service. The amount of tax credits to be received will be determined when the costs are certified.
The amortization of tax credit investments for the three month periods ended March 31, 2015 and March 31, 2014 were as follows (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Federal NMTC (1)	$3,305	$1,914
Low-Income Housing	724	541
Federal Historic Rehabilitation	823	372
Total amortization	$4,852	$2,827
(1) Included in the amortization of Federal NMTC tax credit investments was $1.3 million of amortization related to the QLICI loans generated by the $118.0 million allocation from the CDFI Fund of the U.S. Treasury.

The amount of basis reduction recorded related to the Company's investment in tax credit entities for the three month periods ended March 31, 2015 and March 31, 2014 were as follows (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Federal NMTC	$368	$417
Federal Historic Rehabilitation	138	—
Total basis reduction	$506	$417
The Company also made loans to the tax credit related projects. The proceeds from these loans can be utilized for the generation and use of tax credits on the related real estate project or as funding for the tax credit real estate project itself. These loans are subject to the Company's normal underwriting criteria and all loans were performing according to their contractual terms at March 31, 2015. These loans were classified in the Company's loan portfolio at March 31, 2015 and December 31, 2014 as follows (in thousands):

	March 31, 2015	December 31, 2014
Construction	$82,776	$80,741
Commercial real estate	80,280	67,520
Commercial and industrial	141,379	117,191
Total loans	$304,435	$265,452
7. Long-term Borrowings
Subordinated Notes Due 2025
In February 2015, the Company issued $60.0 million in aggregate principal amount of subordinated notes to certain qualified institutional investors. Unless earlier redeemed, the notes have a maturity date of February 18, 2025 and bear interest, payable semiannually in arrears on February 18 and August 18 of each year, commencing August 18, 2015, at a fixed interest rate of 5.75% per year.
The notes are not convertible into common stock or preferred stock of the Company and are not subject to redemption at the option of the holders. The notes may be redeemed by the Company, in whole or in part, on or after November 18, 2024 or, in whole but not in part, under certain limited circumstances set forth in the Indenture. Any redemption by the Company would be at a redemption price equal to 100% of the principal balance being redeemed, together with any accrued and unpaid interest to the date of redemption.
Principal and interest on the notes are not subject to acceleration, except upon certain bankruptcy-related events. The notes are the unsecured, subordinated obligations of the Company and rank junior in right of payment to the Company’s current and future senior indebtedness and to the Company’s obligations to its general creditors.
The Company plans to use the net proceeds from the sale of the subordinated notes for general corporate purposes, which may include supporting the continued growth of its business, acquisitions, and the redemption or repayment of other fixed obligations.
Employee Stock Ownership Plan Loan
In March 2015, the Company sponsored Employee Stock Ownership Trust entered into a loan from First National Bankers Bank (FNBB) in order to purchase 100,000 shares of Company stock for $3.3 million. This borrowing is required to be recorded on the Company’s balance sheet, with an offsetting entry to additional paid-in capital. The loan matures on December 5, 2024, and bears interest at a floating rate equal to the Wall Street Journal Prime rate, which was 3.25% as of March 31, 2015. The loan is subject to a pledge of 99,000 shares of the Company stock, owned by the Trust, as of March 31, 2015.
The $40.0 million borrowing included within long-term borrowings at March 31, 2015 and December 31, 2014 consists of a borrowing by the Company from Credit Suisse which is in the legal form of a long-term repurchase agreement. The borrowing matures on April 1, 2019, and bears interest at a floating rate equal to three-month USD LIBOR plus 1.35%, and was 1.61% at March 31, 2015.

The following table includes a summary of long-term borrowings as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
FNBB	$3,392	$—
Credit Suisse Securities (USA) LLC	40,000	40,000
5.75% Subordinated Notes due 2025	60,000	—
Total long-term borrowings	$103,392	$40,000
8. Derivative - Interest Rate Swap Agreements
Interest Rate Swaps. During 2014, the Company entered into three delayed interest rate swaps with Counterparty C to manage exposure against the variability in the expected future cash flows attributed to changes in the benchmark interest rate on a portion of its variable-rate debt. The Company entered into these interest rate swap agreements to convert a portion of its forecasted variable-rate debt to a fixed rate, which is a cash flow hedge of a forecasted transaction. The total notional amount of the three derivative contracts is $165.0 million.
In December 2014, the Company terminated its cash flow hedge with Counterparty A, which the Company had entered into in 2012, as internal forecasts for future interest rates changed since this transaction was initiated. The total notional amount of the derivative contract was $115.0 million. The termination of the cash flow hedge resulted in a loss of $8.0 million which had been reflected in the Company’s operating cash flows and will be reclassified from accumulated other comprehensive income (loss) to net income as interest expense as it is amortized over a multi-year period consistent with the original maturity dates of the hedge which began in January 2015 and terminates in January 2022.
The Company entered into a delayed interest rate swap with Counterparty B in 2013 to manage exposure against the variability in the expected future cash flows attributed to changes in the benchmark interest rate on a portion of its variable-rate debt. The Company entered into this interest rate swap agreement to convert a portion of its variable-rate debt to a fixed rate, which is a cash flow hedge of a forecasted transaction. The total notional amount of the derivative contract is $150.0 million.
Interest Rate-Prime Swaps. In March 2015, the Company entered into four interest rate swaps with Counterparty C to manage exposure against the variability in the expected future cash flows on the designated Prime plus 1% floored at 5%, Prime plus 2%, Prime plus 2% actual/365, and Prime plus 2.25% pools of its floating rate loan portfolio (the Prime Hedges). The Company entered into the interest rate-prime swap agreements to hedge the cash flows from these pools of its floating rate loan portfolio, which is expected to offset the variability in the expected future cash flows attributable to the fluctuations in the daily weighted average Wall Street Journal Prime index, which is a cash flow hedge of a forecasted transaction. The notional amount of the contracts are Prime plus 1% floored at 5% tranche of $40.0 million, Prime plus 2% tranche of $15.0 million, Prime plus 2% actual/365 tranche of $10.0 million, and Prime plus 2.25% tranche of $10.0 million for a total notional amount of $75.0 million. The Company will receive payments from the counterparty at a fixed rate of interest and pay the counterparty at the Prime rate associated with each tranche on its notional amount. The Prime plus 1% floored at 5% tranche will receive payments at a fixed rate of 5.81% and pay the counterparty at Prime plus 1%, floored at 5% on the notional amount. The Prime plus 2% and Prime plus 2% actual/365 tranches will receive payments at a fixed rate of 6.56% and pay the counterparty at Prime plus 2% on the notional amounts. The Prime plus 2.25% tranche will receive payments at a fixed rate of 6.81% and pay the counterparty at Prime plus 2.25% on the notional amount. The cash flow payments on the derivatives begin March 2015 and terminate March 2021.
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

Information pertaining to outstanding derivative instruments is as follows (in thousands):

		Derivative Assets Fair Value			Derivative Liabilities Fair Value
	Balance Sheet Location	March 31, 2015	December 31, 2014	Balance Sheet Location	March 31, 2015	December 31, 2014
Derivatives designated as hedging instruments under ASC Topic 815:
Interest rate swaps - Counterparty B	Other Assets	$—	$—	Other Liabilities	$19,783	$15,995
Interest rate-prime swaps - Counterparty B	Other Assets	5,415	3,042	Other Liabilities	—	—
Interest rate swaps - Counterparty C	Other Assets	—	37	Other Liabilities	2,787	—
Interest rate-prime swaps - Counterparty C	Other Assets	466	—	Other Liabilities	—	—
		$5,881	$3,079		$22,570	$15,995
The Company entered into master netting arrangements with both Counterparty B and Counterparty C whereby the delayed interest rate swaps and Prime Hedges would be settled net. Net fair values of the Counterparty B and Counterparty C delayed interest rate swaps and Prime Hedges as of March 31, 2015 and December 31, 2014 are as follows (in thousands):

	March 31, 2015
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
		Derivatives	Collateral	Net
Derivatives subject to master netting arrangements:
Derivative assets:
Interest rate-prime swaps - Counterparty B	$5,415	$—	$—	$5,415
Interest rate-prime swaps - Counterparty C	466	—	—	466
	$5,881	$—	$—	$5,881
Derivative liabilities:
Interest rate swaps - Counterparty B	$19,783	$—	$—	$19,783
Interest rate swaps - Counterparty C	2,787	—	—	2,787
	$22,570	—	—	$22,570

Net derivative liability	$16,689	$—	$—	$16,689

	December 31, 2014
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
		Derivatives	Collateral	Net
Derivatives subject to master netting arrangements:
Derivative assets:
Interest rate-prime swaps - Counterparty B	$3,042	$—	$—	$3,042
	$3,042	$—	$—	$3,042
Derivative liabilities:
Interest rate swaps - Counterparty B	$15,995	$—	$—	$15,995
	$15,995	—	—	$15,995

Net derivative liability	$12,953	$—	$—	$12,953
Pursuant to the interest rate swap agreements described above with Counterparty B, the Company pledged collateral in the form of investment securities totaling $16.2 million (with a fair value at March 31, 2015 of $16.7 million), which has been presented gross in the Company’s balance sheet. Pursuant to the interest rate swap agreements described above with Counterparty C, the Company pledged collateral in the form of investment securities totaling $4.5 million (with a fair value at March 31, 2015 of $4.0 million), which has been presented gross in the Company’s balance sheet. There was no collateral posted from the counterparties to the Company as of March 31, 2015.
For the three months ended March 31, 2015, the Company reclassified $0.3 million from accumulated other comprehensive income (loss) into interest expense as a result of the discontinuance of the cash flow hedge with Counterparty A. No amounts were reclassified into earnings for the three months ended March 31, 2014.
As of March 31, 2015 and 2014, no amounts of gains or losses have been reclassified from accumulated comprehensive income (loss), nor have any amounts of gains or losses been recognized due to ineffectiveness of a portion of the derivatives. At March 31, 2015, no amount of the derivatives will mature within the next 12 months. The Company does not expect to reclassify any amount from accumulated other comprehensive income (loss) into interest income over the next 12 months for derivatives that will be settled.
At March 31, 2015 and 2014, and for the three months then ended, information pertaining to the effect of the hedging instruments on the consolidated financial statements is as follows (in thousands):

	Amount of Gain (Loss) Recognized in OCI, net of taxes (Effective Portion)
	As of March 31,
Derivatives in ASC Topic 815 Cash Flow Hedging Relationships:	2015	2014
Interest rate swap with Counterparty A	$(5,021)	$(751)
Interest rate swap and prime swaps with Counterparty B	(9,339)	(4,622)
Interest rate swap and prime swaps with Counterparty C	(1,510)	$—
Total	$(15,870)	$(5,373)
9. Income Taxes
The income tax benefit on the statement of income for the three months ended March 31, 2015 and 2014 was as follows (in thousands):

	March 31, 2015	March 31, 2014
Current tax expense	$1,080	$300
Deferred tax benefit	(12,520)	(5,258)
Total tax benefit	$(11,440)	$(4,958)
The amount of taxes in the accompanying consolidated statements of income is different from the expected amount using statutory federal income tax rates primarily due to the effect of various tax credits. As discussed in Note 6, the Company earns Federal NMTC, Federal Historic Rehabilitation, and Low-Income Housing tax credits, which reduce the Company’s federal income tax liability or create a carryforward as applicable. The Company is also required to reduce its tax basis of the investment in certain of the projects that generated the Federal NMTC or Federal Historic Rehabilitation tax credits by the amount of the credit generated in that year. No valuation allowance was recorded for the net deferred tax assets at March 31, 2015 and December 31, 2014, as the amounts will more likely than not be realized as reductions of future taxable income or by utilizing available tax planning strategies.
10. Commitments and Contingencies
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
The following is a summary of the total notional amount of loan commitments and standby letters of credit outstanding at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Standby letters of credit	$109,057	$110,636
Unused loan commitments	641,697	509,665
Total	$750,754	$620,301
11. Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income (loss) and changes in those components are presented in the following table (in thousands):

	Cash Flow Hedges(1)	Terminated Cash Flow Hedge(2)	Transfers of Available for Sale Securities to Held to Maturity	Available for Sale Securities	Total
Balance at January 1, 2015	$(8,396)	$(5,194)	$(3,354)	$(2,793)	$(19,737)
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain (loss)	(3,773)	—	—	3,783	10
Reclassification of net losses realized and included in earnings	—	266	—	—	266
Amortization of unrealized net gain	—	—	128	—	128
Income tax expense (benefit)	(1,320)	93	45	1,323	141
Balance at March 31, 2015	$(10,849)	$(5,021)	$(3,271)	$(333)	$(19,474)

	Cash Flow Hedges(1)	Terminated Cash Flow Hedge(2)	Transfers of Available for Sale Securities to Held to Maturity	Available for Sale Securities	Total
Balance at January 1, 2014	$(2,054)	$—	$(3,710)	$(10,751)	$(16,515)
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain (loss)	(5,106)	—	—	5,511	405
Amortization of unrealized net gain	—	—	104	—	104
Income tax expense (benefit)	(1,787)	—	36	1,929	178
Balance at March 31, 2014	$(5,373)	$—	$(3,642)	$(7,169)	$(16,184)
(1) Balances in the Cash Flow Hedge column represent the net operating changes in all of the Company's cash flow hedge relationships as of the dates stated.
(2) Balances in the Terminated Cash Flow Hedge column represent the net unrealized loss at termination of a certain cash flow hedge relationship. See Note 8 for further explanation on the terminated cash flow hedge.
12. Capital Requirements and Other Regulatory Matters
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, Tier 1 capital to average assets, and common equity tier 1 to risk-weighted assets. Management believes, as of March 31, 2015 and December 31, 2014, that the Company and the Bank met all capital adequacy requirements to which they are subject.
As of March 31, 2015, the Bank was in compliance with all regulatory requirements and the Bank was classified as “well capitalized” for purposes of the Federal Deposit Insurance Corporation's prompt corrective action requirements. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and common equity tier 1 ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed that categorization.
The following tables present the actual capital amounts and regulatory capital ratios for the Company and the Bank as of March 31, 2015 and December 31, 2014:

		March 31, 2015
	"Well Capitalized" Minimums	Actual
(in thousands)		Ratio	Amount
First NBC Bank Holding Company
Tier 1 leverage capital		9.99%	$388,593
Tier 1 risk-based capital		11.01%	388,593
Total risk-based capital		13.97%	493,267
Common equity tier 1 risk-based capital		9.81%	346,187
First NBC Bank
Tier 1 leverage capital	5.00%	10.71%	$415,939
Tier 1 risk-based capital	8.00%	11.79%	415,939
Total risk-based capital	10.00%	13.06%	460,613
Common equity tier 1 risk-based capital	6.50%	11.79%	415,939

		December 31, 2014
	"Well Capitalized" Minimums	Actual
(in thousands)		Ratio	Amount
First NBC Bank Holding Company
Tier 1 leverage capital		10.66%	$387,224
Tier 1 risk-based capital		11.59%	387,224
Total risk-based capital		12.84%	428,962
Common equity tier 1 risk-based capital		NA	NA
First NBC Bank
Tier 1 leverage capital	5.00%	9.95%	$361,078
Tier 1 risk-based capital	6.00%	10.82%	361,078
Total risk-based capital	10.00%	12.07%	402,816
Common equity tier 1 risk-based capital	NA	NA	NA
13. Fair Value of Financial Instruments
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

A description of the valuation methodologies used for instruments measured at fair value follows, as well as the classification of such instruments within the valuation hierarchy. Securities are classified within Level 1 when quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using pricing models or quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Examples include certain available for sale securities. The Company’s investment portfolio did not include Level 3 securities as of March 31, 2015 and December 31, 2014.
The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy, based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

		March 31, 2015
		Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Assets ( Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities:
U.S. government agency securities	$161,768	$—	$161,768	$—
U.S. Treasury securities	12,801	—	12,801	—
Municipal securities	12,284	—	12,284	—
Mortgage-backed securities	62,747	—	62,747	—
Corporate bonds	8,244	—	8,244	—
Other equity securities	21	—	21	—
	$257,865	$—	$257,865	$—
Liabilities
Derivative instruments	$16,689	$—	$16,689	$—

		December 31, 2014
		Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Assets ( Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities:
U.S. government agency securities	$157,527	$—	$157,527	$—
U.S. Treasury securities	12,610	—	12,610	—
Municipal securities	12,246	—	12,246	—
Mortgage-backed securities	57,087	—	57,087	—
Corporate bonds	8,177	—	8,177	—
	$247,647	$—	$247,647	$—
Derivative instruments	37	—	37	—
Total	$247,684	$—	$247,684	$—
Liabilities
Derivative instruments	$12,953	$—	$12,953	$—
The Company has segregated all financial assets and liabilities that are measured at fair value on a nonrecurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

		March 31, 2015
		Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Assets ( Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Loans	$27,647	$—	$—	$27,647
Other real estate owned	2,946	—	—	2,946
	$30,593	$—	$—	$30,593

		December 31, 2014
		Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Assets ( Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Loans	$20,679	$—	$—	$20,679
Other real estate owned	3,022	—	—	3,022
	$23,701	$—	$—	$23,701
In accordance with ASC Topic 310, the Company records loans and other real estate considered impaired at the lower of cost or fair value. Impaired loans, recorded at fair value, are Level 3 assets measured using appraisals from external parties of the collateral, less any prior liens primarily using the market or income approach.
The Company did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis during the three months ended March 31, 2015 or the year ended December 31, 2014.
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
The estimated fair values of the Company’s financial instruments were as follows as of the dates indicated (in thousands):

	Fair Value Measurements at March 31, 2015
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$53,234	$53,234	$53,234	$—	$—
Short-term investments	151,586	151,586	151,586	—	—
Investment in short-term receivables	236,644	236,644	236,644	—	—
Investment securities available for sale	257,865	257,865	—	257,865	—
Investment securities held to maturity	87,265	89,332	—	89,332	—
Loans and loans held for sale	2,908,025	3,135,123	—	—	3,135,123
Cash surrender value of bank-owned life insurance	47,641	47,641	47,641	—	—
Financial Liabilities:
Deposits, noninterest-bearing	433,377	433,377	—	433,377	—
Deposits, interest-bearing	2,933,069	2,904,142	—	—	2,904,142
Repurchase agreements	111,864	111,864	—	111,864	—
Long-term borrowings	103,392	103,080	—	—	103,080
Derivative instruments	16,689	16,689	—	16,689	—

	Fair Value Measurements at December 31, 2014
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$32,484	$32,484	$32,484	$—	$—
Short-term investments	18,404	18,404	18,404	—	—
Investment in short-term receivables	237,135	237,135	237,135	—	—
Investment securities available for sale	247,647	247,647	—	247,647	—
Investment securities held to maturity	89,076	90,956	—	90,956	—
Loans and loans held for sale	2,775,886	3,003,280	—	—	3,003,280
Cash surrender value of bank-owned life insurance	47,289	47,289	47,289	—	—
Derivative instruments	37	37	—	37	—
Financial Liabilities:
Deposits, noninterest-bearing	364,534	364,534	—	364,534	—
Deposits, interest-bearing	2,756,316	2,722,134	—	—	2,722,134
Repurchase agreements	117,991	117,991	—	117,991	—
Long-term borrowings	40,000	42,270	—	—	42,270
Derivative instruments	12,953	12,953	—	12,953	—

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of First NBC Bank Holding Company and its wholly owned subsidiary, First NBC Bank, as of March 31, 2015 and December 31, 2014 and for the three month period ended March 31, 2015 and March 31, 2014. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements, the accompanying footnotes and supplemental data included herein.
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
Forward-looking statements are not historical facts and may be affected by numerous factors, many of which are uncertain and beyond the Company’s control. Factors that may cause actual results to differ materially from these forward-looking statements are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and other filings with the Securities and Exchange Commission (“SEC”). The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.
EXECUTIVE OVERVIEW
The Company is a bank holding company, which operates through one segment, community banking, and offers a broad range of financial services to businesses, institutions, and individuals in its market area of southeastern Louisiana, the Mississippi Gulf Coast, and the Florida panhandle. The Company generates most of its revenue from interest on loans and investments, service charges, income from sales of state tax credits and CDE fees earned. The Company’s primary source of funding for its loans is deposits. The largest expenses are interest on these deposits and salaries and related employee benefits. The Company measures its performance through its net interest margin, return on average assets and return on average common equity, while maintaining appropriate regulatory leverage and risk-based capital ratios.
For the quarter ended March 31, 2015, the Company’s income available to common shareholders totaled $15.7 million, an increase of $3.2 million, or 25.5%, compared to the quarter ended March 31, 2014. Diluted earnings per share for the three months ended March 31, 2015 were $0.82, an increase of $0.16, or 24.2%, compared to the three months ended March 31, 2014.
Key components of the Company’s performance during the first three months of 2015 are summarized below.

•
On January 16, 2015, the Company acquired $62.3 million of assets and assumed all of the deposit liabilities from the Federal Deposit Insurance Corporation ("FDIC") as receiver for First National Bank of Crestview ("Crestview"), a full service commercial bank headquartered in Crestview, Florida, which was closed and placed into receivership.

•	Total assets at March 31, 2015 were $4.1 billion, an increase of $318.7 million, or 8.5%, from December 31, 2014.

•
Total loans at March 31, 2015 were $2.9 billion, an increase of $129.8 million, or 4.7%, from December 31, 2014. The increase in loans was primarily due to increases of $28.8 million, or 8.8%, in construction loans and $46.5 million, or 4.5%, in commercial loans from December 31, 2014.

•
Total deposits increased $245.6 million, or 7.9%, from December 31, 2014. The increase was due primarily to increases in money market deposits of $78.8 million, or 7.5%, and noninterest-bearing demand deposits of $68.8 million, or 18.9%, from December 31, 2014.

•	Shareholders’ equity increased $13.6 million, or 3.1%, to $450.0 million from December 31, 2014. The increase was primarily attributable to the Company’s retained earnings over the period.

•	Interest income increased $3.9 million, or 11.2%, in the first quarter of 2015 compared to the first quarter of 2014. The increases were driven primarily by higher volume on loans.

•
Interest expense increased $1.2 million, or 11.4%, in the first quarter of 2015 compared to the first quarter of 2014. The increases were primarily due to higher average balances of interest-bearing deposits and the issuance of $60.0 million in subordinated debentures during the first quarter of 2015 which bear interest at 5.75%. The Company’s cost of funds decreased 7 basis points compared to the first quarter of 2014.

•	The Company’s ratio of allowance for loan losses to total loans was 1.56%, compared to 1.53% at December 31, 2014 and 1.39% at March 31, 2014.

•	Net charge-offs for the first quarter of 2015 were $0.1 million, compared to net loan charge-offs of $0.7 million for the first quarter of 2014.

•
Noninterest income for the first quarter of 2015 decreased $0.8 million, or 25.3%, compared to the first quarter of 2014 due primarily to decreases in CDE fees of $0.6 million and income from sales of state tax credits of $0.5 million, offset by an increase in cash surrender value income on bank-owned life insurance of $0.2 million.

•
Noninterest expense for the first quarter of 2015 increased $5.2 million, or 29.8%, compared to the first quarter of 2014. The increase in noninterest expense in the first quarter of 2015 compared to the first quarter of 2014 resulted primarily from increases in all other components of noninterest expense, primarily tax credit amortization of $2.0 million and salaries and employee benefits of $1.5 million.

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
Accordingly, in measuring the Company’s financial performance, in addition to financial measures that are prepared in accordance with GAAP, management utilizes a non-GAAP performance measure that adjusts noninterest income to reflect the effect of the federal income taxes generated from the Company’s investment in tax credit entities to derive at an adjusted income before income taxes non-GAAP measure. The non-GAAP measure of adjusted income before income taxes is reconciled to the corresponding measure determined in accordance with GAAP on “Table 1-Reconciliations of Non-GAAP Financial Measures.” Management believes that this non-GAAP financial measure should facilitate an investor’s understanding and analysis of the Company’s underlying financial performance and trends, in addition to the corresponding financial information prepared and reported in accordance with GAAP.
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

TABLE 1-RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES

	For the Three Months Ended
(In thousands, except per share data)	March 31, 2015	March 31, 2014
Income before income taxes:
Income before income taxes (GAAP)	$4,628	$7,870
Income adjustment before income taxes related to the impact of tax credit related activities (Non-GAAP)
Tax equivalent income associated with investment in federal tax credit programs(1)	18,583	10,142
Income before income taxes (Non-GAAP)	23,211	18,012
Income tax expense-adjusted (Non-GAAP)	(7,143)	(5,184)
Net income (GAAP)	$16,068	$12,828

	As of
	March 31, 2015	December 31, 2014
Tangible equity and asset calculations:
Total equity (GAAP)	$449,963	$436,374
Adjustments:
Preferred equity	42,406	42,406
Goodwill	4,808	4,808
Other intangibles	2,931	3,023
Tangible common equity	$399,818	$386,137

Total assets (GAAP)	$4,069,322	$3,750,617
Adjustments:
Goodwill	4,808	4,808
Other intangibles	2,931	3,023
Tangible assets	$4,061,583	$3,742,786

Total common shares	18,610	18,576
Book value per common share	$21.90	$21.21
Effect of adjustment	0.42	0.42
Tangible book value per common share	$21.48	$20.79
Total shareholders' equity to assets	11.06%	11.63%
Effect of adjustment	1.22%	1.31%
Tangible common equity to tangible assets	9.84%	10.32%

(1)	Tax equivalent income associated with investment in federal tax credit programs represents the gross amount of tax benefit from federal tax credits.

FINANCIAL CONDITION
Assets increased $318.7 million, or 8.5%, to $4.1 billion as of March 31, 2015 compared to $3.8 billion as of December 31, 2014 as the Company continued to experience strong growth in the New Orleans market area. Net loans increased $126.9 million, or 4.6%, to $2.9 billion as of March 31, 2015, compared to $2.7 billion as of December 31, 2014. The Company’s investment securities portfolio totaled $345.1 million compared to $336.7 million as of December 31, 2014, an increase of 2.5%. Deposits increased $245.6 million, or 7.9%, to $3.4 billion as of March 31, 2015, compared to $3.1 billion as of December 31, 2014. Total shareholders’ equity increased $13.6 million, or 3.1%, to $450.0 million as of March 31, 2015, compared to $436.4 million as of December 31, 2014.
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

The following table sets forth the amount of loans, by category, as of the respective periods:
TABLE 2-TOTAL LOANS BY LOAN TYPE

	March 31, 2015		December 31, 2014
(In thousands)	Amount	Percent	Amount	Percent
Construction	$356,487	12.3%	$327,677	11.8%
Commercial real estate	1,291,344	44.5%	1,264,371	45.6%
Consumer real estate	161,308	5.6%	132,950	4.8%
Commercial and industrial	1,077,153	37.1%	1,030,629	37.2%
Consumer	17,747	0.5%	18,637	0.6%
Total loans	$2,904,039	100%	$2,774,264	100%
The Company’s primary focus has been on commercial real estate and commercial lending, which represented approximately 82% and 83% of the loan portfolio as of March 31, 2015 and December 31, 2014, respectively. Although management expects continued growth with respect to the loan portfolio, it does not expect any significant changes over the foreseeable future in the composition of the loan portfolio or in the emphasis on commercial real estate and commercial lending.
A significant portion, $412.2 million, or 32.3%, as of March 31, 2015, compared to $419.3 million, or 33.5%, as of December 31, 2014, of the commercial real estate exposure represented loans to commercial businesses secured by owner occupied real estate which, in effect, are commercial loans with the borrowers’ real estate providing a secondary source of repayment. The Company's construction portfolio increased $28.8 million, or 8.8%, compared to December 31, 2014. The increase in the construction portfolio has been due to the funding of construction loans related to hotels, residential real estate development, and federal tax credit related projects.
Commercial loans, which represent 37.1% of total loans in the portfolio, increased $46.5 million, or 4.5%, compared to December 31, 2014. The Company attributes its commercial loan growth to increases in all segments of the portfolio. The Company has exposure to oil and gas in its commercial loan portfolio. As of March 31, 2015, the Company's oil and gas exposure was 3.4% of its total loan portfolio. The Company had outstanding commitments of $10.5 million related to its oil and gas portfolio, of which $6.4 million was related to exploration and production. The Company had $57.4 million in loans related to exploration and production in its oil and gas portfolio. The Company is actively monitoring its oil and gas related credits.
The consumer real estate loan portfolio increased $28.4 million, or 21.3%, compared to December 31, 2014. The increase in consumer real estate loans was attributable to the acquisition of $21.5 million in consumer real estate loans in the Crestview acquisition.
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

The following table sets forth information regarding nonperforming assets as of the dates indicated:
TABLE 3-NONPERFORMING ASSETS

(In thousands)	March 31, 2015	December 31, 2014
Nonaccrual loans:
Construction	$965	$792
Commercial real estate	13,709	12,146
Consumer real estate	2,091	1,919
Commercial and industrial	6,172	6,051
Consumer	41	320
Total nonaccrual loans	22,978	21,228
Restructured loans	1,427	1,571
Total nonperforming loans	24,405	22,799
Other assets owned(1)	293	290
Other real estate owned	4,966	5,549
Total nonperforming assets	$29,664	$28,638
Accruing loans past due 90+ days	$13	$28
Nonperforming loans to total loans	0.84%	0.82%
Nonperforming loans to total assets	0.60%	0.61%
Nonperforming assets to total assets	0.73%	0.76%
Nonperforming assets to loans, other real estate owned and other assets owned	1.02%	1.03%

(1)	Represents repossessed property other than real estate.
Approximately $0.3 million and $1.0 million of gross interest income would have been accrued if all loans on nonaccrual status had been current in accordance with their original terms at March 31, 2015 and December 31, 2014.
Total nonperforming assets increased $1.0 million, or 3.6%, as compared to December 31, 2014, and total nonperforming assets as a percentage of loans and other real estate owned decreased by 1 basis points over the period. The decrease resulted primarily from a decrease in other real estate owned of $0.6 million, or 10.5%, compared to December 31, 2014.
Potential problem loans are those loans that are not categorized as nonperforming loans, but where current information indicates that the borrower may not be able to comply with present loan repayment terms. These are generally referred to as its watch list loans. The Company monitors past due status as an indicator of credit deterioration and potential problem loans. A loan is considered past due when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. To the extent that loans become past due, management assesses the potential for loss on such loans as it would with other problem loans and considers the effect of any potential loss in determining its provision for probable loan losses. Management also assesses alternatives to maximize collection of any past due loans, including, without limitation, restructuring loan terms, requiring additional loan guarantee(s) or collateral or other planned action. Additional information regarding past due loans as of March 31, 2015 is included in Note 5 to the Company’s financial statements included in this report.
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

The allowance for loan losses was $45.2 million, or 1.56%, of total loans, as of March 31, 2015, compared to $34.5 million, or 1.39% of total loans, as of March 31, 2014, an increase of 17 basis points over the period.
The following table provides an analysis of the allowance for loan losses and net charge-offs for the respective periods:
TABLE 4-SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

	For the Three Months Ended March 31,
(In thousands)	2015	2014
Balance, beginning of period	$42,336	$32,143
Charge-offs:
Construction	2	4
Commercial real estate	29	386
Consumer real estate	—	43
Commercial and industrial	150	254
Consumer	26	10
Total charge-offs	207	697
Recoveries:
Construction	—	—
Commercial real estate	—	1
Consumer real estate	—	—
Commercial and industrial	61	13
Consumer	5	5
Total recoveries	66	19
Net charge-offs	141	678
Provision for loan loss	3,000	3,000
Balance, end of period	$45,195	$34,465
Net charge-offs to average loans	0.01%	0.03%
Allowance for loan losses to total loans	1.56%	1.39%
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
The allowance for loan losses is allocated to loan categories based on the relative risk characteristics, asset classifications, and actual loss experience of the loan portfolio. Note 5 of the footnotes to the consolidated financial statements provides further information on the Company’s allowance for loan losses.
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
The securities portfolio consists primarily of U.S. government agency obligations, mortgage-backed securities, and municipal securities, although the Company also holds corporate bonds. All of the securities have varying contractual maturities. However, these maturities do not necessarily represent the expected life of the securities as the securities may be called or paid down with or without penalty prior to their stated maturities, and the targeted duration for the investment portfolios is in the three to four year range. No investment in any of these securities exceeds any applicable limitation imposed by law or regulation. The Asset Liability Committee reviews the investment portfolio on an ongoing basis to ensure that the investments conform to the Company’s investment policy. All securities as of March 31, 2015 were classified as Level 2 assets, as their fair value was estimated using pricing models or quoted prices of securities with similar characteristics.
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
The Company’s investment securities portfolio totaled $345.1 million at March 31, 2015, an increase of $8.4 million, or 2.5%, from December 31, 2014. The increase was attributable to the available for sale securities acquired from the Crestview transaction which totaled $9.4 million as of March 31, 2015. As of March 31, 2015, investment securities having a carrying value of $289.7 million were pledged to secure public deposits, securities sold under agreements to repurchase and borrowings.
The following table presents a summary of the amortized cost and estimated fair value of the investment portfolio:
TABLE 5-CARRYING VALUE OF SECURITIES

	March 31, 2015			December 31, 2014
(In thousands)	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value
Available for sale:
U.S. government agency securities	$162,439	$(671)	$161,768	$161,461	$(3,934)	$157,527
U.S. Treasury securities	13,018	(217)	12,801	13,019	(409)	12,610
Municipal securities	12,160	124	12,284	12,175	71	12,246
Mortgage-backed securities	62,516	231	62,747	57,025	62	57,087
Corporate bonds	8,224	20	8,244	8,263	(86)	8,177
Other equity securities	21	—	21	—	—	—
Total available for sale	$258,378	$(513)	$257,865	$251,943	$(4,296)	$247,647
Held to maturity:
Municipal securities	$40,071	$2,416	$42,487	$41,255	$2,120	$43,375
Mortgage-backed securities	47,194	(349)	46,845	47,821	(240)	47,581
Total held to maturity	$87,265	$2,067	$89,332	$89,076	$1,880	$90,956
As of March 31, 2015, all of the Company’s mortgage-backed securities were agency securities and the Company did not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, sub-prime, Alt-A, or second lien elements in the investment portfolio.
The funds generated as a result of sales and prepayments are used to fund loan growth and purchase other securities. The Company monitors the market conditions to take advantage of market opportunities with the appropriate interest rate risk management objectives.
Note 4 to the consolidated financial statements included in this report provides further information on the Company’s investment securities.
Investments in Short-term Receivables
The Company invests in short-term trade receivables. These receivables are traded on an exchange and are covered by a repurchase agreement of the seller of the receivables, if not paid within a specified period of time. The Company invests in these receivables since they provide a higher short-term return for the Company. The Company had $236.6 million invested in short-term receivables at March 31, 2015, a decrease of $0.5 million, or 0.2%, compared to December 31, 2014.
Short-term Investments
Short-term investments result from excess funds that fluctuate daily depending on the funding needs of the Company and are currently invested overnight in interest-bearing deposit accounts at the Federal Reserve Bank of Atlanta, First National Bankers Bank, JP Morgan Chase Bank, and Comerica Bank. The balance in interest-bearing deposits at other institutions increased

$133.2 million, to $151.6 million at March 31, 2015, from $18.4 million at December 31, 2014. The primary cause of the increase at March 31, 2015 was the existence of cash from excess deposits and proceeds from the issuance of the subordinated debenture which had not been reinvested at March 31, 2015. The Company’s cash activity is further discussed in the “Liquidity and Capital Resources” section below.
Investment in Tax Credit Entities
The Company has received a total of $118.0 million in Federal New Markets Tax Credits (NMTC) allocations since 2011. The Company received allocations of $50.0 million in 2013, $40.0 million in 2012, and $28.0 million in 2011. The Company was notified during 2014 by the Community Development Financial Institutions Fund (CDFI) of the U.S. Treasury that it did not receive an allocation of Federal NMTC. The lack of an allocation in 2014 did not preclude the Company from making investments in Federal NMTC projects and utilizing Federal NMTC allocations of other CDEs as was common practice for the Company when it began its tax credit investment program. The Company generated 42% of its total tax credit investment from Federal New Markets Tax Credit projects, which consisted of 59% invested in outside CDEs and 41% invested in the Company’s CDE, 37% was generated by investments in Federal Historic Rehabilitation Tax Credits, and 21% was generated by investments in Low-Income Housing Tax Credits. The Company has made and will continue to make material investments in tax credit-motivated projects. The Company generates returns on tax credit-motivated projects through the receipt of federal and, if applicable, state tax credits. The Company maintains a pipeline of tax credit eligible projects which it may invest in to generate federal tax credits. The Company expects to generate Federal Historic Rehabilitation Tax Credits of $27.4 million $32.6 million, and $1.2 million in 2015, 2016, and 2017, respectively. Table 14-Future Tax Credits provides information on tax credits the Company expects to generate in future years based on investments the Company has made as of December 31, 2014.
The Company’s investment in tax credit entities totaled $147.1 million as of March 31, 2015, an increase of $6.2 million, or 4.4%, compared to December 31, 2014. The Company has seen increasing demand in its markets for investment in tax credit projects. The Company anticipates its investment in tax credit entities to be driven by increases in Federal Historic Rehabilitation Tax Credit project investments in 2015 and 2016. The Low-Income Housing and Federal NMTC associated with the Company's investment in tax credit entities are recognized over the compliance periods of the respective projects, which range from seven to 15 years. Projects for which an investment was made during 2011 to 2013 from the Company's own tax credit allocation substantially increased the Company's supply of credits recognizable over future periods.
Deferred Tax Asset
The Company had a net deferred tax asset of $95.8 million as of March 31, 2015 due to its tax net operating losses, carryforwards related to unused tax credits, and the non-deductibility of the loan loss provision for tax purposes. The Company assesses the recoverability of its deferred tax asset quarterly, and the current and projected level of taxable income provides for the ultimate realization of the carrying value of these deferred tax assets. Net deferred tax assets as of March 31, 2015 increased $12.4 million, or 14.8%, from December 31, 2014, primarily as a result of $13.5 million in estimated tax credits generated during the first three months of 2015 offset by tax credit basis adjustment of $0.5 million and current income tax expense of $0.6 million.
Deposits
Deposits are the Company’s primary source of funds to support earning assets. Total deposits were $3.4 billion at March 31, 2015, compared to $3.1 billion at December 31, 2014, an increase of $245.6 million, or 7.9%, as total interest-bearing deposits were up $176.8 million, or 6.4%. The increase in deposits was due to organic deposit growth of 5.6%, which occurred across all deposit categories, coupled with growth of 2.3% attributable to the assumption of deposit liabilities from the Crestview transaction. The Company also experienced an increase in its money market deposits of $78.8 million, or 7.5%, from December 31, 2014. This increase was a result of a shift by customers from NOW accounts to money market deposit accounts due to the Company lowering NOW account rates in April 2014, especially in lower balance tiers. The increase in certificates of deposit of $32.7 million, or 2.8%, from December 31, 2014 was primarily due to the assumption of $17.0 million in certificates of deposit from the Crestview transaction. The increase was also impacted by the implementation of tiered pricing on its certificates of deposit accounts in the higher balance tiers. As the certificates of deposit mature, the Company has seen its traditional certificate of deposit customers move into money market and NOW accounts due to the implementation of the tiered pricing program. The increase in noninterest-bearing demand deposits of $68.8 million, or 18.9%, was due primarily to the growth initiatives commencing during the fourth quarter of 2014, the increase in commercial customer deposits which has occurred with the expansion of the Company’s commercial lending, and the assumption of $22.8 million in deposits from the Crestview transaction.

The following table sets forth the composition of the Company’s deposits as of March 31, 2015 and December 31, 2014:
TABLE 6-DEPOSIT COMPOSITION BY PRODUCT

					Increase/(Decrease)
(In thousands)	March 31, 2015		December 31, 2014		Amount	Percent
Noninterest-bearing demand	$433,377	12.9%	$364,534	11.7%	$68,843	18.9%
NOW accounts	536,926	15.9%	476,825	15.3%	60,101	12.6%
Money market accounts	1,134,338	33.7%	1,055,505	33.8%	78,833	7.5%
Savings deposits	54,750	1.6%	49,634	1.6%	5,116	10.3%
Certificates of deposit	1,207,055	35.9%	1,174,352	37.6%	32,703	2.8%
Total deposits	$3,366,446	100.0%	$3,120,850	100.0%	$245,596	7.9%
Short-term Borrowings
Although deposits are the primary source of funds for lending, investment activities and general business purposes, as an alternative source of liquidity, the Company may obtain advances from the Federal Home Loan Bank of Dallas, sell investment securities subject to its obligation to repurchase them, purchase Federal funds, and engage in overnight borrowings from the Federal Home Loan Bank or its correspondent banks. The level of short-term borrowings can fluctuate on a daily basis depending on the funding needs and the source of funds to satisfy the needs. The Company had no short-term borrowings outstanding at March 31, 2015 and at December 31, 2014.
The Company also enters into repurchase agreements to facilitate customer transactions that are accounted for as secured borrowings. These transactions typically involve the receipt of deposits from customers that the Company collateralizes with its investment portfolio and had average rates of 1.42% for the three months ended March 31, 2015.
The following table details the average and ending balances of repurchase transactions as of and for the three months ended March 31, 2015 and 2014:
TABLE 7-REPURCHASE TRANSACTIONS

(In thousands)	2015	2014
Average balance	$121,845	$82,753
Ending balance	111,864	106,806
Long-term Borrowings
During February 2015, the Company issued $60.0 million in subordinated debentures, with a rate of 5.75% and a maturity date of February 2025, unless early redeemed. Interest on the debentures is payable semiannually in arrears on February 18 and August 18 of each year, commencing August 18, 2015. The Company plans to use the net proceeds from the sale of the subordinated notes for general corporate purposes, which may include supporting the continued growth of its business, acquisitions, and the redemption or repayment of other fixed obligations.
In March 2015, the Company sponsored Employee Stock Ownership Trust entered into a loan from First National Bankers Bank (FNBB) in order to purchase 100,000 shares of Company stock for $3.3 million. The loan matures on December 5, 2024, and bears interest at a floating rate equal to the Wall Street Journal Prime rate, which was 3.25% as of March 31, 2015. The loan is subject to a pledge of 99,000 shares of the Company stock, owned by the Trust, as of March 31, 2015.
The Company’s other long-term borrowing consist of a borrowing by the Company which is in the legal form of a long-term repurchase agreement which was entered into in connection with the Company’s asset liability management as a hedge against rising interest rates. During 2014, the borrowing was refinanced and its maturity extended to 2019. The interest related to the debt issuances is tied to the London Interbank Offered Rate, or LIBOR, and includes an interest rate cap to fix the rate at specified levels as the index rate rises.
Shareholders’ Equity
Shareholders’ equity provides a source of permanent funding, allows for future growth, and provides the Company with a cushion to withstand unforeseen adverse developments. Shareholders’ equity increased $13.6 million, or 3.1%, from $436.4 million as of December 31, 2014, primarily as a result of the Company’s retained earnings over the period.

Regulatory Capital
As of March 31, 2015, the Company and First NBC Bank were in compliance with all regulatory requirements and First NBC Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action requirements.
The following table presents the actual capital amounts and regulatory capital ratios for the Company and First NBC Bank as of March 31, 2015:
TABLE 8-REGULATORY CAPITAL RATIOS

	“Well Capitalized” Minimums	March 31, 2015
(In thousands)		Actual	Amount
First NBC Bank Holding Company
Tier 1 leverage capital		9.99%	$388,593
Tier 1 risk-based capital		11.01%	388,593
Total risk-based capital		13.97%	493,267
Common equity tier 1 risk-based capital		9.81%	346,187
First NBC Bank
Tier 1 leverage capital	5.00%	10.71%	415,939
Tier 1 risk-based capital	8.00%	11.79%	415,939
Total risk-based capital	10.00%	13.06%	460,613
Common equity tier 1 risk-based capital	6.50%	11.79%	415,939
RESULTS OF OPERATIONS
Income available to common shareholders was $15.7 million and $12.5 million for the three months ended March 31, 2015 and 2014, respectively. Earnings per share on a diluted basis were $0.82 and $0.66 for the first quarters of 2015 and 2014, respectively. For the three months ended March 31, 2015, net interest income increased $2.8 million, or 11.2%, over the same period of 2014, as interest income increased $3.9 million, or 11.2%, and interest expense increased $1.2 million, or 11.4%. The increase in interest income of $3.9 million, compared to the same period of 2014, was due primarily to an increase in average interest-earning assets of $497.3 million, which increased interest income due to volume of $5.5 million. Net interest income was also impacted by an increase in interest expense of $1.2 million during the first quarter of 2015 compared to the first quarter of 2014. The increase was attributable to an increase in average interest-bearing liabilities of $430.7 million, which increased interest expense volume to $1.5 million. Interest expense was also impacted by the subordinated debentures that were issued in February 2015 which bear interest at 5.75% and had a $0.4 million impact on interest expense.
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
The Company’s net interest spread, which is the difference between the average yield earned on average earning assets and the average rates paid on average interest-bearing liabilities, was 2.96% and 3.09% during the three months ended March 31, 2015 and 2014, respectively, a decrease of 13 basis points. The Company’s net interest margin was 3.16% for the first quarter of 2015, compared to 3.30% for the first quarter of 2014, a decrease of 14 basis points.
Net interest income increased to $27.6 million, or 11.2%, for the three months ended March 31, 2015, from $24.8 million for the same period in 2014. The primary driver of the increase in net interest income was a $3.9 million, or 11.2%, increase in interest income during the first quarter of 2015, as compared to the same period in 2014, which was partially offset by a $1.2 million, or 11.4%, increase in interest expense over the same periods. The increase in interest income was due primarily to the significant growth in average interest-earning assets during the first quarter of 2015 to $3.5 billion from $3.1 billion during the first quarter of 2014, which was partially offset by a decrease in the earning asset yield of 20 basis points to 4.47% from 4.67% over the same period in 2014. The decrease in the earning asset yield was due primarily to a 12 basis points impact from the net proceeds from the subordinated debt issuance and excess liquidity of the Company which increased the average short-term investments balance by $87.2 million compared to the prior year. Also impacting the earning asset yield was a decrease of 21 basis points in the loan yield compared to the same period of 2014. This was due primarily to the shift in the loan portfolio to more variable-rate loans than fixed rate loans. The Company entered into four additional Prime rate swaps with a notional amount of $75.0 million during March 2015 to help mitigate this shift to a more evenly balanced portfolio. The Company's total notional value on all of its Prime cash flow hedges is $325.0 million. The decrease in the earning asset yield was offset by a 4 basis points increase in the the average yield of the investment in short-term receivables. The increase in interest expense was due primarily to an increase in average interest-bearing deposits for the first quarter of 2015 to $2.9 billion, as compared to $2.5 billion for the same period in 2014, while the Company's cost of deposits decreased 13 basis points. The decrease in the cost of deposits was due to the Company's tiered pricing strategy on all of its deposit products (including certificates of deposit). The Company's cost of funds decreased 7 basis points compared to the same period in 2014. The decrease in the cost of funds was offset by a 4 basis point increase in the cost of borrowings due to the issuance of the subordinated debentures in February 2015.

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
TABLE 9-AVERAGE BALANCES, NET INTEREST INCOME AND INTEREST YIELDS/RATES

	For the Three Months Ended March 31,
	2015			2014
(In thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets:
Interest-earning assets:
Short-term investments	$117,118	$64	0.22%	$29,961	$15	0.20%
Investment in short-term receivables	233,688	1,690	2.93%	237,514	1,695	2.89%
Investment securities	346,775	2,104	2.46%	369,966	2,352	2.58%
Loans (including fee income)	2,851,659	35,248	5.01%	2,414,495	31,099	5.22%
Total interest-earning assets	3,549,240	39,106	4.47%	3,051,936	35,161	4.67%
Less: Allowance for loan losses	(43,315)			(32,593)
Noninterest-earning assets	454,348			348,342
Total assets	$3,960,273			$3,367,685
Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Savings deposits	$54,262	$82	0.61%	$53,219	$106	0.81%
Money market accounts	1,096,127	3,288	1.22%	711,261	2,480	1.41%
NOW accounts	530,757	1,308	1.00%	518,275	1,439	1.13%
Certificates of deposit under $100,000	339,383	1,278	1.53%	380,367	1,514	1.61%
Certificates of deposit of $100,000 or more	640,396	3,073	1.95%	658,374	3,154	1.94%
CDARS®	219,554	1,215	2.24%	178,935	966	2.19%
Total interest-bearing deposits	2,880,479	10,244	1.44%	2,500,431	9,659	1.57%
Short-term borrowings and repurchase agreements	121,845	427	1.42%	82,931	305	1.49%
Borrowings	70,505	813	4.68%	58,757	349	2.41%
Total interest-bearing liabilities	3,072,829	11,484	1.51%	2,642,119	10,313	1.58%
Noninterest-bearing liabilities:
Non-interest-bearing deposits	405,395			301,642
Other liabilities	40,415			34,938
Total liabilities	3,518,639			2,978,699
Shareholders’ equity	441,634			388,986
Total liabilities and equity	$3,960,273			$3,367,685
Net interest income		$27,622			$24,848
Net interest spread(1)			2.96%			3.09%
Net interest margin(2)			3.16%			3.30%

(1)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

(2)	Net interest margin is net interest income divided by average interest-earning assets.

The following table analyzes the dollar amount of change in interest income and interest expense with respect to the primary components of interest-earning assets and interest-bearing liabilities. The table shows the amount of the change in interest income or interest expense caused by either changes in outstanding balances or changes in interest rates. The effect of a change in balances is measured by applying the average rate during the first period to the average balance (“volume”) change between the two periods. The effect of changes in rate is measured by applying the change in rate between the two periods to the average volume during the first period. Changes attributable to both rate and volume that cannot be segregated have been allocated proportionately to the absolute value of the change due to volume and the change due to rate.
TABLE 10-SUMMARY OF CHANGES IN NET INTEREST INCOME

	For the Three Months Ended March 31,
	2014/2013 Change Attributable To
(In thousands)	Volume	Rate	Total
Interest-earning assets:
Loans (including fee income)	$5,581	$(1,432)	$4,149
Short-term investments	43	6	49
Investment in short-term receivables	(27)	22	(5)
Securities available for sale	(145)	(103)	(248)
Total increase (decrease) in interest income	$5,452	$(1,507)	$3,945
Interest-bearing liabilities:
Savings deposits	$1	$(25)	$(24)
Money market accounts	1,282	(474)	808
NOW accounts	31	(162)	(131)
Certificates of deposit	(26)	(42)	(68)
Borrowed funds	261	325	586
Total increase (decrease) in interest expense	1,549	(378)	1,171
Increase (decrease) in net interest income	$3,903	$(1,129)	$2,774
Provision for Loan Losses
The provision for loan losses represents management’s determination of the amount necessary to be charged against the current period’s earnings to maintain the allowance for loan losses at a level that is considered appropriate in relation to the estimated losses inherent in the loan portfolio. The Company assesses the allowance for loan losses monthly and will make provisions for loan losses as deemed appropriate.
For the three months ended March 31, 2015 and March 31, 2014, the provision for loan losses was $3.0 million. As of March 31, 2015, the ratio of allowance for loan losses to total loans was 1.56%, compared to 1.53% at December 31, 2014.
Noninterest Income
For the three months ended March 31, 2015, noninterest income was $2.5 million compared to $3.4 million for the same period in 2014, a decrease of $0.8 million, or 25.3%. The decrease was driven by decreases of $0.5 million in income from sales of state tax credits which related to the qualified equity investment authority from the State of Louisiana under the Louisiana New Markets Jobs Act received in 2013 and $0.6 million in Community Development Entity fees, offset by an increase of $0.2 million in cash surrender value income on bank-owned life insurance.

The following table presents the components of noninterest income for the respective periods:
TABLE 11-NONINTEREST INCOME

	For the Three Months Ended
	March 31,		Percent Increase (Decrease)
(In thousands)	2015	2014
Service charges on deposit accounts	$559	$559	—%
Investment securities loss, net	(50)	—	(100.0)
Gain on assets sold, net	43	75	(42.7)
Gain on sale of loans, net	15	—	100.0
Cash surrender value income on bank-owned life insurance	352	159	121.4
Income from sale of state tax credits	519	1,033	(49.8)
Community Development Entity fees	123	679	(81.9)
ATM fee income	501	473	5.9
Other	448	381	17.6
Total noninterest income	$2,510	$3,359	(25.3)%
Service charges on deposit accounts. The Company earns fees from its customers for deposit-related services and these fees comprise a significant and predictable component of the Company’s noninterest income.
Investment securities gains (loss). The Company experienced a decrease in investment securities gains (loss) during the first quarter of 2015 when compared to the same period of 2014. The Company recorded no securities gains (loss) during the first quarter of 2014. From time to time, the Company sells or has investment securities which are called. The proceeds are used to fund loan demand, manage its asset liability sensitivity or for other business purposes.
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
Cash surrender value income on bank-owned life insurance. The income earned from bank-owned life insurance increased $0.2 million in the first quarter of 2015 when compared to the first quarter of 2014. The Company increased its investment by approximately $20.0 million during the second quarter of 2014 and management expects the income to be higher in future periods.
Income from sales of state tax credits. As part of the Company’s investment in projects that generate federal income tax credits, the Company may receive state tax credits along with federal credits. Although the Company cannot utilize state tax credits to offset its own tax liability, the Company earns income on the sale of state tax credits. The balance decreased $0.5 million for the first quarter of 2015, compared to the first quarter of 2014 which was due primarily to the syndication fees in income from sales of state tax credits generated from the $23.9 million in qualified equity investment authority that the Company was awarded under the State of Louisiana New Markets Jobs Act in 2013.
Community Development Entity fees earned. The Company earns management fees through its subsidiary, First NBC Community Development Fund, LLC, related to the Fund’s New Markets Tax Credit investments. The Company’s results are impacted on a quarterly basis by seasonal factors related to its participation in federal and state tax credit programs. The Company’s fee income reflects this timing as it earns fees as each project closes; the fee is a percentage of the award. The Company recognizes the fees related to the tax credit projects when they are earned. For the first quarter of 2015, the management fees recognized were $0.1 million compared to $0.7 million for the same period of 2014. The decrease was due to the timing of several projects which closed during the first quarter of 2014. The Company receives CDE fees on an annual basis for projects which are still within the compliance period.
ATM fee income. This category includes income generated by automated teller machines, or ATMs. The income earned from ATMs increased for the three month period ended March 31, 2015 compared to the same period in 2014 due primarily to increased transaction volume.

Other. This category includes a variety of other income producing activities, including income generated from trust services, credit cards and wire transfers. The Company experienced an increase in the first quarter of 2015 compared to the first quarter of 2014.
Noninterest Expense
Noninterest expense consists primarily of salary and employee benefits, occupancy and other expenses related to the Company’s operation and expansion. Noninterest expense increased by $5.2 million, or 29.8%, in the first quarter of 2015, compared to the same period in 2014.
The following table presents the components of noninterest expense for the respective periods:
TABLE 12-NONINTEREST EXPENSE

	Three Months Ended
	March 31,		Percent Increase (Decrease)
(In thousands)	2015	2014
Salaries and employee benefits	$6,907	$5,397	28.0%
Occupancy and equipment expenses	2,928	2,584	13.3
Professional fees	2,141	1,899	12.7
Taxes, licenses, and FDIC assessments	1,239	1,199	3.3
Tax credit investment amortization	4,852	2,827	71.6
Write-down of other real estate	58	166	(65.1)
Data processing	1,422	1,098	29.5
Advertising and marketing	1,018	578	76.1
Other	1,939	1,589	22.0
Total noninterest expense	$22,504	$17,337	29.8%
Salaries and employee benefits. These expenses increased $1.5 million, or 28.0%, during the first quarter of 2015 compared to the same period of 2014. The increase is primarily due to merit increases awarded during the first quarter of 2015, as well as the increase in the Company’s headcount compared to the same period of 2014. The Company had 509 full-time equivalent employees at March 31, 2015, compared to 481 employees as of March 31, 2014, an increase of 28 full-time equivalent employees, or 5.8%. The increase in headcount was due to the growth of the Company and the acquisition of Crestview.
Occupancy and equipment expenses. Occupancy and equipment expenses, consisting primarily of rent and depreciation, increased $0.3 million, or 13.3%, between the first quarter of 2015 and 2014. The level of the Company’s occupancy expenses is related to the number of branch offices that it maintains, and management expects that these expenses will increase as the Company continues to implement its strategic growth plan and the acquisition of three branches from Crestview.
Professional fees. Professional fees increased $0.2 million, or 12.7%, between the first quarter of 2015 and 2014. The increase between the first quarter of 2015 compared to the first quarter of 2014 was due primarily to a an increase in outside loan review.
Taxes, licenses and FDIC assessments. The expenses related to taxes, licenses and FDIC insurance premiums and assessments increased 3.3% from the same period of 2014. The increase over the comparable three month period was primarily attributable to increases in the FDIC assessment due to the strong growth in the Company’s deposits and increases in the bank shares tax expense.
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

The following table presents the amortization of tax credit investments by type of credit for the respective periods:
TABLE 13-TAX CREDIT AMORTIZATION BY CREDIT TYPE

	For the Three Months Ended March 31,
(In thousands)	2015	2014
Low-Income Housing	$724	$541
Federal Historic Rehabilitation	823	372
Federal NMTC	3,305	1,914
Total tax credit amortization	$4,852	$2,827
The significant increases in amortization expense related to Federal Historic Rehabilitation and Federal New Markets Tax Credits reflect the increase in the level of activity. The Company has increased its investment in Federal Historic Rehabilitation projects during 2014 and in the first quarter of 2015.
Data processing. Data processing expenses increased $0.3 million over the three month periods ended March 31, 2015 and 2014 and increased as a result of increased transaction volume due to the Company's organic growth.
Advertising and marketing. Advertising and marketing expenses increased $0.4 million over the three month periods ended March 31, 2015 and 2014. The increase was due primarily to an increase in contributions in the markets it operates of $0.2 million and advertising of $0.1 million.
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
Provision for Income Taxes
The provision for income taxes varies due to the amount of income recognized under generally accepted accounting principles and for tax purposes and as a result of the tax benefits derived from the Company’s investments in tax-advantaged securities and tax credit projects. The Company engages in material investments in entities that are designed to generate tax credits, which it utilizes to reduce its current and future taxes. These credits are recognized when earned as a benefit in the provision for income taxes.
The Company recognized an income tax benefit for the quarterly period ended March 31, 2015 of $11.4 million, compared to $5.0 million for the same quarterly period in 2014. The Company's income tax benefit was offset by $0.4 million of Federal NMTC basis reduction for the quarterly periods ended March 31, 2015 and 2014 and $0.1 million in Federal Historic Rehabilitation basis reduction for the quarterly period ended March 31, 2015 and no basis reduction for the quarterly period ended March 31, 2014. The increase in income tax benefit for the periods presented was due primarily to the increase in Federal Historic Rehabilitation Tax Credit investment activity in 2015 compared to 2014.
The Company expects to experience an effective tax rate below the statutory rate of 35% due primarily to the receipt of Federal New Markets Tax Credits, Low-Income Housing Tax Credits and Federal Historic Rehabilitation Tax Credits.
Although the Company’s ability to continue to access new tax credits in the future will depend, among other factors, on federal and state tax policies, as well as the level of competition for future tax credits, the Company has contracted for the following levels of tax credits over the next six calendar years based only on Federal New Markets, Federal Historic Rehabilitation and the Low-Income Housing Tax Credit investments that have been made, as of December 31, 2014.
TABLE 14-FUTURE TAX CREDITS

	For the Year Ended December 31,
(In thousands)	2015	2016	2017	2018	2019	2020
Federal NMTC	$15,849	$15,372	$13,352	$7,302	$3,300	$300
Low-Income Housing	4,625	5,100	5,100	5,100	5,100	4,536
Federal Historic Rehabilitation	21,558	15,737	—	—	—	—
Total tax credits	$42,032	$36,209	$18,452	$12,402	$8,400	$4,836
The gross Federal Historic Rehabilitation credits, depending on the tax structure, could be offset by basis reduction of 35%.

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
The Company evaluates liquidity both at the parent company level and at the bank level. Because First NBC Bank represents the Company’s only material asset, other than cash, the primary sources of funds at the parent company level are cash on hand, dividends paid to the Company from First NBC Bank, the net proceeds of capital offerings, and net proceeds from the issuance of subordinated debentures. The primary sources of funds at First NBC Bank are deposits, short and long-term funding from the Federal Home Loan Bank (FHLB) or other financial institutions, and principal and interest payments on loans and securities. While maturities and scheduled payments on loans and securities provide an indication of the timing of the receipt of funds, other sources of funds such as loan prepayments and deposit inflows are less predictable as they depend on the effects of changes in interest rates, economic conditions and competition. The primary investing activities are the origination of loans and the purchase of investment securities. If necessary, First NBC Bank has the ability to raise liquidity through additional collateralized borrowings, FHLB advances or the sale of its available for sale investment portfolio.
Investing activities are funded primarily by net deposit inflows, principal repayments on loans and securities, and borrowed funds. Gross loans increased to $2.9 billion as of March 31, 2015, from $2.8 billion as of December 31, 2014. At March 31, 2015, First NBC Bank had total commitments to make loans of approximately $750.8 million which include un-advanced lines of credit and loans of approximately $641.7 million. The Company anticipates that First NBC Bank will have sufficient funds available to meet its current loan originations and other commitments.
At March 31, 2015, total deposits were approximately $3.4 billion, of which approximately $858.2 million were in certificates of deposits of $100,000 or more. Certificates of deposits scheduled to mature in one year or less as of March 31, 2015 totaled approximately $639.3 million while certificates of deposits of $100,000 or more with a maturity of one year or less totaled approximately $463.9 million.
In general, the Company monitors and manages liquidity on a regular basis by maintaining appropriate levels of liquid assets so that funds are available when needed. Excess liquidity is invested in overnight federal funds sold and other short-term investments. As a member of the Federal Home Loan Bank of Dallas, First NBC Bank had access to approximately $449.2 million of available lines of credit secured by a blanket lien of its real estate loans as of March 31, 2015. In addition, First NBC Bank maintained $85.0 million in lines of credit with its correspondent banks to support its liquidity.
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
The Company’s interest sensitivity profile was somewhat asset sensitive as of March 31, 2015, though its base net interest income would increase in the case of either an interest rate increase or decrease. Hedging instruments utilized by First NBC Bank, which consist primarily of interest rate swaps and options, protect the bank in a rising interest rate environment by providing long term funding costs at a fixed interest rate to allow the bank to continue to fund its projected loan growth. In addition, the bank utilizes interest rate floors in loan pricing to manage interest rate risk in a declining rate environment.
The following table sets forth the net interest income simulation analysis as of March 31, 2015:
TABLE 15-CHANGE IN NET INTEREST INCOME FROM INTEREST RATE CHANGES

Interest Rate Scenario	% Change in Net Interest Income
+300 basis points	7.9%
+200 basis points	7.0%
+100 basis points	2.9%
Base	—
The Company also manages exposure to interest rates by structuring its balance sheet in the ordinary course of business. An important measure of interest rate risk is the relationship of the repricing period of earning assets and interest-bearing liabilities. The more closely the repricing periods are correlated, the less interest rate risk it has. From time to time, the Company may use instruments such as leveraged derivatives, structured notes, interest rate swaps, caps, floors, financial options, financial futures contracts or forward delivery contracts to reduce interest rate risk. As of March 31, 2015, the Company had hedging instruments in the notional amount of $315.0 million with a fair value liability of $22.6 million.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Since December 31, 2014, there has been no material change in the quantitative or qualitative aspect of the Company’s market risk profile. Quantitative and qualitative disclosures about market risk are presented at December 31, 2014 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Additional information at March 31, 2015 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 4. Controls and Procedures
An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2015 was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).
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

First NBC Bank Holding Company

Date: May 8, 2015	By:	/s/ Ashton J. Ryan, Jr.
Ashton J. Ryan, Jr.
President and Chief Executive Officer

Date: May 8, 2015	By:	/s/ Mary Beth Verdigets
Mary Beth Verdigets
Executive Vice President and Chief Financial Officer