Form 10-K/A
period 2014-12-31
First NBC Bank Holding Co
filed 2015-06-17
CIK 1496631

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K/A
AMENDMENT NO. 1
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

EXPLANATORY NOTE
First NBC Bank Holding Company (“Company”) is an “emerging growth company" under the Jumpstart Our Business Startups Act of 2010 and, as a result, was not obligated to obtain an audit of its internal control over financial reporting for the year ended December 31, 2014. However, the Company voluntarily elected to obtain such an audit from its independent auditor and intended to voluntarily make the opinion of its independent auditor available as a part of its Annual Report on Form 10-K for the year ended December 31, 2014 (“Original Filing”). Although referenced in the opinion of the Company’s independent auditors with respect to its financial statements, the full text of the opinion of the Company’s independent auditor with respect to its internal control over financial reporting was inadvertently omitted from the Original Filing.
This Amendment No. 1 is being filed for the purpose of amending and restating in its entirety Part II, Item 9A solely to voluntarily provide the full text of the opinion of the Company’s independent auditor with respect to its internal control over financial reporting and reference the issuance thereof as a part of Management's Report on Internal Control over Financial Reporting. In accordance with Rule 12b-15 promulgated under the Exchange Act of 1934, as amended, this Amendment No. 1 also includes updated certifications of the Company’s Chief Executive Officer and Chief Financial Officer in Part IV, Item 15 - Exhibits and Financial Statements Schedules. Except as described above, there have been no other changes in any of the financial or other information contained in the Original Filing.

Part II.
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
Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm."

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of First NBC Bank Holding Company
We have audited First NBC Bank Holding Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). First NBC Bank Holding Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, First NBC Bank Holding Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First NBC Bank Holding Company as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 31, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana
March 31, 2015

Part IV.
Item 15.     Exhibits and Financial Statement Schedules.
(a) The exhibits required for this Amendment No. 1 are included, attached or incorporated by reference as indicated below or in the Exhibit Index.

(1)	The following financial statements are incorporated by reference from the Original Filing:
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

(3)	The following exhibits are filed as part of this Form 10-K/A, and this list includes the Exhibit Index.
EXHIBIT INDEX

Exhibit Number	Description	Location
2.1
Purchase and Assumption Agreement, dated as of January 16, 2015, among the Federal Deposit Insurance Corporation, as Receiver of First National Bank of Crestview, First NBC Bank, and the Federal Deposit Insurance Corporation*
Exhibit 2.1 to the Company's Current Report on Form 8-K filed January 23, 2015

3.1	Restated Articles of Incorporation	Exhibit 3.1 to the Registration Statement on Form S-1/A of the Company filed April 30, 2013

3.2	Amended and Restated Bylaws	Exhibit 3.2 to the Registration Statement on Form S-1/A of the Company filed May 7, 2013

4.1	Specimen common stock certificate	Exhibit 4.1 to the Registration Statement on Form S-1/A of the Company filed April 30, 2013

4.2	Purchase agreement, dated as of February 18, 2015, of 5.75% Subordinated Notes due 2025	Exhibit 4.1 to the Company's Current Report on Form 8-K filed February 19, 2015

4.3	Indenture, dated as of February 18, 2015, between First NBC Bank Holding Company and U.S Bank National Association	Exhibit 4.2 to the Company's Current Report on Form 8-K filed February 19, 2015

4.4	Form of 5.75% Subordinated Note due 2025, dated as of February 18, 2015	Exhibit 4.3 to the Company's Current Report on Form 8-K filed February 19, 2015

Exhibit Number	Description	Location
10.1	First NBC Bank Holding Company Stock Incentive Plan (“2006 Plan”)	Exhibit 10.1 to the Registration Statement on Form S-1 of the Company filed April 8, 2013

10.2	Amendment No. 1 to 2006 Plan	Exhibit 10.2 to the Registration Statement on Form S-1 of the Company filed April 8, 2013

10.3	Addendum (Directors’ Shares) to 2006 Plan	Exhibit 10.3 to the Registration Statement on Form S-1 of the Company filed April 8, 2013

10.4	2012 Amendment to 2006 Plan	Exhibit 10.4 to the Registration Statement on Form S-1 of the Company filed April 8, 2013

10.5	Form of Stock Option Award Agreement under 2006 Plan	Exhibit 10.5 to the Registration Statement on Form S-1 of the Company filed April 8, 2013

10.6	Form of Restricted Stock Award Agreement under 2006 Plan	Exhibit 10.6 to the Registration Statement on Form S-1 of the Company filed April 8, 2013

10.7	Form of Warrant Agreement relating to warrants issued to organizers of First NBC Bank	Exhibit 10.7 to the Registration Statement on Form S-1 of the Company filed April 8, 2013

10.8	Form of Warrant Agreement relating to warrants issued to shareholders of Dryades Bancorp, Inc.	Exhibit 10.8 to the Registration Statement on Form S-1 of the Company filed April 8, 2013

10.9	Securities Purchase Agreement, dated as of June 29, 2011, by and between First NBC Bank Holding Company and Castle Creek Capital Partners IV, L.P.*	Exhibit 10.12 to the Registration Statement on Form S-1 of the Company filed April 8, 2013

10.10	VCOC Letter Agreement, dated November 8, 2011, by and between First NBC Bank Holding Company and Castle Creek Capital Partners IV, L.P.*	Exhibit 10.13 to the Registration Statement on Form S-1 of the Company filed April 8, 2013

10.11
Securities Purchase Agreement, dated as of August 4, 2011, by and between the Secretary of the Treasury and First NBC Bank Holding Company, in connection with First NBC Bank Holding Company’s participation in the U.S. Treasury’s Small Business Lending Fund program*
Exhibit 10.14 to the Registration Statement on Form S-1 of the Company filed April 8, 2013

10.12	Letter Agreement, dated September 27, 2011, by and among First NBC Bank Holding Company, Investure Evergreen Fund, LP – 2011 Special Term Tranche, and Blue Pine Crescent Limited Partnership	Exhibit 10.16 to the Registration Statement on Form S-1 of the Company filed April 8, 2013

10.13	First NBC Bank Holding Company Deferred Compensation Plan, Effective June 30, 2012	Exhibit 10.17 to the Registration Statement on Form S-1 of the Company filed April 8, 2013

Exhibit Number	Description	Location
10.14	First NBC Bank Holding Company 2014 Omnibus Incentive Plan	Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 23, 2014

21.1	Subsidiaries of First NBC Bank Holding Company	Incorporated by reference to the corresponding exhibit to the Original Filing

23.1	Consent of Ernst & Young LLP	Incorporated by reference to the corresponding exhibit to the Original Filing

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Incorporated by reference to the corresponding exhibit to the Original Filing

32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Incorporated by reference to the corresponding exhibit to the Original Filing

101.INS+	XBRL Instance Document	Incorporated by reference to the corresponding exhibit to the Original Filing

101.SCH+	XBRL Taxonomy Extension Schema Document	Incorporated by reference to the corresponding exhibit to the Original Filing

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document	Incorporated by reference to the corresponding exhibit to the Original Filing

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document	Incorporated by reference to the corresponding exhibit to the Original Filing

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document	Incorporated by reference to the corresponding exhibit to the Original Filing

101.DEF+	XBRL Taxonomy Extension Definitions Linkbase Document	Incorporated by reference to the corresponding exhibit to the Original Filing

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

First NBC Bank Holding Company

Date:	June 17, 2015	By:	/s/ Ashton J. Ryan, Jr.
Ashton J. Ryan, Jr.
President and Chief Executive Officer
Principal Executive Officer