Form 10-Q
period 2015-06-30
First NBC Bank Holding Co
filed 2015-08-17
CIK 1496631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
Commission file number:
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
As of July 31, 2015, the registrant had 19,021,969 shares of common stock, par value $1.00 per share, outstanding.

FIRST NBC BANK HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

(In thousands)	(Unaudited) June 30, 2015	December 31, 2014
Assets
Cash and due from banks	$55,926	$32,484
Short-term investments	92,097	18,404
Investment in short-term receivables	250,575	237,135
Investment securities available for sale, at fair value	245,860	247,647
Investment securities held to maturity	84,804	89,076
Mortgage loans held for sale	4,945	1,622
Loans, net of allowance for loan losses of $50,351 and $42,336, respectively	2,882,962	2,731,928
Bank premises and equipment, net	57,065	52,881
Accrued interest receivable	12,655	11,451
Goodwill and other intangible assets	7,827	7,831
Investment in real estate properties	51,531	12,771
Investment in tax credit entities	174,265	140,913
Cash surrender value of bank-owned life insurance	47,994	47,289
Other real estate	4,459	5,549
Deferred tax asset	111,643	83,461
Other assets	41,895	30,175
Total assets	$4,126,503	$3,750,617
Liabilities and equity
Deposits:
Noninterest-bearing	$390,001	$364,534
Interest-bearing	3,006,744	2,756,316
Total deposits	3,396,745	3,120,850
Repurchase agreements	117,840	117,991
Long-term borrowings	103,392	40,000
Accrued interest payable	8,098	6,650
Other liabilities	30,508	28,752
Total liabilities	3,656,583	3,314,243
Shareholders’ equity:
Preferred stock
Convertible preferred stock Series C – no par value; 1,680,219 shares authorized; No shares outstanding at June 30, 2015 and 364,983 shares issued and outstanding at December 31, 2014	—	4,471
Preferred stock Series D – no par value; 37,935 shares authorized, issued and outstanding at June 30, 2015 and December 31, 2014	37,935	37,935
Common stock- par value $1 per share; 100,000,000 shares authorized; 19,021,721 shares issued and outstanding at June 30, 2015 and 18,576,488 shares issued and outstanding at December 31, 2014	19,022	18,576
Additional paid-in capital	241,437	239,528
Accumulated earnings	188,669	155,599
Accumulated other comprehensive loss, net	(17,145)	(19,737)
Total shareholders’ equity	469,918	436,372
Noncontrolling interest	2	2
Total equity	469,920	436,374
Total liabilities and equity	$4,126,503	$3,750,617
See accompanying notes.

FIRST NBC BANK HOLDING COMPANY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Interest income:
Loans, including fees	$34,685	$33,397	$69,933	$64,496
Investment securities	2,215	2,378	4,319	4,730
Investment in short-term receivables	1,514	1,391	3,204	3,086
Short-term investments	94	27	158	42
	38,508	37,193	77,614	72,354
Interest expense:
Deposits	10,662	9,994	20,906	19,653
Borrowings and securities sold under repurchase agreements	1,740	649	2,980	1,303
	12,402	10,643	23,886	20,956
Net interest income	26,106	26,550	53,728	51,398
Provision for loan losses	5,600	3,000	8,600	6,000
Net interest income after provision for loan losses	20,506	23,550	45,128	45,398
Noninterest income:
Service charges on deposit accounts	585	498	1,144	1,057
Investment securities gain (loss), net	—	56	(50)	56
Gain (loss) on assets sold, net	(32)	64	11	139
Gain on sale of loans, net	101	70	116	70
Cash surrender value income on bank-owned life insurance	353	237	705	396
Income from sales of state tax credits	668	728	1,187	1,761
Community Development Entity fees earned	133	196	256	875
ATM fee income	523	505	1,024	978
Other	1,226	579	1,674	960
	3,557	2,933	6,067	6,292
Noninterest expense:
Salaries and employee benefits	7,689	5,942	14,596	11,339
Occupancy and equipment expenses	3,009	2,684	5,937	5,268
Professional fees	1,701	1,511	3,842	3,410
Taxes, licenses and FDIC assessments	1,693	1,343	2,932	2,542
Impairment of investment in tax credit entities	2,647	3,377	7,499	6,204
Write-down of foreclosed assets	42	20	100	186
Data processing	1,581	1,141	3,003	2,239
Advertising and marketing	673	556	1,691	1,134
Other	4,064	1,994	6,003	3,583
	23,099	18,568	45,603	35,905
Income before income taxes	964	7,915	5,592	15,785
Income tax benefit	(16,228)	(4,784)	(27,668)	(9,742)
Net income attributable to Company	17,192	12,699	33,260	25,527
Less preferred stock dividends	(95)	(95)	(190)	(190)
Less earnings allocated to participating securities	(300)	(243)	(608)	(489)
Income available to common shareholders	$16,797	$12,361	$32,462	$24,848
Earnings per common share – basic	$0.90	$0.67	$1.74	$1.34
Earnings per common share – diluted	$0.88	$0.65	$1.70	$1.31
See accompanying notes.

FIRST NBC BANK HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Net income	$17,192	$12,699	$33,260	$25,527
Other comprehensive income (loss):
Fair value of derivative instruments designated as cash flow hedges:
Change in fair value of derivative instruments designated as cash flow hedges during the period, before tax	6,463	(3,661)	2,690	(8,767)
Less: reclassification adjustment for losses included in net income from terminated cash flow hedge	273	—	539	—
Unrealized gains (losses) on cash flow hedges, before tax	6,736	(3,661)	3,229	(8,767)

Unrealized gains (losses) on investment securities:
Unrealized gains (losses) on investment securities arising during the period	(3,311)	4,213	472	9,724
Reclassification adjustment for losses included in net income	—	(56)	—	(56)
Amortization of unrealized net gain on securities transferred from available for sale to held to maturity	160	165	288	269
Unrealized gains (losses) on investment securities, before tax	(3,151)	4,322	760	9,937
Other comprehensive income, before taxes	3,585	661	3,989	1,170
Income tax expense related to items of other comprehensive income	1,256	232	1,397	410
Other comprehensive income, net of tax	2,329	429	2,592	760
Comprehensive income	$19,521	$13,128	$35,852	$26,287
Comprehensive income attributable to preferred shareholders	(95)	(95)	(190)	(190)
Comprehensive income attributable to participating securities	(300)	(243)	(608)	(489)
Comprehensive income available to common shareholders	$19,126	$12,790	$35,054	$25,608
See accompanying notes.

FIRST NBC BANK HOLDING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands)	Preferred Stock Series C	Preferred Stock Series D	Common Stock	Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2013(1)	$4,471	$37,935	$18,514	$237,063	$100,389	$(16,515)	$381,857	$2	$381,859
Net income	—	—	—	—	25,527	—	25,527	—	25,527
Other comprehensive income	—	—	—	—	—	760	760	—	760
Share-based compensation	—	—	—	625	—	—	625	—	625
Issuance of common stock:
Stock option and director plans	—	—	40	553	—	—	593	—	593
Net tax benefit related to stock option plans	—	—	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	(190)	—	(190)	—	(190)
Balance, June 30, 2014	$4,471	$37,935	$18,554	$238,241	$125,726	$(15,755)	$409,172	$2	$409,174

Balance, December 31, 2014(1)	$4,471	$37,935	$18,576	$239,528	$155,599	$(19,737)	$436,372	$2	$436,374
Net income	—	—	—	—	33,260	—	33,260	—	33,260
Other comprehensive income	—	—	—	—	—	2,592	2,592	—	2,592
Share-based compensation	—	—	—	298	—	—	298	—	298
Restricted stock awards compensation	—	—	—	(1,557)	—	—	(1,557)	—	(1,557)
Issuance of common stock:
Stock option and director plans	—	—	26	388	—	—	414	—	414
Restricted stock awards, net	—	—	55	1,763	—	—	1,818	—	1,818
Net tax benefit related to stock option plans	—	—	—	121	—	—	121	—	121
Purchase of common shares by ESOP	—	—	—	(3,114)	—	—	(3,114)	—	(3,114)
Allocation of ESOP shares	—	—	—	(96)	—	—	(96)	—	(96)
Preferred stock conversion	(4,471)	—	365	4,106	—	—	—	—	—
Preferred stock dividends	—	—	—	—	(190)	—	(190)	—	(190)
Balance, June 30, 2015	$—	$37,935	$19,022	$241,437	$188,669	$(17,145)	$469,918	$2	$469,920

(1)	Balances as of December 31, 2013 and December 31, 2014 are audited.
See accompanying notes.

FIRST NBC BANK HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
(In thousands)	2015	2014
Operating activities
Net income	$33,260	$25,527
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	(29,579)	(9,742)
Impairment of tax credit investments	7,499	6,204
Accretion of market value adjustments related to acquisition	(85)	(35)
Net discount accretion or premium amortization	173	25
Loss (gain) on sale of investment securities	50	(56)
Gain on assets sold	(11)	(139)
Write-down of foreclosed assets	100	186
Proceeds from sale of mortgage loans held for sale	19,674	34,919
Mortgage loans originated and held for sale	(22,997)	(33,606)
Gain on sale of loans	(116)	(70)
Derivative losses on terminated interest rate hedge	539	—
Provision for loan losses	8,600	6,000
Depreciation and amortization	1,667	1,751
Share-based and other compensation expense	559	625
Increase in cash surrender value of bank-owned life insurance	(705)	(396)
Changes in operating assets and liabilities:
Change in other assets	(10,800)	(5,553)
Change in accrued interest receivable	(1,204)	(697)
Change in accrued interest payable	1,448	164
Change in other liabilities	2,996	(2,752)
Net cash provided by operating activities	11,068	22,355
Investing activities
Purchases of available for sale investment securities	—	(14,484)
Proceeds from sales of available for sale investment securities	—	4,700
Proceeds from maturities, prepayments, and calls of available for sale investment securities	11,770	16,488
Proceeds from sales of held to maturity securities	—	2,650
Proceeds from maturities, prepayments, and calls of held to maturity securities	4,376	1,171
Net change in investments in short-term receivables	(13,440)	(5,643)
Reimbursement of investment in tax credit entities	—	8,000
Purchases of investments in tax credit entities	(6,560)	(8,460)
Loans originated, net of repayments	(166,599)	(223,456)
Cash received in acquisition	31,517	—
Purchases of bank premises and equipment	(2,727)	(2,751)
Proceeds from disposition of real estate owned	1,579	2,283
Purchases of investment in real estate properties	(37,613)
Purchases of bank-owned life insurance	—	(20,000)
Net cash used in investing activities	(177,697)	(239,502)
Financing activities
Net change in repurchase agreements	(151)	30,436
Proceeds from borrowings	60,000	—
Proceeds from ESOP loan	3,392	—
Repayment of borrowings	—	(8,425)
Purchase of common stock by ESOP	(3,210)	—
Net increase in deposits	203,509	226,541
Proceeds from issuance of common stock	414	593
Dividends paid	(190)	(190)
Net cash provided by financing activities	263,764	248,955
Net change in cash, due from banks, and short-term investments	97,135	31,808
Cash, due from banks, and short-term investments at beginning of period	50,888	31,642
Cash, due from banks, and short-term investments at end of period	$148,023	$63,450
Supplemental Information for Non-Cash Investing Activities
Consolidation of Low-Income Housing Tax Credit entity	$(28,879)	$—

See accompanying notes.

FIRST NBC BANK HOLDING COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of First NBC Bank Holding Company (Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month and six-month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Company’s audited financial statements, including the notes thereto, which were filed with the Securities and Exchange Commission as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
Correction of Immaterial Errors
The Company identified errors in the accounting for its investments in certain tax credit entities during its quarterly financial statement close process. The errors were corrected in the Company’s consolidated financial statements as of June 30, 2015 and for the three months then ended. The errors did not have a material impact to the consolidated financial statements for any prior periods as previously reported and were not material to the anticipated annual results for the year ended December 31, 2015.

The Company has historically accounted for the investments in tax credits entities using an amortized cost method over the related tax credit compliance period. The Company determined that based on its equity ownership structure in certain of these investments the equity method of accounting should have been applied.  Under the equity method of accounting, the Company records its share of earnings (losses) as a component of noninterest expense and evaluates its investments in tax credit entities for impairment at the end of each reporting period.  During the review of certain of its investments in tax credit entities, the Company also identified a single investment in a tax credit entity, determined to be a variable interest entity (VIE) that was not consolidated as required. The Company was deemed to have a controlling financial interest in the VIE because it had both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE.

The Company utilized the guidance provided in Accounting Standards Codification (ASC) Topic 250 as well as SEC Staff Accounting Bulletins (SAB) No. 99 and No. 108. The guidance required the Company to evaluate and assess the materiality of these errors both qualitatively and quantitatively, and the Company concluded that these errors did not materially misstate previously issued financial statements for any prior periods.  As a result, amendment of the Company’s previously filed Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K are not required. Such changes are reflected in the financial results for the three and six month periods ended June 30, 2015 and are summarized as follows:

	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2015
(In thousands)	Pre-Tax	Net of tax	Pre-Tax	Net of tax

Low-Income Housing (1)	$(253)	$(164)	$(353)	$(229)
Federal Historic Rehabilitation (1)	177	115	358	232
Total investment in tax credit entities impairment (1)	(76)	(49)	5	3

Low-Income Housing investment VIE consolidation loss (2)	(1,029)	(669)	(1,181)	(768)

Net loss impact of error corrections	$(1,105)	$(718)	$(1,176)	$(765)

Earnings Per Share (EPS)-Basic (3)	$(0.06)	$(0.04)	$(0.06)	$(0.04)
(1) The amounts above represent the cumulative net impact of the reversal of previously recorded amortization and equity income or loss and impairment that should have been recorded on the Company's consolidated statement of income and balance sheets as of and for the three and six month periods ended June 30, 2015.
(2) See Note 7 for the impact on the Company's consolidated balance sheets as of June 30, 2015.
(3) The amounts above represent the net impact of the cumulative errors in accounting for certain of the Company's investments in tax credit entities on the calculation of EPS for the three and six month periods ended June 30, 2015.
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
Investments in Tax Credit Entities
As part of its Community Reinvestment Act responsibilities and due to their favorable economics, the Company invests in tax credit-motivated projects. These projects are directed at tax credits issued under Low-Income Housing, Federal Historic Rehabilitation, and Federal New Markets Tax Credits. The Company generates its returns on tax credit motivated projects through the receipt of federal, and if applicable, state tax credits as well as equity returns. The federal tax credits are recorded as an offset to the income tax provision in the year that they are earned under federal income tax law – over 10 to 15 years, beginning in the year in which rental activity commences for Low-Income Housing credits, in the year of the issuance of the certificate of occupancy and the property is placed into service for Federal Historic Rehabilitation credits, and over 7 years for Federal NMTC upon the investment of funds into the CDE. These credits, if not used in the tax return for the year of origination, can be carried forward for 20 years.
The Company invests in Low-Income Housing credits, which the Company invests in a tax credit entity, usually a limited liability company, which owns the real estate. The Company receives a 99.99% nonvoting interest in the entity that must be retained during the compliance period for the credits (15 years). Control of the tax credit entity rests in the .01% interest general partner, who has the power and authority to make decisions that impact economic performance of the project and is required to oversee and manage the project. The Company accounts for its investment in Low-Income Housing credits utilizing the equity method of accounting and evaluates its investment at the end of each reporting period for impairment and any residual returns are expected to be minor.
For Federal Historic Rehabilitation credits, the Company invests in a tax credit entity, usually a limited liability company, which owns the real estate. The Company receives a 99% interest that must be retained during the compliance period for the credits (5 years). In most cases, the Company’s interest in the entity is generally reduced from a 99% interest to a 5% to 25%

interest at the end of the compliance period. Control of the tax credit entity rests in the 1% interest general partner, who has the power and authority to make decisions that impact economic performance of the project and is required to oversee and manage the project. The Company accounts for its investment in Federal Historic Rehabilitation credits utilizing the equity method of accounting and evaluates its investment at the end of each reporting period for impairment.
For Federal NMTC, a different structure is required by federal tax law. In order to distribute Federal NMTC, the federal government allocates such credits to CDEs. The Company invests in both CDEs formed by unaffiliated parties and in CDEs formed by the Company. Projects must be commercial or real estate operations and are qualified by their location in low- income areas or by their employment of, or service to, low-income citizens. A CDE, in most cases, creates a special-purpose subsidiary for each project through which the credits are allocated and through which the proceeds from the tax credit investor and a leverage lender, if applicable, flow through to the project, which in turn generate the credit. The credits are calculated at 39% of the total CDE allocation to the project at the rate of 5% for the first three years and 6% for the next four years. Federal tax law requires special terms benefiting the qualified project, which can include below-market interest rates. The Company evaluates its investment for impairment under the equity method of accounting at the end of each reporting period at the time the tax credits are earned on the project over the seven-year compliance period and any residual returns are expected to be minor. When the Company also has a loan to the project (commonly called a leveraged loan), it is reported as a loan in the consolidated balance sheet, as the Company has credit exposure to the project and the loan is repaid at the end of the compliance period (in general, the debt has no principal payments during the compliance period but the Company may require the project to fund a sinking fund over the compliance period to achieve the same risk reduction effect as if principal is being amortized).
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
Concentration of Credit Risk
The Company’s loan portfolio consists of the various types of loans described in Note 5. Real estate or other assets secure most loans. The majority of these loans have been made to individuals and businesses in the Company’s market area of southeastern Louisiana, southern Mississippi, and the Florida panhandle, which are dependent on the area economy for their livelihoods and servicing of their loan obligations. The Company does not have any significant concentrations to any one industry or customer.
The Company maintains deposits in other financial institutions that may, from time to time, exceed the federally insured deposit limits.
Reclassifications
Certain reclassifications have been made to prior period balances to conform to the current period presentation.

Recent Accounting Pronouncements
ASU No. 2014-09
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 205): An Amendment of the FASB Accounting Standards Codification, which clarifies the principles for recognizing revenue from contracts with customers. The new accounting guidance, which does not apply to financial instruments, is effective on a retrospective basis for annual reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company does not expect the new guidance to have a material impact on the Company's financial condition or results of operations.
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
ASU No. 2015-03
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new accounting guidance is for the annual period beginning after December 15, 2015, and for annual periods and interim periods thereafter, with early application permitted. The Company does not expect the new guidance to have a material impact on the Company's financial condition or results of operations.

ASU No. 2015-05
In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to clarify a customer’s accounting for fees paid in a cloud computing arrangement. The new accounting guidance is for the annual period beginning after December 15, 2015, and for annual periods and interim periods thereafter, with early application permitted. The Company does not expect the new guidance to have a material impact on the Company's financial condition or results of operations.
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
The acquisition was accounted for under the purchase method of accounting in accordance with ASC Topic 805. Both the purchased assets and liabilities were recorded at the acquisition date preliminary fair values. Identifiable intangible assets, including core deposit intangible assets will be recorded at fair value. The net cash received in the acquisition was included in the investing activities on the Company's consolidated statement of cash flows.
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
The acquired assets and liabilities, as well as the adjustments to record the assets and liabilities at their estimated fair values, are presented in the following table:

(In thousands)	As Acquired	Preliminary Fair Value Adjustments	As recorded by First NBC Bank
Assets
Cash and due from banks	$1,511	$—	$1,511
Short-term investments	19,971	—	19,971
Investment securities-available for sale	9,559	—	9,559
Loans(1)	27,647	—	27,647
Bank premises	3,120	—	3,120
Core deposit intangible(2)	—	188	188
Other assets	455	—	455
Total Assets	$62,263	$188	$62,451

Liabilities
Deposits:
Non-interest bearing	$22,680	$—	$22,680
Interest bearing	49,584	—	49,584
Total deposits	72,264	—	72,264
Other liabilities	34	—	34
Total Liabilities	$72,298	$—	$72,298

(1) The Company is still evaluating the adjustment of the book value of loans acquired to their estimated fair value based on current interest rates and expected cash flows and, as such, has not recorded a fair value adjustment as of June 30, 2015.
(2) The amount represents the fair value of the core deposit intangible asset created in the acquisition.
3. Earnings Per Share
The following table sets forth the computation of basic net income per common share and diluted net income per common share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per share data)	2015	2014	2015	2014
Basic: Income available to common shareholders	$16,797	$12,361	$32,462	$24,848
Weighted-average common shares outstanding	18,620	18,527	18,611	18,518
Basic earnings per share	$0.90	$0.67	$1.74	$1.34
Diluted: Income available to common shareholders	$16,797	$12,361	$32,462	$24,848
Weighted-average common shares outstanding	18,620	18,527	18,611	18,518
Effect of dilutive securities:
Stock options outstanding	418	385	401	391
Restricted shares outstanding	3	—	2	—
Warrants	124	116	121	118
Weighted-average common shares outstanding – assuming dilution	19,165	19,028	19,135	19,027
Diluted earnings per share	$0.88	$0.65	$1.70	$1.31
4. Investment Securities
The amortized cost and market values of investment securities, with gross unrealized gains and losses, as of June 30, 2015 and December 31, 2014, were as follows (in thousands):

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Market Value
			Less Than One Year	Greater Than One Year
Available for sale:
U.S. government agency securities	$158,002	$723	$(1,177)	$(2,225)	$155,323
U.S. Treasury securities	13,017	—	—	(314)	12,703
Municipal securities	12,145	152	(63)	—	12,234
Mortgage-backed securities	58,315	539	(1,293)	(4)	57,557
Corporate bonds	8,184	—	(164)	—	8,020
Other equity securities	23	—	—	—	23
	$249,686	$1,414	$(2,697)	$(2,543)	$245,860
Held to maturity:
Municipal securities	$39,028	$1,762	$(17)	$—	$40,773
Mortgage-backed securities	45,776	206	(2,382)	(198)	43,402
	$84,804	$1,968	$(2,399)	$(198)	$84,175

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Market Value
			Less Than One Year	Greater Than One Year
Available for sale:
U.S. government agency securities	$161,461	$891	$—	$(4,825)	$157,527
U.S. Treasury securities	13,019	—	—	(409)	12,610
Municipal securities	12,175	107	(36)	—	12,246
Mortgage-backed securities	57,025	635	(137)	(436)	57,087
Corporate bonds	8,263	—	—	(86)	8,177
	$251,943	$1,633	$(173)	$(5,756)	$247,647
Held to maturity:
Municipal securities	$41,255	$2,182	$(62)	$—	$43,375
Mortgage-backed securities	47,821	1,098	(208)	(1,130)	47,581
	$89,076	$3,280	$(270)	$(1,130)	$90,956
During 2013, the Company transferred securities with a fair value of $95.4 million from available for sale to held to maturity. Management determined it had both the positive intent and ability to hold these securities until maturity. The reclassified securities consisted of municipal and mortgage-backed securities and were transferred due to movements in interest rates. The securities were reclassified at fair value at the time of transfer and represented a non-cash transaction. Accumulated other comprehensive income (loss) included pre-tax unrealized losses of $5.9 million on these securities at the date of transfer. As of June 30, 2015, $4.9 million of pre-tax unrealized losses on these securities were included in accumulated other comprehensive income. These unrealized losses and offsetting other comprehensive income components are being amortized into net interest income over the remaining life of the related securities as a yield adjustment, resulting in no impact on future net income.
As of June 30, 2015 and December 31, 2014, the Company had 53 and 38 securities, respectively, that were in a loss position. The unrealized losses for each of the 53 securities relate to market interest rate changes. The Company has considered the current market for the securities in a loss position, as well as the severity and duration of the impairments, and expects that the value will recover. As of June 30, 2015, management does not intend to sell these investment securities until the fair value exceeds amortized cost and it is more likely than not the Company will not be required to sell debt securities before the anticipated recovery of the amortized cost basis of the security; thus, the impairment is determined not to be other-than-temporary.
The amortized cost and estimated market values by contractual maturity of investment securities as of June 30, 2015 and December 31, 2014 are shown in the following table (in thousands). Mortgage-backed securities have been allocated based on expected maturities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2015			December 31, 2014
	Weighted Average Yield	Amortized Cost	Estimated Market Value	Weighted Average Yield	Amortized Cost	Estimated Market Value
Available for sale:
Due in one year or less	2.00%	$15,829	$16,082	1.78%	$571	$573
Due after one year through five years	2.27	77,924	77,609	2.64	51,037	51,916
Due after five years through ten years	1.99	133,808	130,873	2.02	176,631	172,012
Due after ten years	3.36	22,125	21,296	3.34	23,704	23,146
Total securities	2.20%	$249,686	$245,860	2.27%	$251,943	$247,647
Held to maturity:
Due in one year or less	15.02%	$1,553	$1,481	3.88%	$2,045	$2,003
Due after one year through five years	3.50	30,832	30,645	4.16	20,921	21,875
Due after five years through ten years	3.90	28,144	28,792	3.39	32,618	33,898
Due after ten years	3.46	24,275	23,257	3.30	33,492	33,180
Total securities	3.83%	$84,804	$84,175	3.55%	$89,076	$90,956

Securities with estimated market values of $283.1 million and $279.1 million at June 30, 2015 and December 31, 2014, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and long-term borrowings.
5. Loans
Major classifications of loans at June 30, 2015 and December 31, 2014 were as follows (in thousands):

	June 30, 2015	December 31, 2014
Commercial real estate loans:
Construction	$378,825	$316,492
Mortgage(1)	1,275,521	1,252,225
	1,654,346	1,568,717
Consumer real estate loans:
Construction	9,768	10,393
Mortgage	146,355	131,031
	156,123	141,424
Commercial and industrial loans	1,045,132	1,016,414
Loans to individuals, excluding real estate	20,061	18,316
Nonaccrual loans	33,176	21,228
Other loans	24,475	8,165
	2,933,313	2,774,264
Less allowance for loan losses	(50,351)	(42,336)
Loans, net	$2,882,962	$2,731,928

(1)	Included in commercial real estate loans, mortgage, are owner-occupied real estate loans of $430.9 million at June 30, 2015 and $419.3 million at December 31, 2014.
A summary of changes in the allowance for loan losses during the three and six months ended June 30, 2015 and June 30, 2014 is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Balance, beginning of period	$45,195	$34,465	$42,336	$32,143
Provision charged to operations	5,600	3,000	8,600	6,000
Charge-offs	(698)	(72)	(905)	(769)
Recoveries	254	10	320	29
Balance, end of period	$50,351	$37,403	$50,351	$37,403

The allowance for loan losses and recorded investment in loans, including loans acquired with deteriorated credit quality, as of the dates indicated are as follows (in thousands):

	June 30, 2015
	Construction	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$4,030	$14,965	$3,316	$19,814	$211	$42,336
Charge-offs	(12)	(530)	(41)	(272)	(50)	(905)
Recoveries	—	243	2	66	9	320
Provision	1,333	2,141	257	4,868	1	8,600
Balance, end of period	$5,351	$16,819	$3,534	$24,476	$171	$50,351
Ending balances:
Individually evaluated for impairment	$1	$4,235	$167	$6,603	$—	$11,006
Collectively evaluated for impairment	$5,350	$12,584	$3,367	$17,873	$171	$39,345
Loans receivable:
Ending balance-total	$389,552	$1,287,105	$149,273	$1,087,224	$20,159	$2,933,313
Ending balances:
Individually evaluated for impairment	$897	$13,347	$3,195	$17,660	$70	$35,169
Collectively evaluated for impairment	$388,655	$1,273,758	$146,078	$1,069,564	$20,089	$2,898,144

	June 30, 2014
	Construction	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$2,790	$13,780	$2,656	$12,677	$240	$32,143
Charge-offs	(4)	(396)	(43)	(254)	(72)	(769)
Recoveries	—	1	—	18	10	29
Provision	1,276	1,278	676	2,690	80	6,000
Balance, end of period	$4,062	$14,663	$3,289	$15,131	$258	$37,403
Ending balances:
Individually evaluated for impairment	$33	$1,772	$964	$2,400	$1	$5,170
Collectively evaluated for impairment	$4,029	$12,891	$2,325	$12,731	$257	$32,233
Loans receivable:
Ending balance-total	$289,382	$1,178,199	$126,368	$961,908	$21,227	$2,577,084
Ending balances:
Individually evaluated for impairment	$303	$12,809	$2,567	$4,438	$3	$20,120
Collectively evaluated for impairment	$289,079	$1,165,390	$123,801	$957,470	$21,224	$2,556,964

Credit quality indicators on the Company’s loan portfolio, including loans acquired with deteriorated credit quality, as of the dates indicated were as follows (in thousands):

	June 30, 2015
	Pass and Pass/Watch	Special Mention	Substandard	Doubtful	Total
Construction	$375,034	$1	$14,517	$—	$389,552
Commercial real estate	1,230,472	11,828	44,805	—	1,287,105
Consumer real estate	143,079	58	6,136	—	149,273
Commercial and industrial	988,594	6,724	76,906	15,000	1,087,224
Consumer	19,999	7	153	—	20,159
Total loans	$2,757,178	$18,618	$142,517	$15,000	$2,933,313

	December 31, 2014
	Pass and Pass/Watch	Special Mention	Substandard	Doubtful	Total
Construction	$313,987	$2	$13,688	$—	$327,677
Commercial real estate	1,215,673	1,613	47,085	—	1,264,371
Consumer real estate	128,507	60	4,383	—	132,950
Commercial and industrial	1,005,829	—	24,800	—	1,030,629
Consumer	18,247	7	383	—	18,637
Total loans	$2,682,243	$1,682	$90,339	$—	$2,774,264
The table above as of June 30, 2015 included $5.3 million of substandard loans which are loans acquired with deteriorated credit quality. As of December 31, 2014, included in the above table were $5.4 million of substandard loans and $1.6 million of special mention loans all of which are loans acquired with deteriorated credit quality.
Included in the table above as of June 30, 2015 was $15.0 million in commercial loans classified as doubtful which were included in the loans identified as individually evaluated for a specific allowance and determined that no allowance was necessary as of June 30, 2015.
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

•	Doubtful loans have specific weaknesses that are severe enough to make collection or liquidation in full improbable.

Age analysis of past due loans, including loans acquired with deteriorated credit quality, as of the dates indicated were as follows (in thousands):

	June 30, 2015
	Greater Than 30 and Fewer Than 90 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
Construction	$80	$959	$1,039	$388,513	$389,552
Commercial real estate	1,545	10,283	11,828	1,275,277	1,287,105
Consumer real estate	1,559	2,144	3,703	145,570	149,273
Total real estate loans	3,184	13,386	16,570	1,809,360	1,825,930
Other loans:
Commercial and industrial	507	4,863	5,370	1,081,854	1,087,224
Consumer	99	39	138	20,021	20,159
Total other loans	606	4,902	5,508	1,101,875	1,107,383
Total loans	$3,790	$18,288	$22,078	$2,911,235	$2,933,313

	December 31, 2014
	Greater Than 30 and Fewer Than 90 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
Construction	$97	$750	$847	$326,830	$327,677
Commercial real estate	2,497	9,545	12,042	1,252,329	1,264,371
Consumer real estate	1,623	1,255	2,878	130,072	132,950
Total real estate loans	4,217	11,550	15,767	1,709,231	1,724,998
Other loans:
Commercial and industrial	159	4,426	4,585	1,026,044	1,030,629
Consumer	564	322	886	17,751	18,637
Total other loans	723	4,748	5,471	1,043,795	1,049,266
Total loans	$4,940	$16,298	$21,238	$2,753,026	$2,774,264

The following is a summary of information pertaining to impaired loans excluding loans acquired with deteriorated credit quality, as of the periods indicated (in thousands):

	June 30, 2015
	Recorded Investment	Contractual Balance	Related Allowance
With no related allowance recorded:
Construction	$854	$854	$—
Commercial real estate	1,882	1,933	—
Consumer real estate	2,611	2,658	—
Commercial and industrial	306	308	—
Consumer	70	70	—
Total	$5,723	$5,823	$—
With an allowance recorded:
Construction	$43	$43	$1
Commercial real estate	11,465	12,695	4,235
Consumer real estate	584	584	167
Commercial and industrial	17,354	17,406	6,603
Consumer	—	—	—
Total	$29,446	$30,728	$11,006
Total impaired loans:
Construction	$897	$897	$1
Commercial real estate	13,347	14,628	4,235
Consumer real estate	3,195	3,242	167
Commercial and industrial	17,660	17,714	6,603
Consumer	70	70	—
Total	$35,169	$36,551	$11,006

	December 31, 2014
	Recorded Investment	Contractual Balance	Related Allowance
With no related allowance recorded:
Construction	$927	$927	$—
Commercial real estate	7,175	7,453	—
Consumer real estate	2,085	2,097	—
Commercial and industrial	436	498	—
Consumer	256	256	—
Total	$10,879	$11,231	$—
With an allowance recorded:
Construction	$—	$—	$—
Commercial real estate	5,955	6,235	3,138
Consumer real estate	—	—	—
Commercial and industrial	14,721	14,774	5,889
Consumer	3	3	1
Total	$20,679	$21,012	$9,028
Total impaired loans:
Construction	$927	$927	$—
Commercial real estate	13,130	13,688	3,138
Consumer real estate	2,085	2,097	—
Commercial and industrial	15,157	15,272	5,889
Consumer	259	259	1
Total	$31,558	$32,243	$9,028

	For the Three Months Ended
	June 30, 2015		June 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction	$883	$18	$48	$1
Commercial real estate	3,402	14	5,716	35
Consumer real estate	2,364	—	1,981	—
Commercial and industrial	7,514	—	782	5
Consumer	99	—	—	—
Total	$14,262	$32	$8,527	$41
With an allowance recorded:
Construction	$22	$—	$311	$3
Commercial real estate	10,143	60	6,408	—
Consumer real estate	318	—	652	3
Commercial and industrial	16,322	—	3,536	—
Consumer	1	—	3	—
Total	$26,806	$60	$10,910	$6
Total impaired loans:
Construction	$905	$18	$359	$4
Commercial real estate	13,545	74	12,124	35
Consumer real estate	2,682	—	2,633	3
Commercial and industrial	23,836	—	4,318	5
Consumer	100	—	3	—
Total	$41,068	$92	$19,437	$47

	For the Six Months Ended
	June 30, 2015		June 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction	$891	$18	$24	$1
Commercial real estate	4,529	14	5,549	116
Consumer real estate	2,348	3	1,977	—
Commercial and industrial	371	—	792	33
Consumer	163	—	—	—
Total	$8,302	$35	$8,342	$150
With an allowance recorded:
Construction	$21	$—	$283	$11
Commercial real estate	8,711	60	5,764	3
Consumer real estate	292	—	802	10
Commercial and industrial	16,038	4	3,430	—
Consumer	2	—	—	—
Total	$25,064	$64	$10,279	$24
Total impaired loans:
Construction	$912	$18	$307	$12
Commercial real estate	13,240	74	11,313	119
Consumer real estate	2,640	3	2,779	10
Commercial and industrial	16,409	4	4,222	33
Consumer	165	—	—	—
Total	$33,366	$99	$18,621	$174
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
As of June 30, 2015, there were no loans that were past due 90 days or more that were still accruing interest, and $28 thousand in cash secured tuition loans that were past due 90 days or more still accruing interest as of December 31, 2014.
The following is a summary of information pertaining to nonaccrual loans as of the periods indicated (in thousands):

	June 30, 2015	December 31, 2014
Nonaccrual loans:
Construction	$959	$792
Commercial real estate	11,584	12,146
Consumer real estate	2,918	1,919
Commercial and industrial	17,617	6,051
Consumer	98	320
Total	$33,176	$21,228
As of June 30, 2015 and December 31, 2014, the average recorded investment in nonaccrual loans was $23.0 million and $19.6 million, respectively. The amount of interest income that would have been recognized on nonaccrual loans based on contractual terms was $0.6 million and $1.0 million at June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired.
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
The following is a summary of changes in the accretable yields of acquired loans as of the periods indicated as follows (in thousands):

	June 30, 2015	June 30, 2014
Balance, beginning of period	$115	$170
Acquisition	—	—
Net transfers from nonaccretable difference to accretable yield	—	816
Accretion	(80)	(777)
Balance, end of period	$35	$209
Information about the Company’s troubled debt restructurings (TDRs) at June 30, 2015 and June 30, 2014 is presented in the following tables (in thousands):

	Current	Greater Than 30 Days Past Due	Nonaccrual TDRs	Total TDRs
As of June 30, 2015
Real estate loans:
Construction	$198	$—	$—	$198
Commercial real estate	2,238	—	—	2,238
Consumer real estate	591	—	132	723
Total real estate loans	3,027	—	132	3,159
Other loans:
Commercial and industrial	442	—	—	442
Total loans	$3,469	$—	$132	$3,601

	Current	Greater Than 30 Days Past Due	Nonaccrual TDRs	Total TDRs
As of June 30, 2014
Real estate loans:
Construction	$303	$—	$—	$303
Commercial real estate	355	—	102	457
Consumer real estate	616	—	139	755
Total real estate loans	1,274	—	241	1,515
Other loans:
Commercial and industrial	305	—	—	305
Total loans	$1,579	$—	$241	$1,820
There were no new TDRs which were modified during the three months ended June 30, 2015 and 2014.

A summary of information pertaining to modified terms of loans, as of the dates indicated, is as follows:

	As of June 30, 2015
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled debt restructuring:
Construction	3	$198	$198
Commercial real estate	2	2,238	2,238
Consumer real estate	3	723	723
Commercial and industrial	2	442	442
	10	$3,601	$3,601

	As of June 30, 2014
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled debt restructuring:
Construction	2	$303	$303
Commercial real estate	3	457	457
Consumer real estate	3	755	755
Commercial and industrial	1	305	305
	9	$1,820	$1,820
None of the performing TDRs defaulted subsequent to the restructuring through the date the financial statements were available to be issued.
As of June 30, 2015 and December 31, 2014, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired or as a TDR.
6. Investments in Tax Credit Entities
Federal NMTC
Investment in Bank Owned CDE
The Federal NMTC program is administered by the Community Development Financial Institutions Fund of the U.S. Treasury and is aimed at stimulating economic and community development and job creation in low-income communities. The program provides federal tax credits investors who make qualified equity investments (QEIs) in a Community Development Entity(CDE). The CDE is required to invest the proceeds of each QEI in projects located in or benefiting low-income communities, which are generally defined as those census tracts with poverty rates greater than 20% and/or median family incomes that are less than or equal to 80% of the area median family income. FNBC CDE has received allocations of Federal NMTC, totaling $118.0 million since 2011. These allocations generated $46.0 million in tax credits.
The credit provided to the investor totals 39% of each QEI in a CDE and is claimed over a seven-year credit allowance period. In each of the first three years, the investor receives a credit equal to 5% of the total QEI allocated to each project. For each of the remaining four years, the investor receives a credit equal to 6% of the total QEI allocated to each project. The Company is eligible to receive up to $46.0 million in tax credits over the seven-year credit allowance period, beginning with the period in which the QEI was made, for its total QEI of $118.0 million. Through June 30, 2015, FNBC CDE had invested in allocations of $118.0 million, of which $40.0 million was invested by the Company and $78.0 million was invested by leverage lenders, which include the Company. Of the $78.0 million invested by leverage lenders, $17.5 million was invested by the Company as the leverage lender. The Company's investment in the Company's subsidiary CDE is eliminated upon consolidation. While the leverage lender's portion of the investment in the CDE is classified as a loan, the remaining investment in the CDE is an equity investment included in investment in tax credit entities in the accompanying consolidated balance sheets and evaluated at each reporting date for impairment. The impairment is evaluated based on the remaining tax credits available along with any applicable equity income or loss allocations. Impairment, if any, is recorded in the consolidated statement of income as a component of noninterest expense as well as any applicable equity income or loss allocations. The Federal NMTC claimed by the Company, with respect to each QEI, remain subject to recapture over each QEI’s credit allowance period upon the occurrence of any of the following:

•	CDE does not invest substantially all (defined as a minimum of 85%) of the QEI proceeds in qualified low-income community investments;

•	CDE ceases to be a CDE; or

•	CDE redeems its QEI investment prior to the end of the current credit allowance period.
At June 30, 2015 and December 31, 2014, none of the above recapture events had occurred, nor, in the opinion of management, are such events anticipated to occur in the foreseeable future. As of June 30, 2015, FNBC CDE had total assets of $130.5 million, consisting of cash of $5.5 million, loans of $112.3 million and other assets of $12.7 million, with liabilities of $0.4 million and capital of $130.1 million. Based on the structure of these transactions, the Company expects to recover its investment solely through use of the tax credits that were generated by the investments and any equity returns received through the limited partnership.
Investments in Non-Bank Owned CDEs
The Company is also a limited partner in several tax-advantaged limited partnerships and a shareholder in several C corporations whose purpose is to invest in approved Federal NMTC projects through CDEs that are not associated with FNBC CDE. During 2014 and 2013, several of these partnerships in which the Company was a limited partner converted to C corporations. The Company’s ownership in the CDEs did not change based on the conversion. These investments are accounted for using the equity method of accounting and are included in investment in tax credit entities in the accompanying consolidated balance sheets. The limited partnerships and C corporations are considered VIEs. The VIEs have not been consolidated because the Company is not considered the primary beneficiary. The Company's investment in Federal NMTC partnerships and C corporations, net of the loans to the investment fund, are evaluated for impairment at the end of each reporting period based on the remaining tax credits available along with any equity income or loss allocations. Impairment, if any, is recorded in the consolidated statement of income as a component of noninterest expense as well as any applicable equity income or loss allocations. All of the Company’s investments in Federal NMTC structures are privately held, and their market values are not readily determinable. Based on the structure of these transactions, the Company expects to recover its investment solely through use of the tax credits that were generated by the investments and any equity returns received through the limited partnership.
Low-Income Housing Tax Credits
The Company is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved Low-Income Housing tax credit projects. The tax credits associated with these investments are typically received over a 10 to 15 year period subject to recapture. These investments are accounted for using the equity method of accounting and are included in investments in tax credit entities in the accompanying consolidated balance sheets. The limited partnerships are considered to be VIEs and are evaluated for consolidation based on the Company's determination if it is the primary beneficiary. The Company has determined that it is not the primary beneficiary, with respect to the limited partnerships and, thus, the VIEs have not been consolidated except for a single Low-Income Housing investment which was consolidated, see Note 7 for further details. All of the Company’s investments in low-income housing partnerships are evaluated for impairment at the end of each reporting period. Impairment, if any, is recorded in the consolidated statement of income as a component of noninterest expense as well as any applicable equity income or loss allocations. Based on the structure of these transactions, the Company expects to recover its remaining investments at June 30, 2015 through the use of the tax credits that were generated by the investments and any equity returns received through the limited partnerships.
Federal Historic Rehabilitation Tax Credits
The Company is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved Federal Historic Rehabilitation tax credit projects. The tax credits received on these investments are received in the year that the project is placed in service and subject to recapture over a five year period. These investments are accounted for using the equity method of accounting and are included in investments in tax credit entities in the accompanying consolidated balance sheets. The limited partnerships are considered to be VIEs and are evaluated for consolidation based on the Company's determination if it is the primary beneficiary. The Company has determined that it is not the primary beneficiary with respect to any of the limited partnerships and, thus, the VIEs have not been consolidated. All of the Company’s investments in limited partnerships are evaluated for impairment at the end of each reporting period and the Company records impairment, if any, in its consolidated statement of income as a component of noninterest expense as well as any applicable equity income or loss allocations. Based on the structure of these transactions, the Company expects to recover its remaining investments in Federal Historic Rehabilitation tax credits at June 30, 2015 through the equity ownership in the underlying projects.
State Historic Rehabilitation Tax Credits
In connection with its limited partner interest in several tax-advantaged limited partnerships whose purpose is to invest in approved Federal Historic Rehabilitation tax credit projects, the Company has the ability to invest in Louisiana State Historic Rehabilitation tax credits. These credits are certified by the State of Louisiana and are purchased by the Company which it in turn, sells to investors after the State Historic Rehabilitation tax credits are transferred from the project to the Company. The Company holds these equity investments until the State Historic Rehabilitation tax credits are sold to a third party and evaluates its investment for impairment at the end of each reporting period. Impairment, if any, is recorded in its consolidated statement of income as a component of noninterest expense.
State NMTC
Investments in Non-Bank Owned CDEs
The Company is a limited partner in several tax-advantaged limited partnerships that are CDEs, whose purpose is to invest in approved state NMTC projects that are not associated with FNBC CDE. Based on the structure of these transactions, the Company expects to recover its remaining investments at June 30, 2015 in State NMTC through the transfer of its ownership interest to third party investors. The Company evaluates its investment for impairment at the end of each reporting period. Impairment, if any, is recorded in its consolidated statement of income as a component of noninterest expense.

The tables below set forth the Company's investment in Federal NMTC, State NMTC, Federal Low-Income Housing, Federal Historic Rehabilitation, and State Historic Rehabilitation tax credits, along with the credits expected to be generated through its participation in these programs as of June 30, 2015 and December 31, 2014 (in thousands). The amounts as of June 30, 2015 reflect the cumulative effect of the errors in the accounting for certain of its investments in tax credit entities and the net impact of the reversal of previously recorded amortization under the cost method and the net effect of the equity method and impairment charges.

	June 30, 2015
	Investment	Total Impairment(1)	Loans to Investment Funds(2)	Elimination	Net Investment	Tax Benefits Recognized Through December 31, 2014	Tax Benefits Expected to be Recognized in 2015	Tax Benefits Expected to be Recognized in 2016, and Thereafter	Total Tax Benefits Expected to be Recognized
NMTC:
Federal:
Bank Owned CDEs(3)	$118,000	$—	$—	$(118,000)	$—	$16,490	$6,580	$22,949	$46,019
Qualified Low-Income Community Investment (QLICI)(4)	34,291	(7,429)	—	—	26,862	—	—	—	—
Bank Owned CDE Equity Investment(5)	5,700	—	—	—	5,700	—	—	—	—
Total Bank Owned CDEs	157,991	(7,429)	—	(118,000)	32,562	16,490	6,580	22,949	46,019
Non-Bank Owned CDEs	172,192	(19,780)	(127,520)	—	24,892	36,580	9,769	20,076	66,425
State	28,227	—	—	—	28,227	—	—	—	—
Total NMTC	358,410	(27,209)	(127,520)	(118,000)	85,681	53,070	16,349	43,025	112,444

Low-Income Housing	35,965	(7,025)	—	—	28,940	13,188	4,015	38,093	55,296

Historic Rehabilitation:
Federal(6)	55,278	(4,471)	—	—	50,807	37,143	40,476	—	77,619
State	8,837	—	—	—	8,837	—	—	—	—
Total Historic Rehabilitation	64,115	(4,471)	—	—	59,644	37,143	40,476	—	77,619
Total	$458,490	$(38,705)	$(127,520)	$(118,000)	$174,265	$103,401	$60,840	$81,118	$245,359
(1) Amount represents the net impact of the reversal of previously recorded amortization under the cost method net of the effect of the application of the equity method and impairment charges.
(2) Interest only loan made to the investment fund during the compliance period for Federal NMTC.
(3) Through June 30, 2015, FNBC CDE received allocations of Federal NMTC from the CDFI Fund of the U.S. Treasury totaling $118.0 million over a three year period beginning in 2011. These investments are eliminated upon consolidation by the Company.
(4) Amount represents equity investments in tax credit entities.
(5) The Company made an equity investment of $5.7 million in various Federal NMTC projects. This investment generated Federal NMTC. For its equity investment, the Company is a limited partner and will have the right to share in the activity of the partnerships.
(6) As of June 30, 2015, the Company had $16.9 million invested in Federal Rehabilitation Tax Credit projects which the Company expects to generate Federal Rehabilitation Tax Credits in 2015 and 2016 when the projects are completed, receive the certificates of occupancy, and the property is placed into service. The amount of tax credits to be received will be determined when the costs are certified.

	December 31, 2014
	Investment	Total Impairment(1)	Loans to Investment Funds(2)	Elimination	Net Investment	Tax Benefits Recognized Through December 31, 2013	Tax Benefits Recognized in 2014	Tax Benefits Expected to be Recognized in 2015, and Thereafter	Total Tax Benefits Expected to be Recognized
NMTC:
Federal:
Bank Owned CDEs(3)	$118,000	$—	$—	$(118,000)	$—	$10,375	$6,115	$29,530	$46,020
Bank Owned CDE Equity Investment(4)	5,700	—	—	—	5,700	—	—	—	—
Total Bank Owned CDEs	123,700	—	—	(118,000)	5,700	10,375	6,115	29,530	46,020
Non-Bank Owned CDEs	162,192	(15,852)	(120,540)	—	25,800	27,213	9,367	25,945	62,525
State	28,227	—	—	—	28,227	—	—	—	—
Total NMTC	314,119	(15,852)	(120,540)	(118,000)	59,727	37,588	15,482	55,475	108,545

Low-Income Housing	43,733	(7,264)	—	—	36,469	9,546	3,642	42,109	55,297

Historic Rehabilitation:
Federal(5)	41,794	(3,412)	—	—	38,382	17,823	19,321	37,295	74,439
State	6,335	—	—	—	6,335	—	—	—	—
Total Historic Rehabilitation	48,129	(3,412)	—	—	44,717	17,823	19,321	37,295	74,439
Total	$405,981	$(26,528)	$(120,540)	$(118,000)	$140,913	$64,957	$38,445	$134,879	$238,281
(1) Amount represents impairment recorded from the date of original investment through the current period, as evaluated by the Company at the end of each reporting period.
(2) Interest only loan made to the investment fund during the compliance period for Federal NMTC.
(3) Through December 31, 2014, FNBC CDE received allocations of Federal NMTC from the CDFI Fund of the U.S. Treasury totaling $118.0 million over a three year period beginning in 2011. These investments are eliminated upon consolidation by the Company.
(4) The Company made an equity investment of $5.7 million in various Federal NMTC projects. This investment generated Federal NMTC. For its equity investment, the Company is a limited partner and will have the right to share in the activity of the partnerships.
(5) As of December 31, 2014, the Company had $12.6 million invested in Federal Historic Rehabilitation Tax Credit projects which the Company expects to generate Federal Historic Rehabilitation Tax Credits in 2015 and 2016 when the projects are completed, receive the certificate of occupancy, and the property is placed in service. The amount of tax credits to be received will be determined when the costs are certified.
The impairment of tax credit investments for the three and six month periods ended June 30, 2015 reflect the net impact of the cumulative errors in accounting for certain of its investments in tax credit entities and the net impact of the reversal of previously recorded amortization under the cost method and the net effect of the appropriate recording of the equity method and impairment charges were as follows (in thousands) :

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Federal NMTC	$3,374	$2,447	$6,679	$4,361
Low-Income Housing	(963)	542	(239)	1,083
Federal Historic Rehabilitation	236	388	1,059	760
Total impairment	$2,647	$3,377	$7,499	$6,204

The amount of basis reduction recorded related to the Company's investment in tax credit entities for the three and six month periods ended June 30, 2015 and June 30, 2014 were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Federal NMTC	$368	$284	$736	$701
Federal Historic Rehabilitation	139	709	277	709
Total basis reduction	$507	$993	$1,013	$1,410
The Company also made loans and leverage loans in the normal course of business to the developers of the tax credit related projects. These loans are subject to the Company's underwriting criteria and all loans were performing according to their contractual terms at June 30, 2015. These loans were classified in the Company's loan portfolio at June 30, 2015 and December 31, 2014 as follows (in thousands):

	June 30, 2015	December 31, 2014
Construction	$77,305	$80,741
Commercial real estate	50,722	67,520
Commercial and industrial	128,137	117,191
Total loans	$256,164	$265,452
7. Variable Interest Entities
A subsidiary of the Bank, FNBC CDC, is the managing member of a tax-advantaged limited partnership whose purpose is to invest in approved Low-Income Housing tax credit projects. This limited partnership is considered to be a VIE, whereby the Company is considered the primary beneficiary and must consolidate the VIE and, as such, no impairment charges have been recorded with respect to this investment. The initial recognition of this VIE relationship was accounted for using acquisition accounting. Under acquisition accounting, the assets and liabilities acquired are accounted for at market and intercompany balances are eliminated. As of June 30, 2015, the Company included in its consolidated financial statements, total assets of $41.0 million, consisting of real estate of $37.6 million and other assets of $3.4 million, with liabilities of $3.0 million and capital of $38.0 million.
8. Long-term Borrowings
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
Employee Stock Ownership Plan Loan
In March 2015, the Company sponsored Employee Stock Ownership Trust entered into a loan from First National Bankers Bank (FNBB) in order to purchase 100,000 shares of Company stock for $3.3 million. This borrowing is required to be recorded on the Company’s balance sheet, with an offsetting entry to additional paid-in capital. The loan matures on

December 5, 2024, and bears interest at a floating rate equal to the Wall Street Journal Prime rate, which was 3.25% as of June 30, 2015. The loan is subject to a pledge of 96,000 shares of the Company stock, owned by the Trust, as of June 30, 2015.
The $40.0 million borrowing included within long-term borrowings at June 30, 2015 and December 31, 2014 consists of a borrowing by the Company from Credit Suisse which is in the legal form of a long-term repurchase agreement. The borrowing matures on April 1, 2019, and bears interest at a floating rate equal to three-month USD LIBOR plus 1.35%, and was 1.62% at June 30, 2015.
The following table includes a summary of long-term borrowings as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
FNBB	$3,392	$—
Credit Suisse Securities (USA) LLC	40,000	40,000
5.75% Subordinated Notes due 2025	60,000	—
Total long-term borrowings	$103,392	$40,000
9. Derivative - Interest Rate Swap Agreements
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
During 2014, the Company terminated its cash flow hedge with Counterparty A, which the Company had entered into in 2012, as internal forecasts for future interest rates changed since this transaction was initiated. The total notional amount of the derivative contract was $115.0 million. The termination of the cash flow hedge resulted in a loss of $8.0 million which had been reflected in the Company’s operating cash flows and will be reclassified from accumulated other comprehensive income (loss) to net income as interest expense as it is amortized over a multi-year period consistent with the original maturity dates of the hedge which began in January 2015 and terminates in January 2022.
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

Information pertaining to outstanding derivative instruments is as follows (in thousands):

		Derivative Assets Fair Value			Derivative Liabilities Fair Value
	Balance Sheet Location	June 30, 2015	December 31, 2014	Balance Sheet Location	June 30, 2015	December 31, 2014
Derivatives designated as hedging instruments under ASC Topic 815:
Interest rate swaps - Counterparty B	Other Assets	$—	$—	Other Liabilities	$16,051	$15,995
Interest rate-prime swaps - Counterparty B	Other Assets	4,371	3,042	Other Liabilities	—	—
Interest rate swaps - Counterparty C	Other Assets	1,750	37	Other Liabilities	—	—
Interest rate-prime swaps - Counterparty C	Other Assets	—	—	Other Liabilities	296	—
		$6,121	$3,079		$16,347	$15,995
The Company entered into master netting arrangements with both Counterparty B and Counterparty C whereby the delayed interest rate swaps and Prime Hedges would be settled net. Net fair values of the Counterparty B and Counterparty C delayed interest rate swaps and Prime Hedges as of June 30, 2015 and December 31, 2014 are as follows (in thousands):

	June 30, 2015
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
		Derivatives	Collateral	Net
Derivatives subject to master netting arrangements:
Derivative assets:
Counterparty C	$1,454	$—	$—	$1,454
Net derivative asset	$1,454	$—	$—	$1,454

Derivative liabilities:
Counterparty B	$11,680	$—	$—	$11,680
Net derivative liability	$11,680	$—	$—	$11,680

	December 31, 2014
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
		Derivatives	Collateral	Net
Derivatives subject to master netting arrangements:
Derivative liabilities:
Counterparty B	$12,953	$—	$—	$12,953
Net derivative liability	$12,953	$—	$—	$12,953
Pursuant to the interest rate swap agreements described above with Counterparty B, the Company pledged collateral in the form of investment securities totaling $16.2 million (with a fair value at June 30, 2015 of $16.6 million), which has been presented gross in the Company’s balance sheet. Pursuant to the interest rate swap agreements described above with Counterparty C, the Company pledged collateral in the form of investment securities totaling $4.6 million (with a fair value at June 30, 2015 of $4.0 million), which has been presented gross in the Company’s balance sheet. There was no collateral posted from the counterparties to the Company as of June 30, 2015.
For the three and six month periods ended June 30, 2015, the Company reclassified $0.3 million and $0.5 million, respectively, from accumulated other comprehensive income (loss) into interest expense as a result of the discontinuance of the cash flow hedge with Counterparty A. No amounts were reclassified into earnings for the three or six month periods ended June 30, 2014.
As of June 30, 2015 and 2014, no amounts of gains or losses have been reclassified from accumulated comprehensive income (loss), nor have any amounts of gains or losses been recognized due to ineffectiveness of a portion of the derivatives. At

June 30, 2015, no amount of the derivatives will mature within the next 12 months. The Company does not expect to reclassify any amount from accumulated other comprehensive income (loss) into interest income over the next 12 months for derivatives that will be settled.
At June 30, 2015 and 2014, and for the six months then ended, information pertaining to the effect of the hedging instruments on the consolidated financial statements is as follows (in thousands):

	Amount of Gain (Loss) Recognized in OCI, net of taxes (Effective Portion)
	As of June 30,
Derivatives in ASC Topic 815 Cash Flow Hedging Relationships:	2015	2014
Interest rate swap with Counterparty A	$(4,844)	$(2,506)
Interest rate swap and prime swaps with Counterparty B	(7,592)	(5,246)
Interest rate swap and prime swaps with Counterparty C	944	$—
Total	$(11,492)	$(7,752)
10. Income Taxes
The income tax benefit on the statement of income for the six months ended June 30, 2015 and 2014 was as follows (in thousands):

	June 30, 2015	June 30, 2014
Current tax expense	$1,911	$—
Deferred tax benefit	(29,579)	(9,742)
Total tax benefit	$(27,668)	$(9,742)
The amount of taxes in the accompanying consolidated statements of income is different from the expected amount using statutory federal income tax rates primarily due to the effect of various tax credits. As discussed in Note 6, the Company earns Federal NMTC, Federal Historic Rehabilitation, and Low-Income Housing tax credits, which reduce the Company’s federal income tax liability or create a carryforward as applicable. The Company is also required to reduce its tax basis of the investment in certain of the projects that generated the Federal NMTC or Federal Historic Rehabilitation tax credits by the amount of the credit generated in that year. No valuation allowance was recorded for the net deferred tax assets at June 30, 2015 and December 31, 2014, as the amounts will more likely than not be realized as reductions of future taxable income or by utilizing available tax planning strategies.
11. Commitments and Contingencies
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

The following is a summary of the total notional amount of loan commitments and standby letters of credit outstanding at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Standby letters of credit	$104,342	$110,636
Unused loan commitments	650,700	509,665
Total	$755,042	$620,301
12. Shareholders' Equity
Series C Convertible Perpetual Preferred Stock
In June 2015, the holder of the Series C preferred stock exchanged 364,983 shares of Series C preferred stock for an equivalent number of shares of common stock. During 2013, the holder of the Series C preferred stock converted 551,858 shares into an equivalent number of shares of common stock. The Company issued 916,841 shares of Series C preferred stock to the holder in 2011. There were no shares of the Company's Series C preferred stock outstanding as of June 30, 2015.
13. Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income (loss) and changes in those components are presented in the following table (in thousands):

	Cash Flow Hedges(1)	Terminated Cash Flow Hedge(2)	Transfers of Available for Sale Securities to Held to Maturity	Available for Sale Securities	Total
Balance at January 1, 2015	$(8,396)	$(5,194)	$(3,354)	$(2,793)	$(19,737)
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain	2,690	—	—	472	3,162
Reclassification of net losses realized and included in earnings	—	539	—	—	539
Amortization of unrealized net gain	—	—	288	—	288
Income tax expense (benefit)	942	189	101	165	1,397
Balance at June 30, 2015	$(6,648)	$(4,844)	$(3,167)	$(2,486)	$(17,145)

	Cash Flow Hedges(1)	Terminated Cash Flow Hedge(2)	Transfers of Available for Sale Securities to Held to Maturity	Available for Sale Securities	Total
Balance at January 1, 2014	$(2,054)	$—	$(3,710)	$(10,751)	$(16,515)
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain (loss)	(8,767)	—	—	9,724	957
Reclassification of net losses realized and included in earnings	—	—	—	(56)	(56)
Amortization of unrealized net gain	—	—	269	—	269
Income tax expense (benefit)	(3,069)	—	94	3,385	410
Balance at June 30, 2014	$(7,752)	$—	$(3,535)	$(4,468)	$(15,755)
(1) Balances in the Cash Flow Hedge column represent the net operating changes in all of the Company's cash flow hedge relationships as of the dates stated.
(2) Balances in the Terminated Cash Flow Hedge column represent the net unrealized loss at termination of a certain cash flow hedge relationship. See Note 9 for further explanation on the terminated cash flow hedge.

14. Capital Requirements and Other Regulatory Matters
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, Tier 1 capital to average assets, and common equity tier 1 to risk-weighted assets. Management believes, as of June 30, 2015 and December 31, 2014, that the Company and the Bank met all capital adequacy requirements to which they are subject.
As of June 30, 2015, the Bank was in compliance with all regulatory requirements and the Bank was classified as “well capitalized” for purposes of the Federal Deposit Insurance Corporation's prompt corrective action requirements. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and common equity tier 1 ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed that categorization.
The following tables present the actual capital amounts and regulatory capital ratios for the Company and the Bank as of June 30, 2015 and December 31, 2014:

		June 30, 2015
	"Well Capitalized" Minimums	Actual
(in thousands)		Ratio	Amount
First NBC Bank Holding Company
Tier 1 leverage capital		9.80%	$391,775
Tier 1 risk-based capital		10.79%	391,775
Total risk-based capital		13.72%	497,893
Common equity tier 1 risk-based capital		10.79%	391,775
First NBC Bank
Tier 1 leverage capital	5.00%	10.52%	$419,853
Tier 1 risk-based capital	8.00%	11.58%	419,853
Total risk-based capital	10.00%	12.85%	465,915
Common equity tier 1 risk-based capital	6.50%	11.58%	419,853

		December 31, 2014
	"Well Capitalized" Minimums	Actual
(in thousands)		Ratio	Amount
First NBC Bank Holding Company
Tier 1 leverage capital		10.66%	$387,224
Tier 1 risk-based capital		11.59%	387,224
Total risk-based capital		12.84%	428,962
Common equity tier 1 risk-based capital		NA	NA
First NBC Bank
Tier 1 leverage capital	5.00%	9.95%	$361,078
Tier 1 risk-based capital	6.00%	10.82%	361,078
Total risk-based capital	10.00%	12.07%	402,816
Common equity tier 1 risk-based capital	NA	NA	NA

15. Fair Value of Financial Instruments
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

A description of the valuation methodologies used for instruments measured at fair value follows, as well as the classification of such instruments within the valuation hierarchy. Securities are classified within Level 1 when quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using pricing models or quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Examples include certain available for sale securities. The Company’s investment portfolio did not include Level 3 securities as of June 30, 2015 and December 31, 2014.
The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy, based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

		June 30, 2015
		Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Assets ( Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities:
U.S. government agency securities	$155,323	$—	$155,323	$—
U.S. Treasury securities	12,703	—	12,703	—
Municipal securities	12,234	—	12,234	—
Mortgage-backed securities	57,557	—	57,557	—
Corporate bonds	8,020	—	8,020	—
Other equity securities	23	23	—	—
	$245,860	$23	$245,837	$—
Derivative instruments	1,454	—	1,454	—
Total	$247,314	$23	$247,291	$—
Liabilities
Derivative instruments	$11,680	$—	$11,680	$—

		December 31, 2014
		Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Assets ( Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities:
U.S. government agency securities	$157,527	$—	$157,527	$—
U.S. Treasury securities	12,610	—	12,610	—
Municipal securities	12,246	—	12,246	—
Mortgage-backed securities	57,087	—	57,087	—
Corporate bonds	8,177	—	8,177	—
	$247,647	$—	$247,647	$—
Derivative instruments	37	—	37	—
Total	$247,684	$—	$247,684	$—
Liabilities
Derivative instruments	$12,953	$—	$12,953	$—
The Company has segregated all financial assets and liabilities that are measured at fair value on a nonrecurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

		June 30, 2015
		Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Assets ( Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Loans	$29,446	$—	$—	$29,446
Other real estate owned	3,014	—	—	3,014
	$32,460	$—	$—	$32,460

		December 31, 2014
		Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Assets ( Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Loans	$20,679	$—	$—	$20,679
Other real estate owned	3,022	—	—	3,022
	$23,701	$—	$—	$23,701
In accordance with ASC Topic 310, the Company records loans and other real estate considered impaired at the lower of cost or fair value. Impaired loans, recorded at fair value, are Level 3 assets measured using appraisals from external parties of the collateral, less any prior liens primarily using the market or income approach.
The Company did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis during the six months ended June 30, 2015 or the year ended December 31, 2014.
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
The estimated fair values of the Company’s financial instruments were as follows as of the dates indicated (in thousands):

	Fair Value Measurements at June 30, 2015
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$55,926	$55,926	$55,926	$—	$—
Short-term investments	92,097	92,097	92,097	—	—
Investment in short-term receivables	250,575	250,575	250,575	—	—
Investment securities available for sale	245,860	245,860	23	245,837	—
Investment securities held to maturity	84,804	84,175	—	84,175	—
Loans and loans held for sale	2,938,258	2,953,306	—	—	2,953,306
Cash surrender value of bank-owned life insurance	47,994	47,994	47,994	—	—
Derivative instruments	1,454	1,454	—	1,454	—
Financial Liabilities:
Deposits, noninterest-bearing	390,001	390,001	—	390,001	—
Deposits, interest-bearing	3,006,744	2,959,423	—	—	2,959,423
Repurchase agreements	117,840	117,840	—	117,840	—
Long-term borrowings	103,392	104,677	—	—	104,677
Derivative instruments	11,680	11,680	—	11,680	—

	Fair Value Measurements at December 31, 2014
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$32,484	$32,484	$32,484	$—	$—
Short-term investments	18,404	18,404	18,404	—	—
Investment in short-term receivables	237,135	237,135	237,135	—	—
Investment securities available for sale	247,647	247,647	—	247,647	—
Investment securities held to maturity	89,076	90,956	—	90,956	—
Loans and loans held for sale	2,775,886	3,003,280	—	—	3,003,280
Cash surrender value of bank-owned life insurance	47,289	47,289	47,289	—	—
Derivative instruments	37	37	—	37	—
Financial Liabilities:
Deposits, noninterest-bearing	364,534	364,534	—	364,534	—
Deposits, interest-bearing	2,756,316	2,722,134	—	—	2,722,134
Repurchase agreements	117,991	117,991	—	117,991	—
Long-term borrowings	40,000	42,270	—	—	42,270
Derivative instruments	12,953	12,953	—	12,953	—

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of First NBC Bank Holding Company and its wholly owned subsidiary, First NBC Bank, as of June 30, 2015 and December 31, 2014 and for the three and six month periods ended June 30, 2015 and June 30, 2014. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements, the accompanying footnotes and supplemental data included herein.
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
For the six months ended June 30, 2015, the Company’s income available to common shareholders totaled $32.5 million, an increase of $7.6 million, or 30.6%, compared to the six months ended June 30, 2014. Diluted earnings per share for the six months ended June 30, 2015 were $1.70, an increase of $0.39, or 29.8%, compared to the six months ended June 30, 2014. During the second quarter of 2015, the Company’s income available to common shareholders totaled $16.8 million, an increase of $4.4 million, or 35.9%, compared to the second quarter of 2014. Diluted earnings per share for the second quarter of 2015 were $0.88, an increase of $0.23, or 35.4%, compared to the second quarter of 2014.
During the Company's quarterly financial statement close process, errors were identified in its accounting for certain of its investments in tax credit entities that related to historical and current financial information which were corrected in the Company's consolidated financial statements as of June 30, 2015 and for the three months then ended. The errors did not have a material impact to the consolidated financial statements for any prior periods as previously reported and were not material to the anticipated annual results for the year ended December 31, 2015. The impact of those errors are discussed in the applicable Financial Condition and Results of Operations sections of this document.
Key components of the Company’s performance during the first six months of 2015 are summarized below.

•	Total assets at June 30, 2015 were $4.1 billion, an increase of $375.9 million, or 10.0%, from December 31, 2014.

•
Total loans at June 30, 2015 were $2.9 billion, an increase of $159.0 million, or 5.7%, from December 31, 2014. The increase in loans was primarily due to increases of $61.9 million, or 18.9%, in construction loans and $56.6 million, or 5.5%, in commercial loans from December 31, 2014.

•
Total deposits increased $275.9 million, or 8.8%, from December 31, 2014. The increase was due primarily to increases in NOW deposits of $109.8 million, or 23.0%, money market deposits of $63.2 million, or 6.0%, and noninterest-bearing demand deposits of $25.5 million, or 7.0%, from December 31, 2014.

•	Shareholders’ equity increased $33.5 million, or 7.7%, to $469.9 million from December 31, 2014. The increase was primarily attributable to the Company’s retained earnings over the period.

•
Interest income increased $1.3 million, or 3.5%, in the second quarter of 2015 compared to the second quarter of 2014. For the six months ended June 30, 2015, interest income increased $5.3 million, or 7.3%, compared to the six months ended June 30, 2014. The increases were driven primarily by higher volume on loans.

•
Interest expense increased $1.8 million, or 16.5%, in the second quarter of 2015 compared to the second quarter of 2014. For the six months ended June 30, 2015, interest expense increased $2.9 million, or 14.0%, compared to the six months ended June 30, 2014. The increases were primarily due to higher average balances of interest-bearing deposits and the issuance of $60.0 million in subordinated debentures during the first quarter of 2015 which bear interest at 5.75%. The Company’s cost of funds increased 1 basis point compared to the second quarter of 2014 and decreased 3 basis points compared to the six month period of 2014.

•	The Company’s ratio of allowance for loan losses to total loans was 1.72%, compared to 1.56% at December 31, 2014 and 1.45% at June 30, 2014.

•
Net charge-offs for the second quarter of 2015 were $0.4 million, compared to net charge-offs of $0.1 million for the second quarter of 2014. Net charge-offs for the six months ended June 30, 2015 were $0.6 million compared to $0.7 million for the same period of 2014.

•
Noninterest income for the second quarter of 2015 increased $0.6 million, or 21.3%, compared to the second quarter of 2014 due primarily to an increase of $0.6 million in other noninterest income offset by a decrease in gains on other assets sold of $0.1 million. For the six months ended June 30, 2015, noninterest income decreased $0.2 million, or 3.6%, compared to the six months ended June 30, 2014, primarily due to increases of $0.7 million in other noninterest income and $0.3 million in cash surrender value income on bank-owned life insurance offset by decreases in Community Development Entity fees earned of $0.6 million and income from sales of state tax credits of $0.6 million.

•
Noninterest expense for the second quarter of 2015 increased $4.5 million, or 24.4%, compared to the second quarter of 2014. The increase in noninterest expense in the second quarter of 2015 compared to the second quarter of 2014 resulted from increases in all components of noninterest expense, primarily salaries and employee benefits of $1.7 million and other noninterest expense of $2.1 million offset by a decrease in impairment of investment in tax credit entities of $0.7 million. For the six months ended June 30, 2015, noninterest expense increased $9.7 million, or 27.0%, compared to the six months ended June 30, 2014, due to increases in all components of noninterest expense, primarily increases in salaries and employee benefits of $3.3 million, impairment of investment in tax credit entities of $1.3 million, and other noninterest expense of $2.4 million.

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
Under current GAAP accounting, the returns generated from the Company’s investment in tax credit entities are a component of the Company’s income tax provision whereas all of the expenses, primarily impairment of investment in tax credit entities, are recorded in noninterest expense. Because of the level of the Company’s investment in tax credit entities, management believes that the effect of adjusting the relevant GAAP measures to account for returns generated by the Company’s investment in tax credit entities is meaningful to a more complete understanding of the Company’s financial performance.
In measuring the Company’s financial performance, in addition to financial measures that are prepared in accordance with GAAP, management utilizes non-GAAP performance measures that adjust noninterest income and expense to reflect the effect of the federal income taxes generated from the Company’s investment in tax credit entities to derive at an adjusted income before income taxes non-GAAP measure and a performance measure that adjusts noninterest income and noninterest expense to reflect the effect of the noninterest income and noninterest expense generated from the Company's investment in tax credit entities to derive at an adjusted efficiency ratio. The non-GAAP measures of adjusted income before income taxes and adjusted efficiency ratio are reconciled to the corresponding measures determined in accordance with GAAP on “Table 1-Reconciliations of Non-GAAP Financial Measures.” Management believes that these non-GAAP financial measures should facilitate an investor’s understanding and analysis of the Company’s underlying financial performance and trends, in addition to the corresponding financial information prepared and reported in accordance with GAAP.
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
These non-GAAP disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP. The following tables reconcile, as of the dates set forth below, income before income taxes (on a GAAP basis) to income before income taxes adjusted for investments in federal tax credit programs, shareholders’ equity (on a GAAP basis) to tangible common equity and total assets (on a GAAP basis) to tangible assets and tangible book value per share, and calculate an adjusted efficiency ratio (non-GAAP).

TABLE 1-RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES

	For the Six Months Ended
(In thousands, except per share data)	June 30, 2015	June 30, 2014
Income before income taxes:
Income before income taxes (GAAP)	$5,592	$15,785
Income adjustment before income taxes related to the impact of tax credit related activities (Non-GAAP)
Tax equivalent income associated with investment in federal tax credit programs(1)	45,309	23,014
Income before income taxes (Non-GAAP)	50,901	38,799
Income tax expense-adjusted (Non-GAAP)	(17,641)	(13,272)
Net income (GAAP)	$33,260	$25,527

Adjusted Efficiency Ratio:
Non-interest expense (GAAP)	$45,603	$35,905
Adjustments:
Impairment of investment in tax credit entities(2)	7,499	6,204
Other direct expenses(3)	1,316	1,383
Adjusted noninterest expense (Non-GAAP)	36,788	28,318
Net interest income (GAAP)	53,728	51,398
Noninterest income (GAAP)	6,067	6,292
Adjustments:
Income from sales of state tax credits	1,187	1,761
Community Development Entity fees earned	256	875
Adjusted noninterest income (Non-GAAP)	4,624	3,656
Adjusted total revenue (Non-GAAP)	$58,352	$55,054
Adjusted efficiency ratio	63.04%	51.44%

(1)	Tax equivalent income associated with investment in federal tax credit programs represents the gross amount of tax benefit from federal tax credits.

(2)	Impairment of investment in tax credit entities represents impairment recorded during the current period, as evaluated by the Company at the end of each reporting period.

(3)	Other direct expenses represent fees and expenses incurred as a result of the Company's investment in federal tax credit programs.

	As of
	June 30, 2015	December 31, 2014
Tangible equity and asset calculations:
Total equity (GAAP)	$469,920	$436,374
Adjustments:
Preferred equity	37,935	42,406
Goodwill	4,808	4,808
Other intangibles	3,019	3,023
Tangible common equity	$424,158	$386,137

Total assets (GAAP)	$4,126,503	$3,750,617
Adjustments:
Goodwill	4,808	4,808
Other intangibles	3,019	3,023
Tangible assets	$4,118,676	$3,742,786

Total common shares	19,022	18,576
Book value per common share	$22.71	$21.21
Effect of adjustment	0.41	0.42
Tangible book value per common share	$22.30	$20.79
Total equity to assets	11.39%	11.63%
Effect of adjustment	1.09%	1.31%
Tangible common equity to tangible assets	10.30%	10.32%
FINANCIAL CONDITION
Assets increased $375.9 million, or 10.0%, to $4.1 billion as of June 30, 2015 compared to $3.8 billion as of December 31, 2014 as the Company continued to experience strong growth in the New Orleans market area. Net loans increased $151.0 million, or 5.5%, to $2.9 billion as of June 30, 2015, compared to $2.7 billion as of December 31, 2014. The Company’s investment securities portfolio totaled $330.7 million compared to $336.7 million as of December 31, 2014, a decrease of 1.8%. Deposits increased $275.9 million, or 8.8%, to $3.4 billion as of June 30, 2015, compared to $3.1 billion as of December 31, 2014. Total shareholders’ equity increased $33.5 million, or 7.7%, to $469.9 million as of June 30, 2015, compared to $436.4 million as of December 31, 2014.
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
The following table sets forth the amount of loans, by category, as of the respective periods:
TABLE 2-TOTAL LOANS BY LOAN TYPE

	June 30, 2015		December 31, 2014
(In thousands)	Amount	Percent	Amount	Percent
Construction	$389,552	13.3%	$327,677	11.8%
Commercial real estate	1,287,105	43.9%	1,264,371	45.6%
Consumer real estate	149,273	5.1%	132,950	4.8%
Commercial and industrial	1,087,224	37.1%	1,030,629	37.2%
Consumer	20,159	0.6%	18,637	0.6%
Total loans	$2,933,313	100%	$2,774,264	100%
The Company’s primary focus has been on commercial real estate and commercial lending, which represented approximately 81% and 83% of the loan portfolio as of June 30, 2015 and December 31, 2014, respectively. Although management expects continued growth with respect to the loan portfolio, it does not expect any significant changes over the foreseeable future in the composition of the loan portfolio or in the emphasis on commercial real estate and commercial lending.
A significant portion, $430.9 million, or 33.5%, as of June 30, 2015, compared to $419.3 million, or 33.5%, as of December 31, 2014, of the commercial real estate exposure represented loans to commercial businesses secured by owner occupied real estate which, in effect, are commercial loans with the borrowers’ real estate providing a secondary source of repayment. The Company's construction portfolio increased $61.9 million, or 18.9%, compared to December 31, 2014. The increase in the construction portfolio has been due to the funding of construction loans related to hotels, residential real estate development, and federal tax credit related projects.
Commercial loans, which represent 37.1% of total loans in the portfolio, increased $56.6 million, or 5.5%, compared to December 31, 2014. The Company attributes its commercial loan growth to increases in all segments of the portfolio. The Company does have exposure to the oil and gas industry in its commercial loan portfolio. At June 30, 2015, the Company's direct oil and gas commercial loan portfolio was approximately $108.0 million, or 3.6% of its total loan portfolio, with an additional $6.5 million in outstanding loan commitments. Of this amount, the Company's exposure to exploration and production in its oil and gas portfolio was approximately $61.2 million with outstanding commitments of $3.0 million. The Company also had indirect oil and gas loan exposure in its portfolio of $71.9 million with outstanding commitments of $8.0 million. The Company is actively monitoring both its direct and indirect oil and gas related credits.
The consumer real estate loan portfolio increased $16.3 million, or 12.3%, compared to December 31, 2014. The increase in consumer real estate loans was attributable to the acquisition of $21.5 million in consumer real estate loans in the Crestview bank transaction offset by the payoff of $5.2 million from a large consumer real estate loan.
Nonperforming Assets
Nonperforming assets consist of nonperforming loans, other real estate owned and other repossessed assets. Nonperforming loans consist of loans that are on nonaccrual status and restructured loans, which are loans on which the Company has granted a concession on the interest rate or original repayment terms due to financial difficulties of the borrower. Other real estate owned consists of real property acquired through foreclosure. The Company initially records other real estate owned at the lower of carrying value or fair value, less estimated costs to sell the assets. Estimated losses that result from the ongoing periodic valuations of these assets are charged to earnings as noninterest expense in the period in which they are identified. Once the Company owns the property, it is maintained, marketed, rented and sold in satisfaction of the original loan. Historically, foreclosure trends have been low due to the seasoning of the portfolio. The Company accounts for troubled debt restructurings in accordance with ASC 310, “Receivables.”
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

The following table sets forth information regarding nonperforming assets as of the dates indicated:
TABLE 3-NONPERFORMING ASSETS

(In thousands)	June 30, 2015	December 31, 2014
Nonaccrual loans:
Construction	$959	$792
Commercial real estate	11,584	12,146
Consumer real estate	2,918	1,919
Commercial and industrial	17,617	6,051
Consumer	98	320
Total nonaccrual loans	33,176	21,228
Restructured loans	3,469	1,571
Total nonperforming loans	36,645	22,799
Other assets owned(1)	293	290
Other real estate owned	4,459	5,549
Total nonperforming assets	$41,397	$28,638
Accruing loans past due 90+ days	$—	$28
Nonperforming loans to total loans	1.25%	0.82%
Nonperforming loans to total assets	0.89%	0.61%
Nonperforming assets to total assets	1.00%	0.76%
Nonperforming assets to loans, other real estate owned and other assets owned	1.41%	1.03%

(1)	Represents repossessed property other than real estate.
Approximately $0.6 million and $1.0 million of gross interest income would have been accrued if all loans on nonaccrual status had been current in accordance with their original terms at June 30, 2015 and December 31, 2014.
Total nonperforming assets increased $12.8 million, or 44.6%, as compared to December 31, 2014, and total nonperforming assets as a percentage of loans and other real estate owned increased by 38 basis points over the period. The increase resulted primarily from an increase in nonaccrual loans of $11.9 million, restructured loans of $1.9 million offset by decreases in other real estate owned of $1.1 million compared to December 31, 2014.
Potential problem loans are those loans that are not categorized as nonperforming loans, but where current information indicates that the borrower may not be able to comply with present loan repayment terms. These are generally referred to as its watch list loans. The Company monitors these loans closely and reviews their performance on a regular basis. At June 30, 2015, the Company had classified loans in its commercial loan portfolio of $15.0 million classified as doubtful, $76.9 million as substandard and $6.7 million as special mention. At December 31, 2014 the Company had classified loans in its commercial loan portfolio of $24.8 million classified as substandard. The increase in the Company's classified commercial loan portfolio compared to December 31, 2014 was due primarily to one exploration and production credit which was affected by the fluctuations in energy commodity prices and the level of production from its shallow-water well. The Company continues to monitor this credit as the borrower has experienced issues with the distribution and production from its shallow-water well. The Company anticipates that production will resume in the near future. The Company will continue to monitor its exposure in its oil and gas portfolio as well as the changes in energy commodity prices and related risks throughout 2015.
The Company monitors past due status as an indicator of credit deterioration and potential problem loans. A loan is considered past due when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. To the extent that loans become past due, management assesses the potential for loss on such loans as it would with other problem loans and considers the effect of any potential loss in determining its provision for probable loan losses. Management also assesses alternatives to maximize collection of any past due loans, including, without limitation, restructuring loan terms, requiring additional loan guarantee(s) or collateral or other planned action. Additional information regarding past due loans as of June 30, 2015 is included in Note 5 to the Company’s financial statements included in this report.

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
The allowance for loan losses was $50.4 million, or 1.72%, of total loans, as of June 30, 2015, compared to $37.4 million, or 1.45% of total loans, as of June 30, 2014, an increase of 27 basis points over the period.
The following table provides an analysis of the allowance for loan losses and net charge-offs for the respective periods:
TABLE 4-SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

	For the Six Months Ended June 30,
(In thousands)	2015	2014
Balance, beginning of period	$42,336	$32,143
Charge-offs:
Construction	12	4
Commercial real estate	530	396
Consumer real estate	41	43
Commercial and industrial	272	254
Consumer	50	72
Total charge-offs	905	769
Recoveries:
Construction	—	—
Commercial real estate	243	1
Consumer real estate	2	—
Commercial and industrial	66	18
Consumer	9	10
Total recoveries	320	29
Net charge-offs	585	740
Provision for loan loss	8,600	6,000
Balance, end of period	$50,351	$37,403
Net charge-offs to average loans	0.02%	0.03%
Allowance for loan losses to total loans	1.72%	1.45%
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
The securities portfolio consists primarily of U.S. government agency obligations, mortgage-backed securities, and municipal securities, although the Company also holds corporate bonds. All of the securities have varying contractual maturities. However, these maturities do not necessarily represent the expected life of the securities as the securities may be called or paid down with or without penalty prior to their stated maturities, and the targeted duration for the investment portfolios is in the three to four year range. No investment in any of these securities exceeds any applicable limitation imposed by law or regulation. The Asset Liability Committee reviews the investment portfolio on an ongoing basis to ensure that the investments conform to the Company’s investment policy. All securities, except for the other equity securities, as of June 30, 2015 were classified as Level 2 assets, as their fair value was estimated using pricing models or quoted prices of securities with similar characteristics. The other equity securities as of June 30, 2015 were classified as Level 1 assets, as their fair value was estimated using quoted prices in active markets for identical assets.
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
The Company’s investment securities portfolio totaled $330.7 million at June 30, 2015, a decrease of $6.0 million, or 1.8%, from December 31, 2014. The decrease was due primarily to $6.7 million in securities calls as of June 30, 2015. As of June 30, 2015, investment securities having a carrying value of $283.1 million were pledged to secure public deposits, securities sold under agreements to repurchase and borrowings.
The following table presents a summary of the amortized cost and estimated fair value of the investment portfolio:
TABLE 5-CARRYING VALUE OF SECURITIES

	June 30, 2015			December 31, 2014
(In thousands)	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value
Available for sale:
U.S. government agency securities	$158,002	$(2,679)	$155,323	$161,461	$(3,934)	$157,527
U.S. Treasury securities	13,017	(314)	12,703	13,019	(409)	12,610
Municipal securities	12,145	89	12,234	12,175	71	12,246
Mortgage-backed securities	58,315	(758)	57,557	57,025	62	57,087
Corporate bonds	8,184	(164)	8,020	8,263	(86)	8,177
Other equity securities	23	—	23	—	—	—
Total available for sale	$249,686	$(3,826)	$245,860	$251,943	$(4,296)	$247,647
Held to maturity:
Municipal securities	$39,028	$1,745	$40,773	$41,255	$2,120	$43,375
Mortgage-backed securities	45,776	(2,374)	43,402	47,821	(240)	47,581
Total held to maturity	$84,804	$(629)	$84,175	$89,076	$1,880	$90,956
As of June 30, 2015, all of the Company’s mortgage-backed securities were agency securities and the Company did not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, sub-prime, Alt-A, or second lien elements in the investment portfolio.

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
Investments in Short-term Receivables
The Company invests in short-term trade receivables. These receivables are traded on an exchange and are covered by a repurchase agreement of the seller of the receivables, if not paid within a specified period of time. The Company invests in these receivables since they provide a higher short-term return for the Company. The Company had $250.6 million invested in short-term receivables at June 30, 2015, an increase of $13.4 million, or 5.7%, compared to December 31, 2014.
Short-term Investments
Short-term investments result from excess funds that fluctuate daily depending on the funding needs of the Company and are currently invested overnight in interest-bearing deposit accounts at the Federal Reserve Bank of Atlanta, First National Bankers Bank, JP Morgan Chase Bank, Texas Capital Bank, TIB-The Independent Bankers Bank and Comerica Bank. The balance in interest-bearing deposits at other institutions increased $73.7 million, to $92.1 million at June 30, 2015, from $18.4 million at December 31, 2014. The primary cause of the increase at June 30, 2015 was the existence of cash that had not been reinvested from calls of investment securities and proceeds from the issuance of the subordinated debentures which had not been invested at June 30, 2015. The Company’s cash activity is further discussed in the “Liquidity and Capital Resources” section below.
Investment in Real Estate Properties
The balance in investment in real estate properties totaled $51.5 million as of June 30, 2015, an increase of $38.8 million compared to December 31, 2014. The increase was due primarily to an error related to the consolidation of the Low-Income Housing investment VIE that owned Low-Income Housing units. The increase represents the value of the property of $37.6 million.
Investment in Tax Credit Entities
The Company’s investment in tax credit entities totaled $174.3 million as of June 30, 2015, an increase of $33.4 million, or 23.7%, compared to December 31, 2014. The Company identified errors in the accounting for certain of its investment in tax credit entities which the Company corrected in the consolidated financial statements as of June 30, 2015. The impact of the errors on the investment in tax credit entities balance was an increase of $0.4 million to the investment in tax credit entities, which included the reversal of previously recorded amortization amounts recorded under the cost method of accounting offset by the net effect of equity accounting gains and losses and impairment charges. The investment in tax credit entities balance was also impacted by an error related to the consolidation of the Low-Income Housing investment VIE which decreased the investment in tax credit entities balance by $9.2 million and increased for the correction of an error in the presentation of $34.3 million in Qualified Low-Income Community Investment (QLICI) investments which were previously included in loans. The Company's Federal Historic Rehabilitation Tax credit investment increased $9.7 million during the period.
The Company has seen increasing demand in its markets for investment in tax credit projects. The Company anticipates its investment in tax credit entities to be driven by increases in Federal Historic Rehabilitation Tax Credit project investments in 2015 and 2016. The Low-Income Housing and Federal NMTC associated with the Company's investment in tax credit entities are recognized over the contract periods of the respective projects, which range from seven to 15 years. Federal NMTC projects for which an investment was made during 2011 to 2013 from the Company's own tax credit allocation substantially increased the Company's supply of credits recognizable over future periods.
The Company has received a total of $118.0 million in Federal New Markets Tax Credits (NMTC) allocations since 2011. The Company received allocations of $50.0 million in 2013, $40.0 million in 2012, and $28.0 million in 2011. The Company was notified during 2015 and 2014 by the Community Development Financial Institutions Fund (CDFI) of the U.S. Treasury that it did not receive an allocation of Federal NMTC in those allocation years. Notwithstanding, the lack of allocations during the last two Federal NMTC award cycles has not hindered the Company's ability to utilize Federal tax credit programs and make investments in tax credit projects as the Company invested in Federal NMTC projects and utilized Federal NMTC allocations of other CDEs as was common practice for the Company when it began its tax credit investment program. The Company has made and will continue to make material investments in tax credit-motivated projects. The Company generates returns on tax credit-motivated projects through the receipt of federal and, if applicable, state tax credits and any applicable equity income or loss. The Company maintains a pipeline of tax credit eligible projects which it may invest in to generate federal tax credits.

Table 14-Future Tax Credits provides information on tax credits the Company expects to generate in future years based on investments the Company has made.
Deferred Tax Asset
The Company had a net deferred tax asset of $111.6 million as of June 30, 2015 due to its tax net operating losses, carryforwards related to unused tax credits, and the non-deductibility of the loan loss provision for tax purposes. The Company assesses the recoverability of its deferred tax asset quarterly, and the current and projected level of taxable income provides for the ultimate realization of the carrying value of these deferred tax assets. Net deferred tax assets as of June 30, 2015 increased $28.2 million, or 33.8%, from December 31, 2014, primarily as a result of $30.5 million in estimated tax credits generated during the first six months of 2015 offset by tax credit basis adjustment of $1.0 million and current income tax expense of $1.9 million.
Deposits
Deposits are the Company’s primary source of funds to support earning assets. Total deposits were $3.4 billion at June 30, 2015, compared to $3.1 billion at December 31, 2014, an increase of $275.9 million, or 8.8%, as total interest-bearing deposits were up $250.4 million, or 9.1%. The increase in deposits was due to organic deposit growth of 6.5%, which occurred across all deposit categories, coupled with growth of 2.3% attributable to the assumption of deposit liabilities from the Crestview bank transaction during the first quarter of 2015. The growth in the Company's interest-bearing deposit products continues to be driven by the Company's tiered pricing strategy. The increase in noninterest-bearing demand deposits of $25.5 million, or 7.0%, was due primarily to the growth initiatives commencing during the fourth quarter of 2014 and the assumption of $22.8 million in deposits from the Crestview bank transaction.
The following table sets forth the composition of the Company’s deposits as of June 30, 2015 and December 31, 2014:
TABLE 6-DEPOSIT COMPOSITION BY PRODUCT

					Increase/(Decrease)
(In thousands)	June 30, 2015		December 31, 2014		Amount	Percent
Noninterest-bearing demand	$390,001	11.5%	$364,534	11.7%	$25,467	7.0%
NOW accounts	586,596	17.3%	476,825	15.3%	109,771	23.0%
Money market accounts	1,118,679	32.9%	1,055,505	33.8%	63,174	6.0%
Savings deposits	55,982	1.6%	49,634	1.6%	6,348	12.8%
Certificates of deposit	1,245,487	36.7%	1,174,352	37.6%	71,135	6.1%
Total deposits	$3,396,745	100.0%	$3,120,850	100.0%	$275,895	8.8%
Short-term Borrowings
Although deposits are the primary source of funds for lending, investment activities and general business purposes, as an alternative source of liquidity, the Company may obtain advances from the Federal Home Loan Bank of Dallas, sell investment securities subject to its obligation to repurchase them, purchase Federal funds, and engage in overnight borrowings from the Federal Home Loan Bank or its correspondent banks. The level of short-term borrowings can fluctuate on a daily basis depending on the funding needs and the source of funds to satisfy the needs. The Company had no short-term borrowings outstanding at June 30, 2015 or at December 31, 2014.
The Company also enters into repurchase agreements to facilitate customer transactions that are accounted for as secured borrowings. These transactions typically involve the receipt of deposits from customers that the Company collateralizes with its investment portfolio and had average rates of 1.39% for the six months ended June 30, 2015.
The following table details the average and ending balances of repurchase transactions as of and for the six months ended June 30, 2015 and 2014:
TABLE 7-REPURCHASE TRANSACTIONS

(In thousands)	2015	2014
Average balance	$120,382	$95,667
Ending balance	117,840	106,393

Long-term Borrowings
The Company's long-term borrowings consisted of $60.0 million in subordinated debentures, a $3.4 million loan related to the Company's sponsored Employee Stock Ownership Trust and a $40.0 million borrowing which is in the legal form of a long-term repurchase agreement. The Company issued the subordinated debentures during the first quarter of 2015 due to the favorable rate environment and the opportunity to inject additional capital into the Company to fund growth. The debentures were issued with a rate of 5.75%. The loan related to the Company's sponsored Employee Stock Ownership Trust was entered into during the first quarter of 2015 to purchase 100,000 shares of Company stock. The $40.0 million borrowing was entered into in connection with the Company’s asset liability management as a hedge against rising interest rates.
Shareholders’ Equity
Shareholders’ equity provides a source of permanent funding, allows for future growth, and provides the Company with a cushion to withstand unforeseen adverse developments. Shareholders’ equity increased $33.5 million, or 7.7%, from $436.4 million as of December 31, 2014, primarily as a result of the Company’s retained earnings over the period.
During June 2015, the holder of the Company's Series C preferred stock exchanged its remaining 364,983 shares for an equivalent number of common shares.
Regulatory Capital
As of June 30, 2015, the Company and First NBC Bank were in compliance with all regulatory requirements and First NBC Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action requirements.
The following table presents the actual capital amounts and regulatory capital ratios for the Company and First NBC Bank as of June 30, 2015:
TABLE 8-REGULATORY CAPITAL RATIOS

	“Well Capitalized” Minimums	June 30, 2015
(In thousands)		Actual	Amount
First NBC Bank Holding Company
Tier 1 leverage capital		9.80%	$391,775
Tier 1 risk-based capital		10.79%	391,775
Total risk-based capital		13.72%	497,893
Common equity tier 1 risk-based capital		10.79%	391,775
First NBC Bank
Tier 1 leverage capital	5.00%	10.52%	419,853
Tier 1 risk-based capital	8.00%	11.58%	419,853
Total risk-based capital	10.00%	12.85%	465,915
Common equity tier 1 risk-based capital	6.50%	11.58%	419,853
RESULTS OF OPERATIONS
Income available to common shareholders was $16.8 million and $12.4 million for the three months ended June 30, 2015 and 2014, respectively. Earnings per share on a diluted basis were $0.88 and $0.65 for the second quarters of 2015 and 2014, respectively. For the three months ended June 30, 2015, net interest income decreased $0.4 million, or 1.7%, over the same period of 2014, as interest income increased $1.3 million, or 3.5%, and interest expense increased $1.8 million, or 16.5%. The increase in interest income of $1.3 million, compared to the same period of 2014, was due primarily to an increase in average interest-earning assets of $478.1 million, which increased interest income due to volume of $5.1 million. Net interest income was also impacted by an increase in interest expense of $1.8 million during the second quarter of 2015 compared to the second quarter of 2014. The increase was attributable to an increase in average interest-bearing liabilities of $436.5 million, which increased interest expense volume to $1.7 million. Interest expense was also impacted by the subordinated debentures that were issued in February 2015 which bear interest at 5.75% and had a $0.9 million impact on interest expense.
Income available to common shareholders was $32.5 million and $24.8 million for the six months ended June 30, 2015 and 2014, respectively. Earnings per share on a diluted basis were $1.70 and $1.31 for the six months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015, net interest income increased $2.3 million, or 4.5%, over the same period of 2014, as interest income increased $5.3 million, or 7.3%, and interest expense increased $2.9 million, or 14.0%. The increase in interest income of $5.3 million, compared to the same period of 2014, was due primarily to an increase in average interest-earning assets of $480.3 million, which increased interest income due to volume of $10.5 million. Net interest income was also impacted by an increase in interest expense of $2.9 million during the six months ended June 30, 2015 compared to the same period of 2014. The increase was attributable to an increase in average interest-bearing liabilities of $429.2 million, which increased interest expense volume to $3.2 million. Interest expense was also impacted by the subordinated debentures that were issued in February 2015 which bear interest at 5.75% and had a $1.2 million impact on interest expense.
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
The Company’s net interest spread, which is the difference between the average yield earned on average earning assets and the average rates paid on average interest-bearing liabilities, was 2.67% and 3.15% during the three months ended June 30, 2015 and 2014, respectively, a decrease of 48 basis points. The Company’s net interest margin was 2.86% for the second quarter of 2015, compared to 3.35% for the second quarter of 2014, a decrease of 49 basis points. On a year-to-date basis, the Company’s net interest spread of 2.81% was 30 basis points lower than the 3.11% earned during the six months of 2014. The Company’s year-to-date net interest margin of 3.01% was 32 basis points lower than the 3.33% earned during the first six months of 2014.
Net interest income decreased $0.4 million to $26.1 million, or 1.7%, for the three months ended June 30, 2015, from $26.6 million for the same period in 2014. The primary driver of the decrease in net interest income was an increase of $1.8 million, or 16.5%, in interest expense during the second quarter of 2015, as compared to the same period in 2014, which was partially offset by an increase of $1.3 million, or 3.5%, increase in interest income over the same periods. The increase in interest income was due primarily to the significant growth in average interest-earning assets during the second quarter of 2015 to $3.7 billion from $3.2 billion during the second quarter of 2014, which was offset by a decrease in the earning asset yield of 47 basis points to 4.23% from 4.70% over the same period in 2014.
Net interest income increased to $53.7 million, or 4.5%, for the six months ended June 30, 2015, from $51.4 million for the same period in 2014. The primary driver of the decrease in net interest income was a $5.3 million, or 7.3%, increase in interest income during the first six month period of 2015, as compared to the same period in 2014, which was partially offset by a $2.9 million, or 14.0%, increase in interest expense over the same periods. The increase in interest income was due primarily to the significant growth in average interest-earning assets for the six months ended June 30, 2015 to $3.6 billion from $3.1 billion during the same period of 2014, which was offset by a decrease in the earning asset yield of 33 basis points to 4.35% from 4.68% over the same period in 2014.
The decrease in the earning asset yield for the six months ended June 30, 2015 was due primarily to a 5 basis points impact from the excess liquidity from the net proceeds from the subordinated debt issuance substantially contributed to the increase in the average short-term investments balance by $82.9 million compared to the prior year. The excess liquidity from the subordinated debt issuance will continue to be a drag on the Company's net interest margin until the funds are fully deployed. The Company invested some of the excess liquidity in higher yield accounts which increased the yield 6 basis points compared to the same period of 2014. The Company issued the debentures during the first quarter of 2015 due to the favorable rate environment and as a good source of capital to continue its growth. Also impacting the earning asset yield was a decrease of 38 basis points in the loan yield compared to the same period of 2014. This was due primarily to the loan portfolio mix of fixed and variable rate loans compared to the prior year which was more heavily weighted to fixed rate loans which had higher rates. The Company entered into four additional Prime rate swaps with a notional amount of $75.0 million during the first quarter of 2015, and the Company has a total notional value on all its Prime cash flow hedges of $325.0 million. The Company entered into the additional Prime hedges to continue to mitigate the fixed and variable rate loan shift in its portfolio to a more evenly balanced portfolio. The Company has started to experience a shift in its customer behavior to more fixed rate loans. The Company anticipates with this shift in behavior and the additional Prime hedges that these will have a positive impact on its loan yield in future periods. The decrease in the earning asset yield was offset by a 3 basis points increase in the average yield of the investment in short-term receivables. The increase in interest expense was due primarily to an increase in average interest-bearing deposits for the six months period ended June 30, 2015 to $2.9 billion, as compared to $2.5 billion for the same period in 2014, while the Company's cost of deposits decreased 11 basis points. The decrease in the cost of deposits was due to the Company's tiered pricing strategy on all of its deposit products (including certificates of deposit). The Company's cost of funds decreased 3 basis points compared to the same period in 2014. The decrease in the cost of funds was offset by a 7 basis point increase in the cost of borrowings due to the issuance of the subordinated debentures in February 2015.

The trends discussed above for the six month periods ended June 30, 2015 and 2014 were the same trends for the second quarter of 2015 compared to the second quarter of 2014.

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
TABLE 9-AVERAGE BALANCES, NET INTEREST INCOME AND INTEREST YIELDS/RATE

	For the Three Months Ended June 30,
	2015			2014
(In thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets:
Interest-earning assets:
Short-term investments	$140,189	$94	0.27%	$53,592	$27	0.20%
Investment in short-term receivables	229,804	1,514	2.64%	213,262	1,391	2.62%
Investment securities	339,041	2,215	2.62%	372,932	2,378	2.56%
Loans (including fee income)	2,946,483	34,685	4.72%	2,537,666	33,397	5.28%
Total interest-earning assets	3,655,517	38,508	4.23%	3,177,452	37,193	4.70%
Less: Allowance for loan losses	(46,034)			(35,523)
Noninterest-earning assets	481,848			377,922
Total assets	$4,091,331			$3,519,851
Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Savings deposits	$55,475	$87	0.63%	$54,713	$113	0.83%
Money market accounts	1,114,547	3,334	1.20%	804,232	2,743	1.37%
NOW accounts	568,084	1,459	1.03%	512,685	1,451	1.14%
Certificates of deposit	1,002,521	4,542	1.82%	1,010,782	4,584	1.82%
CDARS®	221,870	1,240	2.24%	202,345	1,103	2.19%
Total interest-bearing deposits	2,962,497	10,662	1.44%	2,584,757	9,994	1.55%
Fed funds purchased and repurchase agreements	118,935	416	1.40%	108,498	411	1.52%
Borrowings	103,392	1,324	5.14%	55,110	238	1.73%
Total interest-bearing liabilities	3,184,824	12,402	1.56%	2,748,365	10,643	1.55%
Noninterest-bearing liabilities:
Non-interest-bearing deposits	410,502			331,804
Other liabilities	38,460			38,219
Total liabilities	3,633,786			3,118,388
Shareholders’ equity	457,545			401,463
Total liabilities and equity	$4,091,331			$3,519,851
Net interest income		$26,106			$26,550
Net interest spread(1)			2.67%			3.15%
Net interest margin(2)			2.86%			3.35%

	For the Six Months Ended June 30,
	2015			2014
(dollars in thousands)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate
Assets:
Interest-earning assets:
Short term investments	$124,768	$158	0.26%	$41,842	$42	0.20%
Investment in short-term receivables	231,735	3,204	2.79%	225,321	3,086	2.76%
Investment securities	342,068	4,319	2.55%	371,457	4,730	2.57%
Loans (including fee income)	2,896,747	69,933	4.87%	2,476,421	64,496	5.25%
Total interest-earning assets	3,595,318	77,614	4.35%	3,115,041	72,354	4.68%
Less: Allowance for loan losses	(44,674)			(34,066)
Noninterest-earning assets	469,437			363,213
Total assets	$4,020,081			$3,444,188
Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Savings deposits	$54,422	$169	0.63%	$53,970	$219	0.82%
Money market deposits	1,103,806	6,622	1.21%	758,004	5,223	1.39%
NOW accounts	548,936	2,767	1.02%	515,465	2,890	1.13%
Certificates of deposit	989,470	8,893	1.81%	1,024,684	9,251	1.82%
CDARS®	220,718	2,455	2.24%	190,705	2,070	2.19%
Total interest-bearing deposits	2,917,352	20,906	1.45%	2,542,828	19,653	1.56%
Fed funds purchased and repurchase agreements	120,382	843	1.41%	95,785	717	1.51%
Borrowings	87,039	2,137	4.95%	56,923	587	2.08%
Total interest-bearing liabilities	3,124,773	23,886	1.54%	2,695,536	20,957	1.57%
Noninterest-bearing liabilities:
Non-interest-bearing deposits	405,935			316,806
Other liabilities	39,768			36,587
Total liabilities	3,570,476			3,048,929
Shareholders’ equity	449,605			395,259
Total liabilities and equity	$4,020,081			$3,444,188
Net interest income		$53,728			$51,397
Net interest spread(1)			2.81%			3.11%
Net interest margin(2)			3.01%			3.33%

(1)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

(2)	Net interest margin is net interest income divided by average interest-earning assets.

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
TABLE 10-SUMMARY OF CHANGES IN NET INTEREST INCOME

	For the Three Months Ended June 30,
	2015/2014 Change Attributable To
(In thousands)	Volume	Rate	Total
Interest-earning assets:
Short-term investments	$48	$19	$67
Investment in short-term receivables	108	15	123
Investment securities	(217)	54	(163)
Loans (including fee income)	5,120	(3,832)	1,288
Total increase (decrease) in interest income	$5,059	$(3,744)	$1,315
Interest-bearing liabilities:
Savings deposits	$1	$(27)	$(26)
Money market accounts	1,015	(424)	591
NOW accounts	149	(141)	8
Certificates of deposit	69	26	95
Borrowed funds	487	604	1,091
Total increase (decrease) in interest expense	1,721	38	1,759
Increase (decrease) in net interest income	$3,338	$(3,782)	$(444)

	For the Six Months Ended June 30,
	2015/2014 Change Attributable To
(dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Short-term investments	$89	$27	$116
Investment in short-term receivables	89	29	118
Investment securities	(374)	(37)	(411)
Loans (including fee income)	10,648	(5,211)	5,437
Total increase (decrease) in interest income	$10,452	$(5,192)	$5,260
Interest-bearing liabilities:
Savings deposits	$1	$(51)	$(50)
Money market deposits	2,284	(885)	1,399
NOW accounts	176	(299)	(123)
Certificates of deposit	9	18	27
Borrowed funds	760	916	1,676
Total increase (decrease) in interest expense	3,230	(301)	2,929
Increase (decrease) in net interest income	$7,222	$(4,891)	$2,331
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
For the three months ended June 30, 2015, the provision for loan losses was $5.6 million, an 86.7% increase from the same period in 2014. For the six months ended June 30, 2015, the provision for loan losses was $8.6 million, a 43.3% increase from the same period in 2014. The Company increased its provision for loan losses $2.6 million during the second quarter of 2015 compared to the same period of 2014 was due primarily to an increase in the qualitative risk associated with its oil and gas portfolio due in part to the fact that oil and gas prices have continued to remain depressed for an extended period of time. As of June 30, 2015, the ratio of allowance for loan losses to total loans was 1.72%, compared to 1.53% at December 31, 2014 and 1.45% at June 30, 2014.
Noninterest Income
For the three months ended June 30, 2015, noninterest income was $3.6 million compared to $2.9 million for the same period in 2014, an increase of $0.6 million, or 21.3%. The increase was driven by increases of $0.1 million in cash surrender value income on bank-owned life insurance and $0.6 million related to other noninterest income, offset by an increase of $0.1 million in gains in other assets sold. For the first six months of 2015, noninterest income decreased $0.2 million, or 3.6%, for the same period in 2014. The decrease in noninterest income compared to the first six months of 2014 was due primarily to decreases in income from sales of state tax credits of $0.6 million and CDE fees of $0.6 million offset by increases of in other noninterest income of $0.7 million and cash surrender value income on bank-owned life insurance of $0.3 million.
The following table presents the components of noninterest income for the respective periods:
TABLE 11-NONINTEREST INCOME

	For the Three Months Ended			For the Six Months Ended
	June 30,		Percent Increase (Decrease)	June 30,		Percent Increase (Decrease)
(In thousands)	2015	2014		2015	2014
Service charges on deposit accounts	$585	$498	17.5%	$1,144	$1,057	8.2%
Investment securities gain (loss), net	—	56	(100)	(50)	56	NM
Gain (loss) on assets sold, net	(32)	64	NM	11	139	(92.1)
Gain on sale of loans, net	101	70	44.3	116	70	65.7
Cash surrender value income on bank-owned life insurance	353	237	48.9	705	396	78.0
Income from sale of state tax credits	668	728	(8.2)	1,187	1,761	(32.6)
Community Development Entity fees earned	133	196	(32.1)	256	875	(70.7)
ATM fee income	523	505	3.6	1,024	978	4.7
Other	1,226	579	NM	1,674	960	NM
Total noninterest income	$3,557	$2,933	21.3%	$6,067	$6,292	(3.6)%
Service charges on deposit accounts. The Company earns fees from its customers for deposit-related services and these fees comprise a significant and predictable component of the Company’s noninterest income. The increase for the three month and six month period of 2015 compared to 2014 was due primarily to an increase in NSF charges.
Investment securities gain (loss). The Company experienced a decrease in investment securities gain (loss) during the second quarter of 2015 and for the year-to-date period when compared to the same periods of 2014. From time to time, the Company sells investments which the proceeds are used to fund loan demand, manage its asset liability sensitivity or for other business purposes.
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
Cash surrender value income on bank-owned life insurance. The income earned from bank-owned life insurance increased $0.1 million in the second quarter of 2015 when compared to the second quarter of 2014. For the six months ended June 30, 2015, the balance increased $0.3 million compared to the same period in 2014. The increase compared to the prior year three month and six month periods was due to the timing of the additional investment during the second quarter 2014 which the prior year amounts only reflects a partial quarter increase from the additional investment.
Income from sales of state tax credits. As part of the Company’s investment in projects that generate federal income tax credits, the Company may receive state tax credits along with federal credits. Although the Company cannot utilize most state tax credits to offset its own tax liability, the Company earns income on the sale of state tax credits. The balance decreased $0.1 million for the second quarter of 2015, compared to the second quarter of 2014 due to the syndication fees in income from sales of state tax credits generated in the prior year from the $23.9 million in qualified equity investment authority that the Company was awarded under the State of Louisiana New Markets Jobs Act in 2013. For the six months ended June 30, 2015, the Company experienced a decrease of $0.6 million in income from sales of state tax credits compared to the same period in 2014, which was due to the above.
Community Development Entity fees earned. The Company earns management fees through its subsidiary, First NBC Community Development Fund, LLC, related to the Fund’s New Markets Tax Credit investments. The Company’s results are impacted on a quarterly basis by seasonal factors related to its participation in federal and state tax credit programs. The Company’s fee income reflects this timing as it earns fees as each project closes; the fee is a percentage of the award. The Company recognizes the fees related to the tax credit projects when they are earned. For the second quarter of 2015, the management fees recognized were $0.1 million compared to $0.2 million for the same period of 2014. For the six months ended June 30, 2015, the management fees decreased $0.6 million compared to the same period of 2014. The decrease was due to the timing of several projects which closed during the first quarter of 2014. The Company receives CDE fees on an annual basis for projects which are still within the compliance period.
ATM fee income. This category includes income generated by automated teller machines, or ATMs. The income earned from ATMs increased for the three and six month periods ended June 30, 2015 compared to the same periods in 2014 due primarily to decreased transaction volume.
Other. This category includes a variety of other income producing activities, including income generated from trust services, credit cards and wire transfers. The Company experienced an increase for the three and six month periods of 2015 compared to the three and six month periods of 2014 due to the errors identified related to a single Low-Income Housing investment which the Company determined it was the primary beneficiary and the activity of the entity required consolidation in the Company's financial results. The increase was due to the year to date 2015 revenue recorded for the entity of $0.8 million.
Noninterest Expense
Noninterest expense consists primarily of salary and employee benefits, occupancy and other expenses related to the Company’s operation and expansion. Noninterest expense increased by $4.5 million, or 24.4%, in the second quarter of 2015, compared to the same period in 2014. For the six months ended June 30, 2015, noninterest expense increased $9.7 million, or 27.0%, compared to the six months ended June 30, 2014.
The following table presents the components of noninterest expense for the respective periods:
TABLE 12-NONINTEREST EXPENSE

	Three Months Ended			Six Months Ended
	June 30,		Percent Increase (Decrease)	June 30,		Percent Increase (Decrease)
(In thousands)	2015	2014		2015	2014
Salaries and employee benefits	$7,689	$5,942	29.4%	$14,596	$11,339	28.7%
Occupancy and equipment expenses	3,009	2,684	12.1	5,937	5,268	12.7
Professional fees	1,701	1,511	12.6	3,842	3,410	12.7
Taxes, licenses, and FDIC assessments	1,693	1,343	26.1	2,932	2,542	15.3
Impairment of investment in tax credit entities	2,647	3,377	(21.6)	7,499	6,204	20.9
Write-down of other real estate	42	20	NM	100	186	(46.2)
Data processing	1,581	1,141	38.6	3,003	2,239	34.1
Advertising and marketing	673	556	21.0	1,691	1,134	49.1
Other	4,064	1,994	NM	6,003	3,583	NM
Total noninterest expense	$23,099	$18,568	24.4%	$45,603	$35,905	27.0%
Salaries and employee benefits. These expenses increased $1.7 million, or 29.4%, during the second quarter of 2015 compared to the same period of 2014. For the six months ended June 30, 2015, these expenses increased $3.3 million, or 28.7%, compared to the same period in 2014. The increase is primarily due to merit increases and bonuses awarded during the first quarter of 2015, as well as the increase in the Company’s headcount compared to the same period of 2014. The increase in salaries and bonuses for the three month and six month periods of 2015 compared to the same periods of 2014 were $1.4 million and $2.7 million, respectively. The Company had 539 full-time equivalent employees at June 30, 2015, compared to 501 employees as of June 30, 2014, an increase of 38 full-time equivalent employees, or 7.6%. The increase in headcount was due to the Crestview acquisition and the continued growth of the Company.

Occupancy and equipment expenses. Occupancy and equipment expenses, consisting primarily of rent and depreciation, increased $0.3 million, or 12.1%, between the second quarter of 2015 and 2014. For the six months ended June 30, 2015, occupancy and equipment expenses increased $0.7 million, or 12.7%, compared to the same period in 2014. The level of the Company’s occupancy expenses is related to the number of branch offices that it maintains,which increased during 2015 with the acquisition of three branches in the Crestview acquisition, and management expects that these expenses will increase as the Company continues to implement its strategic growth plan.
Professional fees. Professional fees increased $0.2 million, or 12.6%, between the second quarter of 2015 and 2014. For the six months ended June 30, 2015, professional fees increased $0.4 million, or 12.7%, compared to $3.4 million for the same period of 2014. The increase for the three month and six month periods of 2015 compared to 2014 was due primarily to an increase in external audit fees of $0.2 million and $0.3 million, respectively.
Taxes, licenses and FDIC assessments. The expenses related to taxes, licenses and FDIC insurance premiums and assessments for the second quarter of 2015 increased 26.1% from the same period of 2014. For the six months ended June 30, 2015, these expenses increased $0.4 million, or 15.3%, from the same period in 2014. The increase over the comparable three month and six month periods was primarily attributable to increases in the FDIC assessment due to the strong growth in the Company’s deposits, the acquisition of deposit liabilities in the Crestview acquisition during the first quarter of 2015, and increases in the bank shares tax expense.
Impairment of investment in tax credit entities. Impairment of investment in tax credit entities represents impairment recorded during the current period for investments in entities that undertake projects that qualify for tax credits against federal income taxes as well as any applicable equity income or loss on its equity investment. At this time, investments are directed at tax credits issued under the Federal New Markets, Federal Historic Rehabilitation and Low-Income Housing Tax Credit programs. All of the Company’s investments in tax credit entities are evaluated for impairment at the end of each reporting period and the Company records impairment, if any, in its consolidated statement of income as a component of noninterest expense.
The following table presents the impairment of investment in tax credit entities by type of credit for the respective periods:
TABLE 13-TAX CREDIT INVESTMENT IMPAIRMENT BY CREDIT TYPE

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Low-Income Housing	$(963)	$542	$(239)	$1,083
Federal Historic Rehabilitation	236	388	1,059	760
Federal NMTC	3,374	2,447	6,679	4,361
Total impairment of investment in tax credit entities	$2,647	$3,377	$7,499	$6,204
The decrease in impairment of investment in tax credit entities for the three month period of 2015 compared to the same period of 2014, was due to the cumulative effect of the correction of the error in accounting for its investments in tax credit entities of $0.4 million. During the second quarter of 2015, the Company began accounting for its investment in tax credit entities utilizing the equity method of accounting and evaluating its investments for impairment. The balances for the three month and six month period reflect this change to the equity method from the cost method whereby the Company previously had amortized the cost of its investment over the compliance period.
Data processing. Data processing expenses increased $0.4 million for the second quarter of 2015 compared to the same period of 2014. For the six months ended June 30, 2015, these expenses increased $0.8 million, or 34.1%, from the same period in 2014. The increase was a result of increased transaction volume due to the Company's organic growth and conversion cost during the second quarter of 2015 related to the Crestview acquisition.
Advertising and marketing. Advertising and marketing expenses increased $0.1 million over the three month period ended June 30, 2015 and 2014. The balance increased $0.6 million, or 49.1%, for the six months ended June 30, 2015 compared to the same period in 2014. The increase was due primarily to an increases in sponsorships in the markets it operates of $0.3 million and contributions of $0.2 million.
Other. These expenses include costs related to insurance, customer service, communications, supplies and other operations. The Company experienced an increase for the three and six month periods of 2015 compared to the three and six month periods of 2014 due to the errors identified related to a single Low-Income Housing investment which the Company determined it was the primary beneficiary and the activity of the entity required consolidation in the Company's financial results. The increase was due to the cumulative impact of the net expenses recorded for the entity of $1.4 million and $0.4 million in year to date 2015 expenses.

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
The Company recognized an income tax benefit for the quarterly period ended June 30, 2015 of $16.2 million, compared to $4.8 million for the same quarterly period in 2014. The Company's income tax benefit was offset by $0.4 million and $0.3 million of Federal NMTC basis reduction for the quarterly periods ended June 30, 2015 and 2014, respectively and $0.1 million and $0.7 million in Federal Historic Rehabilitation basis reduction for the quarterly period ended June 30, 2015 and 2014, respectively. The Company recognized an income tax benefit for the year-to-date period ended June 30, 2015 of $27.7 million, compared to $9.7 million for the same period of 2014. The income tax benefit for the year-to-date periods ended June 30, 2015 and 2014 were offset by Federal NMTC basis reduction of $0.7 million. The year-to-date income tax benefit for the six months ended June 30, 2015 and 2014 was also offset by Federal Historic Rehabilitation basis reduction of $0.3 million and $0.7 million, respectively. The increase in income tax benefit for the periods presented was due primarily to the increase in Federal Historic Rehabilitation Tax Credit investment activity in 2015 compared to 2014. The Company's investment in Federal Historic Rehabilitation Tax credit entities increased $34.6 million as of June 30, 2015 compared to the same period of 2014.
The Company expects to experience an effective tax rate below the statutory rate of 35% due primarily to the receipt of Federal New Markets Tax Credits, Low-Income Housing Tax Credits and Federal Historic Rehabilitation Tax Credits.
Although the Company’s ability to continue to access new tax credits in the future will depend, among other factors, on federal and state tax policies, as well as the level of competition for future tax credits, the following table represents the federal income tax credits the Company expects to receive in the years indicated. The Company has made investments in Federal Historic Rehabilitation tax credit projects which have not been placed in service and as such have not received the credits. The table below in future periods for Federal Historic Rehabilitation tax credits includes amounts the Company expects to receive from those investments. The gross Federal Historic Rehabilitation credits, depending on the tax structure, could be offset by basis reduction of 35%.
TABLE 14-FUTURE TAX CREDITS

(In thousands)	Federal New Markets	Low-Income Housing	Federal Historic Rehabilitation(1)
2015	$16,349	$4,015	$40,476
2016	15,872	4,968	36,797
2017	13,852	5,443	1,192
2018	7,902	5,443	—
2019	3,899	5,443	—
2020 and thereafter	1,500	16,796	—
Total	$59,374	$42,108	$78,465
(1) The Federal Historic Rehabilitation balance in future periods includes $36.7 million in 2016 and $1.2 million in 2017 of tax credits the Company expects to generate from projects which an investment has been made as of June 30, 2015.
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
Investing activities are funded primarily by net deposit inflows, principal repayments on loans and securities, and borrowed funds. Gross loans increased to $2.9 billion as of June 30, 2015, from $2.8 billion as of December 31, 2014. At June 30, 2015, First NBC Bank had total commitments to make loans of approximately $755.0 million which include un-advanced lines of credit and loans of approximately $650.7 million. The Company anticipates that First NBC Bank will have sufficient funds available to meet its current loan originations and other commitments.
At June 30, 2015, total deposits were approximately $3.4 billion, of which approximately $900.0 million were in certificates of deposits of $100,000 or more. Certificates of deposits scheduled to mature in one year or less as of June 30, 2015 totaled approximately $643.7 million while certificates of deposits of $100,000 or more with a maturity of one year or less totaled approximately $470.4 million.
In general, the Company monitors and manages liquidity on a regular basis by maintaining appropriate levels of liquid assets so that funds are available when needed. Excess liquidity is invested in overnight federal funds sold and other short-term investments. As a member of the Federal Home Loan Bank of Dallas, First NBC Bank had access to approximately $436.7 million of available lines of credit secured by a blanket lien of its real estate loans as of June 30, 2015. In addition, First NBC Bank maintained $85.0 million in lines of credit with its correspondent banks to support its liquidity.
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
The Company’s interest sensitivity profile was somewhat asset sensitive as of June 30, 2015, though its base net interest income would increase in the case of either an interest rate increase or decrease. Hedging instruments utilized by First NBC Bank, which consist primarily of interest rate swaps and options, protect the bank in a rising interest rate environment by providing long term funding costs at a fixed interest rate to allow the bank to continue to fund its projected loan growth. In addition, the bank utilizes interest rate floors in loan pricing to manage interest rate risk in a declining rate environment.
The following table sets forth the net interest income simulation analysis as of June 30, 2015:
TABLE 15-CHANGE IN NET INTEREST INCOME FROM INTEREST RATE CHANGES

Interest Rate Scenario	% Change in Net Interest Income
+300 basis points	7.0%
+200 basis points	6.8%
+100 basis points	3.1%
Base	—
The Company also manages exposure to interest rates by structuring its balance sheet in the ordinary course of business. An important measure of interest rate risk is the relationship of the repricing period of earning assets and interest-bearing liabilities. The more closely the repricing periods are correlated, the less interest rate risk it has. From time to time, the Company may use instruments such as leveraged derivatives, structured notes, interest rate swaps, caps, floors, financial options, financial futures contracts or forward delivery contracts to reduce interest rate risk. As of June 30, 2015, the Company had hedging instruments in the notional amount of $315.0 million with a fair value liability of $16.1 million and a fair value asset of $1.7 million.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Since December 31, 2014, there has been no material change in the quantitative or qualitative aspect of the Company’s market risk profile. Quantitative and qualitative disclosures about market risk are presented at December 31, 2014 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Additional information at June 30, 2015 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 4. Controls and Procedures
An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2015 was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).
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
PART II. OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, the Company and its direct and indirect subsidiaries are parties to lawsuits arising in the ordinary course of business. However, there are no material lawsuits pending to which the Company, any of its direct and indirect subsidiaries, or any of their respective properties are currently subject.
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

First NBC Bank Holding Company

Date: August 17, 2015	By:	/s/ Ashton J. Ryan, Jr.
Ashton J. Ryan, Jr.
President and Chief Executive Officer

Date: August 17, 2015	By:	/s/ Mary Beth Verdigets
Mary Beth Verdigets
Executive Vice President and Chief Financial Officer