Form 10-Q
period 2015-09-30
First NBC Bank Holding Co
filed 2015-11-09
CIK 1496631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
Commission file number:
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
As of November 1, 2015, the registrant had 19,068,416 shares of common stock, par value $1.00 per share, outstanding.

FIRST NBC BANK HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

(In thousands)	(Unaudited) September 30, 2015	December 31, 2014
Assets
Cash and due from banks	$33,759	$32,484
Short-term investments	179,526	18,404
Investment in short-term receivables	182,945	237,135
Investment securities available for sale, at fair value	273,702	247,647
Investment securities held to maturity	83,319	89,076
Mortgage loans held for sale	2,647	1,622
Loans, net of allowance for loan losses of $53,076 and $42,336, respectively	3,065,778	2,731,928
Bank premises and equipment, net	58,549	52,881
Accrued interest receivable	11,919	11,451
Goodwill and other intangible assets	8,942	7,831
Investment in real estate properties	51,727	12,771
Investment in tax credit entities	172,259	140,913
Cash surrender value of bank-owned life insurance	48,342	47,289
Other real estate	4,575	5,549
Deferred tax asset	127,627	83,461
Other assets	39,851	30,175
Total assets	$4,345,467	$3,750,617
Liabilities and equity
Deposits:
Noninterest-bearing	$416,405	$364,534
Interest-bearing	3,200,513	2,756,316
Total deposits	3,616,918	3,120,850
Repurchase agreements	93,775	117,991
Long-term borrowings	103,392	40,000
Accrued interest payable	7,503	6,650
Other liabilities	37,266	28,752
Total liabilities	3,858,854	3,314,243
Shareholders’ equity:
Preferred stock
Convertible preferred stock Series C – no par value; 1,680,219 shares authorized; No shares outstanding at September 30, 2015 and 364,983 shares issued and outstanding at December 31, 2014	—	4,471
Preferred stock Series D – no par value; 37,935 shares authorized, issued and outstanding at September 30, 2015 and December 31, 2014	37,935	37,935
Common stock- par value $1 per share; 100,000,000 shares authorized; 19,068,301 shares issued and outstanding at September 30, 2015 and 18,576,488 shares issued and outstanding at December 31, 2014	19,068	18,576
Additional paid-in capital	242,376	239,528
Accumulated earnings	206,775	155,599
Accumulated other comprehensive loss, net	(19,543)	(19,737)
Total shareholders’ equity	486,611	436,372
Noncontrolling interest	2	2
Total equity	486,613	436,374
Total liabilities and equity	$4,345,467	$3,750,617
See accompanying notes.

FIRST NBC BANK HOLDING COMPANY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Interest income:
Loans, including fees	$38,270	$34,664	$108,203	$99,160
Investment securities	2,193	2,323	6,512	7,053
Investment in short-term receivables	1,434	1,675	4,638	4,761
Short-term investments	130	6	288	48
	42,027	38,668	119,641	111,022
Interest expense:
Deposits	11,476	10,268	32,382	29,921
Borrowings and securities sold under repurchase agreements	1,752	640	4,732	1,943
	13,228	10,908	37,114	31,864
Net interest income	28,799	27,760	82,527	79,158
Provision for loan losses	3,000	3,000	11,600	9,000
Net interest income after provision for loan losses	25,799	24,760	70,927	70,158
Noninterest income:
Service charges on deposit accounts	596	548	1,740	1,605
Investment securities gain (loss), net	—	79	(50)	135
Gain (loss) on assets sold, net	(273)	(76)	(262)	63
Gain on sale of loans, net	31	579	147	649
Cash surrender value income on bank-owned life insurance	349	352	1,054	748
State tax credits earned	495	597	1,682	2,358
Community Development Entity fees earned	183	109	439	984
ATM fee income	529	490	1,553	1,468
Other	(1,019)	356	655	1,316
	891	3,034	6,958	9,326
Noninterest expense:
Salaries and employee benefits	7,122	6,456	21,718	17,795
Occupancy and equipment expenses	3,377	2,737	9,314	8,005
Professional fees	2,002	1,628	5,844	5,038
Taxes, licenses and FDIC assessments	1,536	1,240	4,468	3,782
Impairment of investment in tax credit entities	3,253	3,974	10,752	10,178
Write-down of foreclosed assets	29	1	129	187
Data processing	1,554	1,207	4,557	3,446
Advertising and marketing	727	685	2,418	1,819
Other	3,451	2,119	9,454	5,702
	23,051	20,047	68,654	55,952
Income before income taxes	3,639	7,747	9,231	23,532
Income tax benefit	(14,562)	(6,612)	(42,230)	(16,354)
Net income attributable to Company	18,201	14,359	51,461	39,886
Less preferred stock dividends	(95)	(95)	(285)	(285)
Less earnings allocated to participating securities	—	(275)	(302)	(764)
Income available to common shareholders	$18,106	$13,989	$50,874	$38,837
Earnings per common share – basic	$0.97	$0.75	$2.72	$2.10
Earnings per common share – diluted	$0.94	$0.73	$2.64	$2.04
See accompanying notes.

FIRST NBC BANK HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Net income	$18,201	$14,359	$51,461	$39,886
Other comprehensive income (loss):
Fair value of derivative instruments designated as cash flow hedges:
Change in fair value of derivative instruments designated as cash flow hedges during the period, before tax	(7,778)	(1,742)	(5,088)	(10,509)
Less: reclassification adjustment for net losses included in net income from terminated cash flow hedges	253	—	792	—
Unrealized losses on cash flow hedges, before tax	(7,525)	(1,742)	(4,296)	(10,509)

Unrealized gains (losses) on investment securities:
Unrealized gains on investment securities arising during the period	3,622	440	4,094	10,164
Reclassification adjustment for losses included in net income	—	(79)	—	(135)
Amortization of unrealized net gain on securities transferred from available for sale to held to maturity	213	117	501	386
Unrealized gains on investment securities, before tax	3,835	478	4,595	10,415
Other comprehensive income (loss), before taxes	(3,690)	(1,264)	299	(94)
Income tax expense (benefit) related to items of other comprehensive income	(1,292)	(441)	105	(32)
Other comprehensive income (loss), net of tax	(2,398)	(823)	194	(62)
Comprehensive income	$15,803	$13,536	$51,655	$39,824
Comprehensive income attributable to preferred shareholders	(95)	(95)	(285)	(285)
Comprehensive income attributable to participating securities	—	(275)	(302)	(764)
Comprehensive income available to common shareholders	$15,708	$13,166	$51,068	$38,775
See accompanying notes.

FIRST NBC BANK HOLDING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands)	Preferred Stock Series C	Preferred Stock Series D	Common Stock	Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2013(1)	$4,471	$37,935	$18,514	$237,063	$100,389	$(16,515)	$381,857	$2	$381,859
Net income	—	—	—	—	39,886	—	39,886	—	39,886
Other comprehensive income	—	—	—	—	—	(62)	(62)	—	(62)
Share-based compensation	—	—	—	980	—	—	980	—	980
Issuance of common stock:
Stock option and director plans	—	—	61	784	—	—	845	—	845
Net tax benefit related to stock option plans	—	—	—	317	—	—	317	—	317
Preferred stock dividends	—	—	—	—	(285)	—	(285)	—	(285)
Balance, September 30, 2014	$4,471	$37,935	$18,575	$239,144	$139,990	$(16,577)	$423,538	$2	$423,540

Balance, December 31, 2014(1)	$4,471	$37,935	$18,576	$239,528	$155,599	$(19,737)	$436,372	$2	$436,374
Net income	—	—	—	—	51,461	—	51,461	—	51,461
Other comprehensive income	—	—	—	—	—	194	194	—	194
Share-based compensation	—	—	—	528	—	—	528	—	528
Restricted stock awards compensation	—	—	—	(1,890)	—	—	(1,890)	—	(1,890)
Issuance of common stock:
Stock option and director plans	—	—	42	631	—	—	673	—	673
Warrants	—	—	15	135	—	—	150	—	150
Restricted stock awards, net	—	—	70	2,248	—	—	2,318	—	2,318
Net tax benefit related to stock option plans	—	—	—	200	—	—	200	—	200
Purchase of common shares by ESOP	—	—	—	(3,017)	—	—	(3,017)	—	(3,017)
Allocation of ESOP shares	—	—	—	(93)	—	—	(93)	—	(93)
Preferred stock conversion	(4,471)	—	365	4,106	—	—	—	—	—
Preferred stock dividends	—	—	—	—	(285)	—	(285)	—	(285)
Balance, September 30, 2015	$—	$37,935	$19,068	$242,376	$206,775	$(19,543)	$486,611	$2	$486,613

(1)	Balances as of December 31, 2013 and December 31, 2014 are audited.
See accompanying notes.

FIRST NBC BANK HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30,
(In thousands)	2015	2014
Operating activities
Net income	$51,461	$39,886
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	(44,379)	(16,354)
Impairment of tax credit investments	10,752	10,178
Accretion of fair value adjustments related to acquisition	(148)	(68)
Net discount accretion or premium amortization	166	340
Loss (gain) on sale of investment securities	50	(135)
Loss (gain) on assets sold	262	(63)
Write-down of foreclosed assets	129	187
Proceeds from sale of mortgage loans held for sale	34,702	52,913
Mortgage loans originated and held for sale	(35,727)	(50,431)
Gain on sale of loans	(147)	(649)
Loss on tax credit investment	757	—
Derivative losses on terminated interest rate hedge, net	2,118	—
Provision for loan losses	11,600	9,000
Depreciation and amortization	2,779	2,642
Share-based and other compensation expense	978	980
Increase in cash surrender value of bank-owned life insurance	(1,053)	(748)
Changes in operating assets and liabilities:
Change in other assets	(13,981)	(9,765)
Change in accrued interest receivable	(468)	(84)
Change in accrued interest payable	853	(139)
Change in other liabilities	4,253	(4,034)
Net cash provided by operating activities	24,957	33,656
Investing activities
Purchases of available for sale investment securities	(30,933)	(20,219)
Proceeds from sales of available for sale investment securities	—	41,901
Proceeds from maturities, prepayments, and calls of available for sale investment securities	18,569	19,802
Proceeds from sales of held to maturity securities	—	2,554
Proceeds from maturities, prepayments, and calls of held to maturity securities	6,006	2,065
Net change in investments in short-term receivables	54,190	5,985
Reimbursement of investment in tax credit entities	3,590	16,000
Purchases of investments in tax credit entities	(12,155)	(26,683)
Loans originated, net of repayments	(353,645)	(345,064)
Proceeds from sale of bank premises and equipment	240	242
Disposals of bank premises and equipment	214	—
Cash received in acquisition	31,517	—
Purchases of bank premises and equipment	(5,947)	(3,169)
Proceeds from disposition of real estate owned	2,742	2,622
Purchases of investment in real estate properties	(37,172)	—
Purchases of bank-owned life insurance	—	(20,000)
Net cash used in investing activities	(322,784)	(323,964)
Financing activities
Net change in repurchase agreements	(24,216)	37,473
Proceeds from borrowings	60,000	31,000
Proceeds from ESOP loan	3,392	—
Repayment of borrowings	—	(8,425)
Purchase of common stock by ESOP	(3,110)	—
Net increase in deposits	423,642	240,157
Proceeds from issuance of common stock	801	845
Dividends paid	(285)	(285)
Net cash provided by financing activities	460,224	300,765
Net change in cash, due from banks, and short-term investments	162,397	10,457
Cash, due from banks, and short-term investments at beginning of period	50,888	31,642
Cash, due from banks, and short-term investments at end of period	$213,285	$42,099
Supplemental Information for Non-Cash Investing Activities
Consolidation of Low-Income Housing Tax Credit entity	$(28,269)	$—
See accompanying notes.

FIRST NBC BANK HOLDING COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of First NBC Bank Holding Company (Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month and nine-month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Company’s audited financial statements, including the notes thereto, which were filed with the Securities and Exchange Commission as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
Correction of Immaterial Errors
During the second quarter of 2015, the Company identified errors in the accounting for its investments in certain tax credit entities during its quarterly financial statement close process. The errors were corrected in the Company’s consolidated financial statements as of June 30, 2015 and for the three and six months then ended. The errors did not have a material impact on the consolidated financial statements for any prior periods as previously reported and were not material to the anticipated annual results for the year ending December 31, 2015.

The Company has historically accounted for investments in tax credits entities using an amortized cost method over the related tax credit compliance period. The Company determined that based on its equity ownership structure in certain of these investments the equity method of accounting should have been applied.  Under the equity method of accounting, the Company records its share of earnings (losses) as a component of noninterest expense and evaluates its investments in tax credit entities for impairment at the end of each reporting period.  During the review of certain of its investments in tax credit entities, the Company also identified a single investment in a tax credit entity, determined to be a variable interest entity (VIE) that was not consolidated as required. The Company was deemed to have a controlling financial interest in the VIE because it had both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE.

During the second quarter of 2015, the Company utilized the guidance provided in Accounting Standards Codification (ASC) Topic 250 as well as SEC Staff Accounting Bulletins (SAB) No. 99 and No. 108. The guidance required the Company to evaluate and assess the materiality of these errors both qualitatively and quantitatively, and the Company concluded that these errors did not materially misstate previously issued financial statements for any prior periods.  As a result, amendment of the Company’s previously filed Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K was not required. Such changes were reflected in the financial results for the three and six month periods ended June 30, 2015 and are summarized as follows:

	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2015
(In thousands)	Pre-Tax	Net of tax	Pre-Tax	Net of tax

Low-Income Housing (1)	$(253)	$(164)	$(353)	$(229)
Federal Historic Rehabilitation (1)	177	115	358	232
Total investment in tax credit entities impairment (1)	(76)	(49)	5	3

Low-Income Housing investment VIE consolidation loss (2)	(1,029)	(669)	(1,181)	(768)

Net loss impact of error corrections	$(1,105)	$(718)	$(1,176)	$(765)

Basic earnings per share (3)	$(0.06)	$(0.04)	$(0.06)	$(0.04)
(1) The amounts above represent the cumulative net impact of the reversal of previously recorded amortization and equity income or loss and impairment that should have been recorded on the Company's consolidated statement of income and balance sheets as of and for the three and six month periods ended June 30, 2015.
(2) See Note 8 for the impact on the Company's consolidated balance sheets as of June 30, 2015.
(3) The amounts above represent the net impact of the cumulative errors in accounting for certain of the Company's investments in tax credit entities on the calculation of earnings per share for the three and six month periods ended June 30, 2015.
During the third quarter of 2015, the Company identified additional out of period errors related to the correction of immaterial errors associated with its investment in tax credit entities. The Company, in performing its impairment testing on its investment in tax credit entities as of September 30, 2015 identified errors in the calculation of impairment amounts recorded for its Low-Income Housing, Federal New Markets and State Historic Rehabilitation tax credit projects. The Company also identified additional depreciation and interest expense on the Low-Income Housing investment VIE in the prior period. The errors did not have a material impact on the consolidated financial statements for any prior periods as previously reported and were not material to the anticipated annual results for the year ending December 31, 2015.
During the third quarter of 2015, the Company utilized the guidance provided in Accounting Standards Codification (ASC) Topic 250 as well as SEC Staff Accounting Bulletins (SAB) No. 99 and No. 108. The guidance required the Company to evaluate and assess the materiality of these errors both qualitatively and quantitatively, and the Company concluded that these errors did not materially misstate previously issued financial statements for any prior periods.  As a result, amendment of the Company’s previously filed Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K was not required. Such changes were reflected in the financial results for the three and nine month periods ended September 30, 2015 and are summarized as follows:

	For the Three Months Ended September 30, 2015	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2015	For the Nine Months Ended September 30, 2015
(In thousands)	Pre-Tax	Net of tax	Pre-Tax	Net of tax

Low-Income Housing (1)	$7	$5	$(346)	$(225)
Federal & State Historic Rehabilitation (1)	(199)	(129)	358	233
Federal New Markets Tax Credits (1)	2,589	1,683	3,316	2,155
Total investment in tax credit entities impairment (1)	2,397	1,559	3,328	2,163

Low-Income Housing investment VIE consolidation loss (2)	(610)	(397)	(1,791)	(1,164)

Net income impact of error corrections	$1,787	$1,162	$1,537	$999

Basic earnings per share (3)	$0.10	$0.06	$0.08	$0.05
(1) The amounts above represent the cumulative net impact of the reversal of previously recorded amortization and equity income or loss and impairment that should have been recorded on the Company's consolidated statement of income and balance sheets as of and for the three and nine month periods ended September 30, 2015.
(2) See Note 8 for the impact on the Company's consolidated balance sheets as of September 30, 2015.
(3) The amounts above represent the net impact of the cumulative errors in accounting for certain of the Company's investments in tax credit entities on the calculation of earnings per share for the three and nine month periods ended September 30, 2015.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and First NBC Bank, and First NBC Bank’s wholly owned subsidiaries, which include First NBC Community Development, LLC (FNBC CDC) and First NBC Community Development Fund, LLC (FNBC CDE) (collectively referred to as the Bank), and any variable interest entities (VIE) of which the Company is the primary beneficiary. Substantially all of the VIEs for which the Company is the primary beneficiary relate to tax credit investments. FNBC CDC is a Community Development Corporation formed to construct, purchase, and renovate affordable residential real estate properties in the New Orleans area. FNBC CDE is a Community Development Entity (CDE) formed to apply for and receive allocations of Federal New Markets Tax Credits (NMTC).
Investments in Tax Credit Entities
As part of its Community Reinvestment Act responsibilities and due to their favorable economics, the Company invests in tax credit-motivated projects. These projects are directed at tax credits issued under Low-Income Housing, Federal Historic Rehabilitation, and Federal New Markets Tax Credits. The Company generates its returns on tax credit motivated projects through the receipt of federal, and if applicable, state tax credits as well as equity returns. The federal tax credits are recorded as an offset to the income tax provision in the year that they are earned under federal income tax law – over 10 to 15 years, beginning in the year in which rental activity commences for Low-Income Housing credits, in the year of the issuance of the certificate of occupancy and the property being placed into service for Federal Historic Rehabilitation credits, and over 7 years for Federal NMTC upon the investment of funds into the CDE. These credits, if not used in the tax return for the year of origination, can be carried forward for 20 years. The state credits are recorded in income when earned usually when the project is placed in service and sold to investors after the tax credits have been transferred from the project to the Company.
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
For Federal NMTC, a different structure is required by federal tax law. In order to distribute Federal NMTC, the federal government allocates such credits to CDEs. The Company invests in both CDEs formed by unaffiliated parties and in CDEs formed by the Company. Projects must be commercial or real estate operations and are qualified by their location in low- income areas or by their employment of, or service to, low-income citizens. A CDE, in most cases, creates a special-purpose subsidiary for each project through which the credits are allocated and through which the proceeds from the tax credit investor and a leverage lender, if applicable, flow through to the project, which in turn generate the credit. The credits are calculated at 39% of the total CDE allocation to the project at the rate of 5% for the first three years and 6% for the next four years. Federal tax law requires special terms benefiting the qualified project, which can include below-market interest rates. The Company evaluates its investment for impairment under the equity method of accounting at the end of each reporting period at the time the tax credits are earned on the project over the seven-year compliance period and any residual returns are expected to be minor. When the Company also has a loan to the project, it is reported as a loan in the consolidated balance sheet, as the Company has credit exposure to the project and the loan is repaid at the end of the compliance period (in general, the debt has no principal payments during the compliance period but the Company may require the project to fund a sinking fund over the compliance period to achieve the same risk reduction effect as if principal is being amortized).
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
When a project is funded through FNBC CDE, the CDE will receive a CDE fee at the time of the project's closing of approximately 4% and an annual fee of 0.5% of the qualified equity investment in the project. The annual fee is received until the end of the Federal NMTC compliance period. The CDE fee earned is recorded in the consolidated statement of income as a component of noninterest income. The Company will pay a fee to the CDE when the project is funded through a CDE other than FNBC CDE at the time of a project's closing for the allocation of the credits. The fee is recorded as a component of noninterest expense in the Company's consolidated statement of income over the Federal NMTC compliance period.
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
The Company has the ability to invest in Louisiana State Historic Rehabilitation tax credits due to its limited partner interest in several tax-advantaged limited partnerships whose purpose is to invest in approved Federal Historic Rehabilitation tax credit projects. The Company holds these equity investments until the State Historic Rehabilitation tax credits are sold to a third party and the Company evaluates its investment for impairment at the end of each reporting period. Impairment, if any, is recorded in its consolidated statement of income as a component of noninterest expense.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are susceptible to a significant change in the near term are the allowance for loan losses, income tax provision, fair value adjustments, impairment on tax credit investments and share-based compensation.
Concentration of Credit Risk
The Company’s loan portfolio consists of the various types of loans described in Note 5. Real estate or other assets secure most loans. The majority of these loans have been made to individuals and businesses in the Company’s market area of southeastern Louisiana, southern Mississippi, and the Florida panhandle, which are dependent on the area economy for their livelihoods and servicing of their loan obligations. The Company does not have any significant concentrations with respect to any one industry or customer.
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
ASU No. 2015-15
In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements: Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which amends ASC 835-30. ASU 2015-03, issued in April 2015, requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. The guidance in ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, ASU 2015-15 states the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing that deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This update became effective upon announcement on June 18, 2015. The Company does not expect the new guidance to have a material impact on the Company's financial condition or results of operations.
ASU No. 2015-16
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined as if the accounting had been completed at the acquisition date. The new accounting guidance is for the annual period beginning after December 15, 2015, and for annual periods and interim periods thereafter. The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with early application permitted for financial statements that have not been issued. The Company does not expect the new guidance to have a material impact on the Company's financial condition or results of operations.
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
The acquisition was accounted for under the purchase method of accounting in accordance with ASC Topic 805. Both the purchased assets and liabilities were recorded at the acquisition date preliminary fair values. Identifiable intangible assets, including core deposit intangible assets were recorded at preliminary fair value. The net cash received in the acquisition was included in the investing activities on the Company's consolidated statement of cash flows.
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
The acquired assets and liabilities, as well as the adjustments to record the assets and liabilities at their estimated fair values, are presented in the following table:

(In thousands)	As Acquired	Preliminary Fair Value Adjustments		As recorded by First NBC Bank
Assets
Cash and due from banks	$1,511	$—		$1,511
Short-term investments	19,971	—		19,971
Investment securities-available for sale	9,559	—		9,559
Loans	27,647	(1,203)	(1)	26,444
Bank premises	3,120	—		3,120
Core deposit intangible	—	188	(2)	188
Other assets	455	—		455
Total Assets	$62,263	$(1,015)		$61,248

Liabilities
Deposits:
Non-interest bearing	$22,680	$—		$22,680
Interest bearing	49,584	16	(3)	49,600
Total deposits	72,264	16		72,280
Other liabilities	34	—		34
Total Liabilities	$72,298	$16		$72,314
(1) The amount represents the adjustment of the book value of First National Bank of Crestview's loans to their estimated fair value based on current interest rates and expected cash flows, which includes estimates of expected credit losses inherent in the portfolio.
(2) The amount represents the estimated fair value of the core deposit intangible asset created in the acquisition.
(3) The adjustment is necessary because the weighted average interest rate of First National Bank of Crestview's deposits exceeded the cost of similar funding at the time of acquisition. The fair value adjustment will be amortized to reduce future interest expense over the life of the portfolio, which is estimated at 49 months.

3. Earnings Per Share
The following table sets forth the computation of basic net income per common share and diluted net income per common share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per share data)	2015	2014	2015	2014
Basic: Income available to common shareholders	$18,106	$13,989	$50,874	$38,837
Weighted-average common shares outstanding	18,630	18,556	18,737	18,530
Basic earnings per share	$0.97	$0.75	$2.72	$2.10
Diluted: Income available to common shareholders	$18,106	$13,989	$50,874	$38,837
Weighted-average common shares outstanding	18,630	18,556	18,737	18,530
Effect of dilutive securities:
Stock options outstanding	420	381	407	382
Restricted shares outstanding	6	—	3	—
Warrants	115	117	119	118
Weighted-average common shares outstanding – assuming dilution	19,171	19,054	19,266	19,030
Diluted earnings per share	$0.94	$0.73	$2.64	$2.04
4. Investment Securities
The amortized cost and market values of investment securities, with gross unrealized gains and losses, as of September 30, 2015 and December 31, 2014, were as follows (in thousands):

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Market Value
			Less Than One Year	Greater Than One Year
Available for sale:
U.S. government agency securities	$154,786	$943	$(267)	$(810)	$154,652
U.S. Treasury securities	13,016	—	—	(130)	12,886
Municipal securities	12,130	163	—	(74)	12,219
Mortgage-backed securities	54,863	568	(429)	(5)	54,997
Corporate bonds	8,144	—	(155)	—	7,989
Other equity securities	22	—	—	—	22
Other debt securities	30,946	—	(9)	—	30,937
	$273,907	$1,674	$(860)	$(1,019)	$273,702
Held to maturity:
Municipal securities	$38,989	$1,997	$—	$(9)	$40,977
Mortgage-backed securities	44,330	583	(1,130)	(159)	43,624
	$83,319	$2,580	$(1,130)	$(168)	$84,601

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Market Value
			Less Than One Year	Greater Than One Year
Available for sale:
U.S. government agency securities	$161,461	$891	$—	$(4,825)	$157,527
U.S. Treasury securities	13,019	—	—	(409)	12,610
Municipal securities	12,175	107	(36)	—	12,246
Mortgage-backed securities	57,025	635	(137)	(436)	57,087
Corporate bonds	8,263	—	—	(86)	8,177
	$251,943	$1,633	$(173)	$(5,756)	$247,647
Held to maturity:
Municipal securities	$41,255	$2,182	$(62)	$—	$43,375
Mortgage-backed securities	47,821	1,098	(208)	(1,130)	47,581
	$89,076	$3,280	$(270)	$(1,130)	$90,956
During 2013, the Company transferred securities with a fair value of $95.4 million from available for sale to held to maturity. Management determined it had both the positive intent and ability to hold these securities until maturity. The reclassified securities consisted of municipal and mortgage-backed securities and were transferred due to movements in interest rates. The securities were reclassified at fair value at the time of transfer and represented a non-cash transaction. Accumulated other comprehensive income (loss) included pre-tax unrealized losses of $5.9 million on these securities at the date of transfer. As of September 30, 2015, $4.7 million of pre-tax unrealized losses on these securities were included in accumulated other comprehensive income. These unrealized losses and offsetting other comprehensive income components are being amortized into net interest income over the remaining life of the related securities as a yield adjustment, resulting in no impact on future net income.
As of September 30, 2015 and December 31, 2014, the Company had 50 and 38 securities, respectively, that were in a loss position. The unrealized losses for each of the 50 securities relate to market interest rate changes. The Company has considered the current market for the securities in a loss position, as well as the severity and duration of the impairments, and expects that the value will recover. As of September 30, 2015, management does not intend to sell these investment securities until the fair value exceeds amortized cost and it is more likely than not the Company will not be required to sell debt securities before the anticipated recovery of the amortized cost basis of the security; thus, the impairment is determined not to be other-than-temporary.
The amortized cost and estimated market values by contractual maturity of investment securities as of September 30, 2015 and December 31, 2014 are shown in the following table (in thousands). Mortgage-backed securities have been allocated based on expected maturities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2015			December 31, 2014
	Weighted Average Yield	Amortized Cost	Estimated Market Value	Weighted Average Yield	Amortized Cost	Estimated Market Value
Available for sale:
Due in one year or less	1.34%	$48,124	$48,300	1.78%	$571	$573
Due after one year through five years	2.19	67,484	68,208	2.64	51,037	51,916
Due after five years through ten years	2.00	135,643	135,130	2.02	176,631	172,012
Due after ten years	3.25	22,656	22,064	3.34	23,704	23,146
Total securities	2.01%	$273,907	$273,702	2.27%	$251,943	$247,647
Held to maturity:
Due in one year or less	10.63%	$4,469	$4,405	3.88%	$2,045	$2,003
Due after one year through five years	3.98	37,307	38,289	4.16	20,921	21,875
Due after five years through ten years	3.81	24,037	24,670	3.39	32,618	33,898
Due after ten years	3.31	17,506	17,237	3.30	33,492	33,180
Total securities	4.14%	$83,319	$84,601	3.55%	$89,076	$90,956

Securities with estimated market values of $277.9 million and $279.1 million at September 30, 2015 and December 31, 2014, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and long-term borrowings.
There were no proceeds from the sales of securities for the nine months ended September 30, 2015. For the nine months ended September 30, 2014, proceeds from the sales of securities were $44.5 million. Gross gains of $0.8 million and gross losses of $0.7 million were realized for the nine months ended September 30, 2014.
5. Loans
Major classifications of loans at September 30, 2015 and December 31, 2014 were as follows (in thousands):

	September 30, 2015	December 31, 2014
Commercial real estate loans:
Construction	$451,713	$316,492
Mortgage(1)	1,301,897	1,252,225
	1,753,610	1,568,717
Consumer real estate loans:
Construction	8,676	10,393
Mortgage	153,520	131,031
	162,196	141,424
Commercial and industrial loans	1,133,114	1,016,414
Loans to individuals, excluding real estate	20,681	18,316
Nonaccrual loans	35,653	21,228
Other loans	13,600	8,165
	3,118,854	2,774,264
Less allowance for loan losses	(53,076)	(42,336)
Loans, net	$3,065,778	$2,731,928

(1)	Included in commercial real estate loans, mortgage, are owner-occupied real estate loans of $421.2 million at September 30, 2015 and $419.3 million at December 31, 2014.
A summary of changes in the allowance for loan losses during the three and nine months ended September 30, 2015 and September 30, 2014 is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Balance, beginning of period	$50,351	$37,403	$42,336	$32,143
Provision charged to operations	3,000	3,000	11,600	9,000
Charge-offs	(287)	(137)	(1,192)	(906)
Recoveries	12	34	332	63
Balance, end of period	$53,076	$40,300	$53,076	$40,300

The allowance for loan losses and recorded investment in loans, including loans acquired with deteriorated credit quality, as of the dates indicated are as follows (in thousands):

	September 30, 2015
	Construction	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$4,030	$14,965	$3,316	$19,814	$211	$42,336
Charge-offs	(12)	(783)	(55)	(289)	(53)	(1,192)
Recoveries	—	246	4	67	15	332
Provision	2,298	2,996	462	5,844	—	11,600
Balance, end of period	$6,316	$17,424	$3,727	$25,436	$173	$53,076
Ending balances:
Individually evaluated for impairment	$6	$4,024	$324	$9,070	$—	$13,424
Collectively evaluated for impairment	$6,310	$13,400	$3,403	$16,366	$173	$39,652
Loans receivable:
Ending balance-total	$461,459	$1,313,173	$156,498	$1,166,889	$20,835	$3,118,854
Ending balances:
Individually evaluated for impairment	$754	$13,053	$3,058	$20,210	$71	$37,146
Collectively evaluated for impairment	$460,705	$1,300,120	$153,440	$1,146,679	$20,764	$3,081,708

	September 30, 2014
	Construction	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$2,790	$13,780	$2,656	$12,677	$240	$32,143
Charge-offs	(18)	(441)	(47)	(304)	(96)	(906)
Recoveries	—	1	—	46	16	63
Provision	1,325	2,228	347	5,011	89	9,000
Balance, end of period	$4,097	$15,568	$2,956	$17,430	$249	$40,300
Ending balances:
Individually evaluated for impairment	$—	$1,471	$938	$2,180	$1	$4,590
Collectively evaluated for impairment	$4,097	$14,097	$2,018	$15,250	$248	$35,710
Loans receivable:
Ending balance-total	$318,145	$1,219,682	$131,027	$1,008,174	$21,591	$2,698,619
Ending balances:
Individually evaluated for impairment	$927	$13,942	$2,066	$5,636	$3	$22,574
Collectively evaluated for impairment	$317,218	$1,205,740	$128,961	$1,002,538	$21,588	$2,676,045

Credit quality indicators on the Company’s loan portfolio, including loans acquired with deteriorated credit quality, as of the dates indicated were as follows (in thousands):

	September 30, 2015
	Pass and Pass/Watch	Special Mention	Substandard	Doubtful	Total
Construction	$446,121	$—	$15,338	$—	$461,459
Commercial real estate	1,258,670	12,334	42,169	—	1,313,173
Consumer real estate	150,261	56	6,181	—	156,498
Commercial and industrial	1,050,880	6,995	94,014	15,000	1,166,889
Consumer	20,630	4	201	—	20,835
Total loans	$2,926,562	$19,389	$157,903	$15,000	$3,118,854

	December 31, 2014
	Pass and Pass/Watch	Special Mention	Substandard	Doubtful	Total
Construction	$313,987	$2	$13,688	$—	$327,677
Commercial real estate	1,215,673	1,613	47,085	—	1,264,371
Consumer real estate	128,507	60	4,383	—	132,950
Commercial and industrial	1,005,829	—	24,800	—	1,030,629
Consumer	18,247	7	383	—	18,637
Total loans	$2,682,243	$1,682	$90,339	$—	$2,774,264
The table above as of September 30, 2015 included $3.2 million of substandard loans which are loans acquired with deteriorated credit quality. As of December 31, 2014, included in the above table were $5.4 million of substandard loans and $1.6 million of special mention loans all of which are loans acquired with deteriorated credit quality.
Included in the table above as of September 30, 2015 was $15.0 million in commercial loans classified as doubtful which were evaluated for a specific allowance and determined that no allowance was necessary as of September 30, 2015.
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

•	Doubtful loans have specific weaknesses that are severe enough to make collection or liquidation in full improbable.

An aged analysis of past due loans, including loans acquired with deteriorated credit quality, as of the dates indicated is as follows (in thousands):

	September 30, 2015
	Greater Than 30 and Fewer Than 90 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
Construction	$13	$1,069	$1,082	$460,377	$461,459
Commercial real estate	898	9,986	10,884	1,302,289	1,313,173
Consumer real estate	1,228	1,712	2,940	153,558	156,498
Total real estate loans	2,139	12,767	14,906	1,916,224	1,931,130
Other loans:
Commercial and industrial	67	5,172	5,239	1,161,650	1,166,889
Consumer	283	182	465	20,370	20,835
Total other loans	350	5,354	5,704	1,182,020	1,187,724
Total loans	$2,489	$18,121	$20,610	$3,098,244	$3,118,854

	December 31, 2014
	Greater Than 30 and Fewer Than 90 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
Construction	$97	$750	$847	$326,830	$327,677
Commercial real estate	2,497	9,545	12,042	1,252,329	1,264,371
Consumer real estate	1,623	1,255	2,878	130,072	132,950
Total real estate loans	4,217	11,550	15,767	1,709,231	1,724,998
Other loans:
Commercial and industrial	159	4,426	4,585	1,026,044	1,030,629
Consumer	564	322	886	17,751	18,637
Total other loans	723	4,748	5,471	1,043,795	1,049,266
Total loans	$4,940	$16,298	$21,238	$2,753,026	$2,774,264

The following is a summary of information pertaining to impaired loans excluding loans acquired with deteriorated credit quality, as of the periods indicated (in thousands):

	September 30, 2015
	Recorded Investment	Contractual Balance	Related Allowance
With no related allowance recorded:
Construction	$711	$711	$—
Commercial real estate	1,948	2,168	—
Consumer real estate	2,324	2,402	—
Commercial and industrial	332	336	—
Consumer	71	72	—
Total	$5,386	$5,689	$—
With an allowance recorded:
Construction	$43	$48	$6
Commercial real estate	11,105	11,336	4,024
Consumer real estate	734	746	324
Commercial and industrial	19,878	20,186	9,070
Consumer	—	—	—
Total	$31,760	$32,316	$13,424
Total impaired loans:
Construction	$754	$759	$6
Commercial real estate	13,053	13,504	4,024
Consumer real estate	3,058	3,148	324
Commercial and industrial	20,210	20,522	9,070
Consumer	71	72	—
Total	$37,146	$38,005	$13,424

	December 31, 2014
	Recorded Investment	Contractual Balance	Related Allowance
With no related allowance recorded:
Construction	$927	$927	$—
Commercial real estate	7,175	7,453	—
Consumer real estate	2,085	2,097	—
Commercial and industrial	436	498	—
Consumer	256	256	—
Total	$10,879	$11,231	$—
With an allowance recorded:
Construction	$—	$—	$—
Commercial real estate	5,955	6,235	3,138
Consumer real estate	—	—	—
Commercial and industrial	14,721	14,774	5,889
Consumer	3	3	1
Total	$20,679	$21,012	$9,028
Total impaired loans:
Construction	$927	$927	$—
Commercial real estate	13,130	13,688	3,138
Consumer real estate	2,085	2,097	—
Commercial and industrial	15,157	15,272	5,889
Consumer	259	259	1
Total	$31,558	$32,243	$9,028

	For the Three Months Ended
	September 30, 2015		September 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction	$783	$—	$488	$9
Commercial real estate	1,915	—	6,891	7
Consumer real estate	2,467	8	1,672	1
Commercial and industrial	336	1	642	—
Consumer	71	1	—	—
Total	$5,572	$10	$9,693	$17
With an allowance recorded:
Construction	$43	$—	$156	$—
Commercial real estate	11,272	—	6,142	3
Consumer real estate	662	6	677	3
Commercial and industrial	18,635	346	4,335	4
Consumer	—	—	3	—
Total	$30,612	$352	$11,313	$10
Total impaired loans:
Construction	$826	$—	$644	$9
Commercial real estate	13,187	—	13,033	10
Consumer real estate	3,129	14	2,349	4
Commercial and industrial	18,971	347	4,977	4
Consumer	71	1	3	—
Total	$36,184	$362	$21,006	$27

	For the Nine Months Ended
	September 30, 2015		September 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction	$819	$18	$464	$37
Commercial real estate	4,562	14	6,164	123
Consumer real estate	2,205	11	1,668	1
Commercial and industrial	384	1	800	16
Consumer	164	1	—	—
Total	$8,134	$45	$9,096	$177
With an allowance recorded:
Construction	$22	$—	$155	$1
Commercial real estate	8,527	60	5,713	6
Consumer real estate	370	6	861	13
Commercial and industrial	17,300	350	4,021	4
Consumer	2	—	2	—
Total	$26,221	$416	$10,752	$24
Total impaired loans:
Construction	$841	$18	$619	$38
Commercial real estate	13,089	74	11,877	129
Consumer real estate	2,575	17	2,529	14
Commercial and industrial	17,684	351	4,821	20
Consumer	166	1	2	—
Total	$34,355	$461	$19,848	$201
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
As of September 30, 2015 and December 31, 2014, there were $37 thousand and $28 thousand, respectively, in cash secured tuition loans that were past due 90 days or more still accruing interest.
The following is a summary of information pertaining to nonaccrual loans as of the periods indicated (in thousands):

	September 30, 2015	December 31, 2014
Nonaccrual loans:
Construction	$1,070	$792
Commercial real estate	11,276	12,146
Consumer real estate	2,978	1,919
Commercial and industrial	20,175	6,051
Consumer	154	320
Total	$35,653	$21,228
As of September 30, 2015 and December 31, 2014, the average recorded investment in nonaccrual loans was $26.7 million and $19.6 million, respectively. The amount of interest income that would have been recognized on nonaccrual loans based on contractual terms was $1.1 million and $1.0 million at September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired.
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
There were no loans acquired from the Federal Deposit Insurance Corporation, as receiver for First National Bank of Crestview, that were subject to ASC 310-30.
The following is a summary of changes in the accretable yields of acquired loans as of the periods indicated (in thousands):

	September 30, 2015	September 30, 2014
Balance, beginning of period	$115	$170
Acquisition	—	—
Net transfers from nonaccretable difference to accretable yield	—	816
Accretion	(86)	(832)
Balance, end of period	$29	$154

Information about the Company’s troubled debt restructurings (TDRs) at September 30, 2015 and September 30, 2014 is presented in the following tables (in thousands):

	Current	Greater Than 30 Days Past Due	Nonaccrual TDRs	Total TDRs
As of September 30, 2015
Real estate loans:
Construction	$2	$—	$43	$45
Commercial real estate	2,227	—	—	2,227
Consumer real estate	587	—	131	718
Total real estate loans	2,816	—	174	2,990
Other loans:
Commercial and industrial	477	—	12,058	12,535
Total loans	$3,293	$—	$12,232	$15,525

	Current	Greater Than 30 Days Past Due	Nonaccrual TDRs	Total TDRs
As of September 30, 2014
Real estate loans:
Construction	$237	$—	$—	$237
Commercial real estate	349	—	103	452
Consumer real estate	610	—	139	749
Total real estate loans	1,196	—	242	1,438
Other loans:
Commercial and industrial	291	—	—	291
Total loans	$1,487	$—	$242	$1,729
There were TDRs of $12.1 million modified and moved to interest-only payments during the nine months ended September 30, 2015. There were no new TDRs which were modified during the nine months ended September 30, 2014.

A summary of information pertaining to modified terms of loans, as of the dates indicated, is as follows:

	As of September 30, 2015
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled debt restructuring:
Construction	2	$45	$45
Commercial real estate	2	2,227	2,227
Consumer real estate	3	718	718
Commercial and industrial	3	12,535	12,535
	10	$15,525	$15,525

	As of September 30, 2014
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled debt restructuring:
Construction	4	$237	$237
Commercial real estate	1	452	452
Consumer real estate	2	749	749
Commercial and industrial	1	291	291
	8	$1,729	$1,729
None of the performing TDRs defaulted subsequent to the restructuring through the date the financial statements were available to be issued.
As of September 30, 2015 and December 31, 2014, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired or as a TDR.
6. Goodwill and Other Acquired Intangible Assets
Changes to the carrying amount of goodwill for the nine months ended September 30, 2015 and the year ended December 31, 2014 are provided in the following table (in thousands):

Balance at December 31, 2013	$4,808
Goodwill acquired during the year	—
Balance at December 31, 2014	4,808
Goodwill acquired during the year	1,192
Balance at September 30, 2015	$6,000
The goodwill acquired during the first nine months of 2015 is a result of the First National Bank of Crestview acquisition. See Note 2 for further information.
Intangible assets subject to amortization
Definite-lived intangible assets had the following carrying values as of the periods indicated (in thousands):

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$4,588	$1,772	$2,816	$4,400	$1,485	$2,915
Other intangible assets	$133	$7	$126	$106	$—	$106
Total definite-lived intangible assets	$4,721	$1,779	$2,942	$4,506	$1,485	$3,021
The Company’s core deposit intangibles are being amortized over the estimated useful life of 12 years. The Company’s amortization expense totaled $0.1 million and $0.2 million for the three months ended September 30, 2015 and 2014, respectively, and $0.3 million and $0.5 million for the nine months ended September 30, 2015 and 2014, respectively.

7. Investments in Tax Credit Entities
Federal NMTC
Investment in Bank Owned CDE
The Federal NMTC program is administered by the Community Development Financial Institutions Fund of the U.S. Treasury and is aimed at stimulating economic and community development and job creation in low-income communities. The program provides federal tax credits to investors who make qualified equity investments (QEIs) in a Community Development Entity(CDE). The CDE is required to invest the proceeds of each QEI in projects located in or benefiting low-income communities, which are generally defined as those census tracts with poverty rates greater than 20% and/or median family incomes that are less than or equal to 80% of the area median family income. FNBC CDE has received allocations of Federal NMTC, totaling $118.0 million since 2011. These allocations generated $46.0 million in tax credits.
The credit provided to the investor totals 39% of each QEI in a CDE and is claimed over a seven-year credit allowance period. In each of the first three years, the investor receives a credit equal to 5% of the total QEI allocated to each project. For each of the remaining four years, the investor receives a credit equal to 6% of the total QEI allocated to each project. The Company is eligible to receive up to $46.0 million in tax credits over the seven-year credit allowance period, beginning with the period in which the QEI was made, for its total QEI of $118.0 million. Through September 30, 2015, FNBC CDE had invested in allocations of $118.0 million, of which $40.0 million was invested by the Company and $78.0 million was invested by leverage lenders, which include the Company. Of the $78.0 million invested by leverage lenders, $17.5 million was invested by the Company as the leverage lender. The Company's investment in the Company's subsidiary CDE is eliminated upon consolidation. While the leverage lender's portion of the investment in the CDE is classified as a loan, the remaining investment in the CDE is an equity investment included in investment in tax credit entities in the accompanying consolidated balance sheets and evaluated at each reporting date for impairment. The impairment is evaluated based on the remaining tax credits available along with any applicable equity income or loss allocations. Impairment, if any, is recorded in the consolidated statement of income as a component of noninterest expense as well as any applicable equity income or loss allocations. The Federal NMTC claimed by the Company, with respect to each QEI, remain subject to recapture over each QEI’s credit allowance period upon the occurrence of any of the following:

•	CDE does not invest substantially all (defined as a minimum of 85%) of the QEI proceeds in qualified low-income community investments;

•	CDE ceases to be a CDE; or

•	CDE redeems its QEI investment prior to the end of the current credit allowance period.
At September 30, 2015 and December 31, 2014, none of the above recapture events had occurred, nor, in the opinion of management, are such events anticipated to occur in the foreseeable future. As of September 30, 2015, FNBC CDE had total assets of $130.9 million, consisting of cash of $6.0 million, loans of $112.3 million and other assets of $12.6 million, with liabilities of $0.4 million and capital of $130.5 million. Based on the structure of these transactions, the Company expects to recover its investment solely through use of the tax credits that were generated by the investments and any equity returns received through the limited partnership.
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

Low-Income Housing Tax Credits
The Company is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved Low-Income Housing tax credit projects. The tax credits associated with these investments are typically received over a 10 to 15 year period subject to recapture. These investments are accounted for using the equity method of accounting and are included in investments in tax credit entities in the accompanying consolidated balance sheets. The limited partnerships are considered to be VIEs and are evaluated for consolidation based on the Company's determination if it is the primary beneficiary. The Company has determined that it is not the primary beneficiary with respect to the limited partnerships. Thus, the VIEs have not been consolidated except for a single Low-Income Housing investment which was consolidated (See Note 8 for further details.) All of the Company’s investments in low-income housing partnerships are evaluated for impairment at the end of each reporting period. Impairment, if any, is recorded in the consolidated statement of income as a component of noninterest expense as well as any applicable equity income or loss allocations. Based on the structure of these transactions, the Company expects to recover its remaining investments at September 30, 2015 through the use of the tax credits that were generated by the investments and any equity returns received through the limited partnerships.
Federal Historic Rehabilitation Tax Credits
The Company is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved Federal Historic Rehabilitation tax credit projects. The tax credits received on these investments are received in the year that the project is placed in service and subject to recapture over a five year period. These investments are accounted for using the equity method of accounting and are included in investments in tax credit entities in the accompanying consolidated balance sheets. The limited partnerships are considered to be VIEs and are evaluated for consolidation based on the Company's determination if it is the primary beneficiary. The Company has determined that it is not the primary beneficiary with respect to any of the limited partnerships and, thus, the VIEs have not been consolidated. All of the Company’s investments in limited partnerships are evaluated for impairment at the end of each reporting period and the Company records impairment, if any, in its consolidated statement of income as a component of noninterest expense as well as any applicable equity income or loss allocations. Based on the structure of these transactions, the Company expects to recover its remaining investments in Federal Historic Rehabilitation tax credits at September 30, 2015 through the equity ownership in the underlying projects.
State Historic Rehabilitation Tax Credits
In connection with its limited partner interest in several tax-advantaged limited partnerships whose purpose is to invest in approved Federal Historic Rehabilitation tax credit projects, the Company can receive Louisiana State Historic Rehabilitation tax credits. These credits are certified by the State of Louisiana and are earned by the Company once the project is placed in service and then sold to investors after the State Historic Rehabilitation tax credits are certified by the State of Louisiana and transferred from the project to the Company. The credits are typically sold within 12 months of the project being placed in service. The Company evaluates its investment for impairment at the end of each reporting period. Impairment, if any, is recorded in its consolidated statement of income as a component of noninterest expense.
State NMTC
Investments in Non-Bank Owned CDEs
The Company is a limited partner in several tax-advantaged limited partnerships that are CDEs, whose purpose is to invest in approved State NMTC projects that are not associated with FNBC CDE. Based on the structure of these transactions, the Company expects to recover its remaining investments in State NMTC at September 30, 2015 through the transfer of its ownership interest to third party investors. The Company evaluates its investment for impairment at the end of each reporting period. Impairment, if any, is recorded in its consolidated statement of income as a component of noninterest expense.

The tables below set forth the Company's investment in Federal NMTC, State NMTC, Federal Low-Income Housing, Federal Historic Rehabilitation, and State Historic Rehabilitation tax credits, along with the credits expected to be generated through its participation in these programs as of September 30, 2015 and December 31, 2014 (in thousands). The amounts as of September 30, 2015 reflect the cumulative effect of the errors in the accounting for certain of its investments in tax credit entities and the net impact of the reversal of previously recorded amortization under the cost method and the net effect of the equity method and impairment charges.

	September 30, 2015
	Investment	Total Impairment(1)	Loans to Investment Funds(2)	Elimination(3)	Net Investment	Tax Benefits Recognized Through December 31, 2014	Tax Benefits Expected to be Recognized in 2015	Tax Benefits Expected to be Recognized in 2016, and Thereafter	Total Tax Benefits Expected to be Recognized
NMTC:
Federal:
Bank Owned CDEs	$157,991	$(6,779)	$—	$(118,000)	$33,212	$16,490	$6,580	$22,949	$46,019
Non-Bank Owned CDEs	170,839	(21,544)	(127,520)	—	21,775	36,580	9,769	20,076	66,425
State	28,227	—	—	—	28,227	—	—	—	—
Total NMTC	357,057	(28,323)	(127,520)	(118,000)	83,214	53,070	16,349	43,025	112,444

Low-Income Housing	36,162	(7,631)	—	—	28,531	13,188	4,015	38,093	55,296

Historic Rehabilitation:
Federal(4)	58,561	(5,805)	—	—	52,756	37,144	41,602	—	78,746
State	7,957	(199)	—	—	7,758	—	—	—	—
Total Historic Rehabilitation	66,518	(6,004)	—	—	60,514	37,144	41,602	—	78,746
Total	$459,737	$(41,958)	$(127,520)	$(118,000)	$172,259	$103,402	$61,966	$81,118	$246,486
(1) Amount represents the net impact of the reversal of previously recorded amortization under the cost method, as described in Note 1 net of the effect of the application of the equity method and impairment charges.
(2) Interest-only loans made to the investment fund during the compliance period for Federal NMTC.
(3) Through September 30, 2015, FNBC CDE received allocations of Federal NMTC from the CDFI Fund of the U.S. Treasury totaling $118.0 million over a three year period beginning in 2011. These investments are eliminated upon consolidation by the Company.
(4) As of September 30, 2015, the Company had $10.5 million invested in Federal Historic Rehabilitation tax credit projects which the Company expects to generate Federal Historic Rehabilitation tax credits in 2015 and 2016 when the projects are completed, receive the certificates of occupancy, and the property is placed into service. The amount of tax credits to be received will be determined when the costs are certified.

	December 31, 2014
	Investment	Total Impairment(1)	Loans to Investment Funds(2)	Elimination(3)	Net Investment	Tax Benefits Recognized Through December 31, 2013	Tax Benefits Recognized in 2014	Tax Benefits Expected to be Recognized in 2015, and Thereafter	Total Tax Benefits Expected to be Recognized
NMTC:
Federal:
Bank Owned CDEs	$123,700	$—	$—	$(118,000)	$5,700	$10,375	$6,115	$29,530	$46,020
Non-Bank Owned CDEs	162,192	(15,852)	(120,540)	—	25,800	27,213	9,367	25,945	62,525
State	28,227	—	—	—	28,227	—	—	—	—
Total NMTC	314,119	(15,852)	(120,540)	(118,000)	59,727	37,588	15,482	55,475	108,545

Low-Income Housing	43,733	(7,264)	—	—	36,469	9,546	3,642	42,109	55,297

Historic Rehabilitation:
Federal(4)	41,794	(3,412)	—	—	38,382	17,823	19,321	37,295	74,439
State	6,335	—	—	—	6,335	—	—	—	—
Total Historic Rehabilitation	48,129	(3,412)	—	—	44,717	17,823	19,321	37,295	74,439
Total	$405,981	$(26,528)	$(120,540)	$(118,000)	$140,913	$64,957	$38,445	$134,879	$238,281
(1) Amount represents impairment recorded from the date of original investment through the current period, as evaluated by the Company at the end of each reporting period.
(2) Interest-only loans made to the investment fund during the compliance period for Federal NMTC.
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
The impairment of tax credit investments for the three and nine month periods ended September 30, 2015 reflect the net impact of the cumulative errors in accounting for certain of its investments in tax credit entities and the net impact of the reversal of previously recorded amortization under the cost method and the net effect of the appropriate recording of the equity method and impairment charges were as follows (in thousands) :

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Federal NMTC	$1,114	$2,972	$7,793	$7,332
Low-Income Housing	606	541	367	1,624
Federal and State Historic Rehabilitation	1,533	461	2,592	1,222
Total impairment	$3,253	$3,974	$10,752	$10,178

The amount of basis reduction recorded related to the Company's investment in tax credit entities for the three and nine month periods ended September 30, 2015 and September 30, 2014 were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Federal NMTC	$368	$350	$1,104	$1,051
Federal Historic Rehabilitation	138	984	415	1,693
Total basis reduction	$506	$1,334	$1,519	$2,744
The Company also made loans and leverage loans in the normal course of business to the tax credit related projects. These loans are subject to the Company's underwriting criteria and all loans were performing according to their contractual terms at September 30, 2015. These loans were classified in the Company's loan portfolio at September 30, 2015 and December 31, 2014 as follows (in thousands):

	September 30, 2015	December 31, 2014
Construction	$45,353	$80,741
Commercial real estate	71,305	67,520
Commercial and industrial	137,555	117,191
Total loans	$254,213	$265,452
8. Variable Interest Entities
A subsidiary of the Bank, FNBC CDC, is the managing member of a tax-advantaged limited partnership whose purpose is to invest in approved Low-Income Housing tax credit projects. This limited partnership is considered to be a VIE, whereby the Company is considered the primary beneficiary and must consolidate the VIE and, as such, no impairment charges have been recorded with respect to this investment. The initial recognition of this VIE relationship was accounted for using acquisition accounting. Under acquisition accounting, the assets and liabilities acquired are accounted for at market and intercompany balances are eliminated. As of September 30, 2015, the Company included in its consolidated financial statements total assets of $40.4 million, consisting of real estate of $37.2 million and other assets of $3.2 million, with liabilities of $3.0 million and capital of $4.9 million.
9. Long-term Borrowings
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
Employee Stock Ownership Plan Loan
In March 2015, the Company sponsored Employee Stock Ownership Trust entered into a loan from First National Bankers Bank (FNBB) in order to purchase 100,000 shares of Company stock for $3.3 million. This borrowing is required to be recorded on the Company’s balance sheet, with an offsetting entry to additional paid-in capital. The loan matures on

December 5, 2024, and bears interest at a floating rate equal to the Wall Street Journal Prime rate, which was 3.25% as of September 30, 2015. The loan is subject to a pledge of 93,000 shares of the Company stock, owned by the Trust, as of September 30, 2015.
The $40.0 million borrowing included within long-term borrowings at September 30, 2015 and December 31, 2014 consists of a borrowing by the Company from Credit Suisse which is in the legal form of a long-term repurchase agreement. The borrowing matures on April 1, 2019, and bears interest at a floating rate equal to three-month USD LIBOR plus 1.35%, and was 1.63% at September 30, 2015.
The following table includes a summary of long-term borrowings as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
FNBB	$3,392	$—
Credit Suisse Securities (USA) LLC	40,000	40,000
5.75% Subordinated Notes due 2025	60,000	—
Total long-term borrowings	$103,392	$40,000
10. Derivative - Interest Rate Swap Agreements
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
Interest Rate-Prime Swaps. In September 2015, the Company entered into two interest rate-prime swaps with Counterparty C to manage exposure against the variability in the expected future cash flows on the designated Prime and Prime plus 1% pools of its floating rate loan portfolio. The Company entered into these interest rate-prime swap agreements to hedge the cash flows from these pools of its floating rate loan portfolio, which is expected to offset the variability in the expected future cash flows attributable to the fluctuations in the daily weighted average Wall Street Journal Prime index, which is a cash flow hedge of a forecasted transaction. The notional amount of the contracts are a Prime tranche of $30.0 million and a Prime plus 1% tranche of $40.0 million for a total notional amount of $70.0 million. The Company will receive payments from the counterparty at a fixed rate of interest and pay the counterparty at the Prime rate associated with each tranche on its notional amount. The Prime tranche will receive payments at a fixed rate of 4.50% and pay the counterparty at Prime on the notional amount. The Prime plus 1% tranche will receive payments at a fixed rate of 5.49% and pay the counterparty at Prime plus 1% on the notional amount. The cash flow payments on the derivatives begin December 2015 and terminate September 2022.
In September 2015, the Company terminated two of its interest rate swaps with Counterparty B, which the Company entered into in 2013, as internal forecasts for future interest rates changed since these transactions were initiated. The notional amounts of the derivative contracts were a Prime tranche of $30.0 million and a Prime plus 1% tranche of $40.0 million for a total notional amount of $70.0 million. The termination of the cash flow hedges resulted in a gain of $1.3 million which has been reflected in the Company's operating cash flows and included within accumulated other comprehensive income (loss), net of tax. This gain has not been included in net income as of September 30, 2015 as the Company entered into two new interest rate-prime swaps with substantially similar terms (see interest rate-prime swaps transaction with Counterparty C above) at the time of termination. The gain will be reclassified from accumulated other comprehensive income (loss) to net income as interest income as it is accreted over a multi-year period consistent with the original maturity dates of the hedges which began in September 2013 and terminate in September 2019.

In March 2015, the Company entered into four interest rate swaps with Counterparty C to manage exposure against the variability in the expected future cash flows on the designated Prime plus 1% floored at 5%, Prime plus 2%, Prime plus 2% actual/365, and Prime plus 2.25% pools of its floating rate loan portfolio. The Company entered into the interest rate-prime swap agreements to hedge the cash flows from these pools of its floating rate loan portfolio, which is expected to offset the variability in the expected future cash flows attributable to the fluctuations in the daily weighted average Wall Street Journal Prime index, which is a cash flow hedge of a forecasted transaction. The notional amount of the contracts are Prime plus 1% floored at 5% tranche of $40.0 million, Prime plus 2% tranche of $15.0 million, Prime plus 2% actual/365 tranche of $10.0 million, and Prime plus 2.25% tranche of $10.0 million for a total notional amount of $75.0 million. The Company will receive payments from the counterparty at a fixed rate of interest and pay the counterparty at the Prime rate associated with each tranche on its notional amount. The Prime plus 1% floored at 5% tranche will receive payments at a fixed rate of 5.81% and pay the counterparty at Prime plus 1%, floored at 5% on the notional amount. The Prime plus 2% and Prime plus 2% actual/365 tranches will receive payments at a fixed rate of 6.56% and pay the counterparty at Prime plus 2% on the notional amounts. The Prime plus 2.25% tranche will receive payments at a fixed rate of 6.81% and pay the counterparty at Prime plus 2.25% on the notional amount. The cash flow payments on the derivatives began March 2015 and terminate March 2021.
During 2013, the Company entered into four interest rate swaps with Counterparty B to manage exposure against the variability in the expected future cash flows on the designated Prime, Prime plus 1%, Prime plus 1% floored at 5% and Prime plus 1% floored at 5.5% pools of its floating rate loan portfolio. The Company entered into the interest rate swap agreements to hedge the cash flows from these pools of its floating rate loan portfolio, which is expected to offset the variability in the expected future cash flows attributable to the fluctuations in the daily weighted average Wall Street Journal Prime index, which is a cash flow hedge of a forecasted transaction. The Company terminated the Prime and Prime plus 1% tranches in September 2015 (see September 2015 interest rate-prime swaps transaction above). The total notional amount of the remaining prime hedges is $180.0 million as of September 30, 2015. The cash flow payments on the derivatives began September 2013 and terminate September 2019.
Information pertaining to outstanding derivative instruments is as follows (in thousands):

		Derivative Assets Fair Value			Derivative Liabilities Fair Value
	Balance Sheet Location	September 30, 2015	December 31, 2014	Balance Sheet Location	September 30, 2015	December 31, 2014
Derivatives designated as hedging instruments under ASC Topic 815:
Interest rate swaps - Counterparty B	Other Assets	$—	$—	Other Liabilities	$22,100	$15,995
Interest rate-prime swaps - Counterparty B	Other Assets	4,687	3,042	Other Liabilities	—	—
Interest rate swaps - Counterparty C	Other Assets	1,599	37	Other Liabilities	—	—
Interest rate-prime swaps - Counterparty C	Other Assets	—	—	Other Liabilities	3,516	—
		$6,286	$3,079		$25,616	$15,995
The Company entered into master netting arrangements with both Counterparty B and Counterparty C whereby the delayed interest rate swaps and hedges would be settled net. Net fair values of the Counterparty B and Counterparty C delayed interest rate swaps and hedges as of September 30, 2015 and December 31, 2014 were as follows (in thousands):

	September 30, 2015
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
		Derivatives	Collateral	Net
Derivatives subject to master netting arrangements:
Derivative liabilities:
Counterparty B	$17,413	$—	$—	$17,413
Counterparty C	1,917	—	—	1,917
Net derivative liability	$19,330	$—	$—	$19,330

	December 31, 2014
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
		Derivatives	Collateral	Net
Derivatives subject to master netting arrangements:
Derivative liabilities:
Counterparty B	$12,953	$—	$—	$12,953
Net derivative liability	$12,953	$—	$—	$12,953
Pursuant to the interest rate swap agreements described above with Counterparty B, the Company pledged collateral in the form of investment securities totaling $18.4 million (with a fair value at September 30, 2015 of $19.0 million), which has been presented gross in the Company’s balance sheet. Pursuant to the interest rate swap agreements described above with Counterparty C, the Company pledged collateral in the form of investment securities totaling $4.6 million (with a fair value at September 30, 2015 of $4.3 million), which has been presented gross in the Company’s balance sheet. There was no collateral posted from the counterparties to the Company as of September 30, 2015.
For the three and nine month periods ended September 30, 2015, the Company reclassified $0.3 million and $0.8 million, respectively, from accumulated other comprehensive income (loss) into interest expense as a result of the discontinuance of the cash flow hedge with Counterparty A. There were no amounts reclassified for the three and nine month periods ended September 30, 2015 from accumulated other comprehensive income (loss) into interest income as a result of the discontinuance of the cash flow hedges with Counterparty B. No amounts were reclassified into earnings for the three or nine month periods ended September 30, 2014.
As of September 30, 2015 and 2014, no amounts of gains or losses have been reclassified from accumulated comprehensive income (loss), nor have any amounts of gains or losses been recognized due to ineffectiveness of a portion of the derivatives. At September 30, 2015, no amount of the derivatives will mature within the next 12 months. The Company does not expect to reclassify any amount from accumulated other comprehensive income (loss) into interest income over the next 12 months for derivatives that will be settled.
At September 30, 2015 and 2014, and for the nine months then ended, information pertaining to the effect of the hedging instruments on the consolidated financial statements is as follows (in thousands):

	Amount of Gain (Loss) Recognized in OCI, net of taxes (Effective Portion)
	As of September 30,
Derivatives in ASC Topic 815 Cash Flow Hedging Relationships:	2015	2014
Interest rate swap with Counterparty A	$(4,663)	$(2,408)
Interest rate swap and prime swaps with Counterparty B	(10,472)	(6,477)
Interest rate swap and prime swaps with Counterparty C	(1,247)	$—
Total	$(16,382)	$(8,885)
11. Income Taxes
The income tax benefit on the statement of income for the nine months ended September 30, 2015 and 2014 was as follows (in thousands):

	September 30, 2015	September 30, 2014
Current tax expense	$2,149	$—
Deferred tax benefit	(44,379)	(16,354)
Total tax benefit	$(42,230)	$(16,354)
The amount of taxes in the accompanying consolidated statements of income is different from the expected amount using statutory federal income tax rates primarily due to the effect of various tax credits. As discussed in Note 7, the Company earns Federal NMTC, Federal Historic Rehabilitation, and Low-Income Housing tax credits, which reduce the Company’s federal income tax liability or create a carryforward as applicable. The Company is also required to reduce its tax basis of the investment in certain of the projects that generated the Federal NMTC or Federal Historic Rehabilitation tax credits by the amount of the credit generated in that year. No valuation allowance was recorded for the net deferred tax assets at

September 30, 2015 and December 31, 2014, as the amounts will more likely than not be realized as reductions of future taxable income or by utilizing available tax planning strategies.
12. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These transactions include commitments to extend credit in the ordinary course of business to approved customers. Generally, loan commitments have been granted on a temporary basis for working capital or commercial real estate financing requirements or may be reflective of loans in various stages of funding. These commitments are recorded on the Company’s financial statements as they are funded. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Loan commitments include unused commitments for open-end lines secured by one to four family residential properties and commercial properties, commitments to fund loans secured by commercial real estate, construction loans, business lines of credit, and other unused commitments. Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company minimizes its exposure to loss under loan commitments and standby letters of credit by subjecting them to credit approval and monitoring procedures. The effect on the Company’s revenues, expenses, cash flows, and liquidity of the unused portions of these commitments cannot be reasonably predicted because there is no guarantee that the lines of credit will be used. The liability for losses on unfunded commitments totaled $0.3 million and $0.2 million at September 30, 2015 and December 31, 2014, respectively.
The following is a summary of the total notional amount of loan commitments and standby letters of credit outstanding at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Standby letters of credit	$98,688	$110,636
Unused loan commitments	754,618	509,665
Total	$853,306	$620,301
13. Shareholders' Equity
Series C Convertible Perpetual Preferred Stock
In June 2015, the holder of the Series C preferred stock exchanged 364,983 shares of Series C preferred stock for an equivalent number of shares of common stock. During 2013, the holder of the Series C preferred stock converted 551,858 shares into an equivalent number of shares of common stock. The Company issued 916,841 shares of Series C preferred stock to the holder in 2011. There were no shares of the Company's Series C preferred stock outstanding as of September 30, 2015.
14. Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income (loss) and changes in those components are presented in the following table (in thousands):

	Cash Flow Hedges(1)	Terminated Cash Flow Hedges(2)	Transfers of Available for Sale Securities to Held to Maturity	Available for Sale Securities	Total
Balance at January 1, 2015	$(8,396)	$(5,194)	$(3,354)	$(2,793)	$(19,737)
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain (loss)	(6,414)	1,326	—	4,094	(994)
Reclassification of net losses realized and included in earnings	—	792	—	—	792
Amortization of unrealized net gain	—	—	501	—	501
Income tax expense (benefit)	(2,245)	741	176	1,433	105
Balance at September 30, 2015	$(12,565)	$(3,817)	$(3,029)	$(132)	$(19,543)

	Cash Flow Hedges(1)	Transfers of Available for Sale Securities to Held to Maturity	Available for Sale Securities	Total
Balance at January 1, 2014	$(2,054)	$(3,710)	$(10,751)	$(16,515)
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain (loss)	(10,509)	—	10,164	(345)
Reclassification of net gains realized and included in earnings	—	—	(135)	(135)
Amortization of unrealized net gain	—	386	—	386
Income tax expense (benefit)	(3,678)	135	3,511	(32)
Balance at September 30, 2014	$(8,885)	$(3,459)	$(4,233)	$(16,577)
(1) Balances in the Cash Flow Hedges column represent the net operating changes in all of the Company's cash flow hedge relationships as of the dates stated.
(2) Balances in the Terminated Cash Flow Hedges column represent the net unrealized loss at termination of a certain interest rate swap cash flow hedge relationship and the net unrealized gains at termination of certain interest rate-prime swap cash flow hedge relationships. See Note 10 for further explanation on the terminated cash flow hedges.
15. Capital Requirements and Other Regulatory Matters
The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements of the Company and the Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, Tier 1 capital to average assets, and common equity tier 1 to risk-weighted assets. Management believes, as of September 30, 2015 and December 31, 2014, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of September 30, 2015, the Bank was in compliance with all regulatory requirements and the Bank was classified as “well capitalized” for purposes of the Federal Deposit Insurance Corporation's prompt corrective action requirements. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and common equity tier 1 ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed that categorization.
The following tables present the actual capital amounts and regulatory capital ratios for the Company and the Bank as of September 30, 2015 and December 31, 2014:

		September 30, 2015
	"Well Capitalized" Minimums	Actual
(in thousands)		Ratio	Amount
First NBC Bank Holding Company
Tier 1 leverage capital		9.53%	$395,680
Tier 1 risk-based capital		10.47%	395,680
Total risk-based capital		13.33%	503,785
Common equity tier 1 risk-based capital		10.47%	395,680
First NBC Bank
Tier 1 leverage capital	5.00%	10.23%	$424,150
Tier 1 risk-based capital	8.00%	11.24%	424,150
Total risk-based capital	10.00%	12.51%	472,195
Common equity tier 1 risk-based capital	6.50%	11.24%	424,150

		December 31, 2014
	"Well Capitalized" Minimums	Actual
(in thousands)		Ratio	Amount
First NBC Bank Holding Company
Tier 1 leverage capital		10.66%	$387,224
Tier 1 risk-based capital		11.59%	387,224
Total risk-based capital		12.84%	428,962
Common equity tier 1 risk-based capital		NA	NA
First NBC Bank
Tier 1 leverage capital	5.00%	9.95%	$361,078
Tier 1 risk-based capital	6.00%	10.82%	361,078
Total risk-based capital	10.00%	12.07%	402,816
Common equity tier 1 risk-based capital	NA	NA	NA
16. Fair Value of Financial Instruments
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

A description of the valuation methodologies used for instruments measured at fair value follows, as well as the classification of such instruments within the valuation hierarchy. Securities are classified within Level 1 when quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using pricing models or quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Examples include certain available for sale securities. The Company’s investment portfolio did not include Level 3 securities as of September 30, 2015 and December 31, 2014.
The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy, based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

		September 30, 2015
		Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Assets ( Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities:
U.S. government agency securities	$154,652	$—	$154,652	$—
U.S. Treasury securities	12,886	—	12,886	—
Municipal securities	12,219	—	12,219	—
Mortgage-backed securities	54,997	—	54,997	—
Corporate bonds	7,989	—	7,989	—
Other equity securities	22	22	—	—
Other debt securities	30,937	—	30,937	—
Total	$273,702	$22	$273,680	$—
Liabilities
Derivative instruments	$19,330	$—	$19,330	$—

		December 31, 2014
		Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Assets ( Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities:
U.S. government agency securities	$157,527	$—	$157,527	$—
U.S. Treasury securities	12,610	—	12,610	—
Municipal securities	12,246	—	12,246	—
Mortgage-backed securities	57,087	—	57,087	—
Corporate bonds	8,177	—	8,177	—
	$247,647	$—	$247,647	$—
Derivative instruments	37	—	37	—
Total	$247,684	$—	$247,684	$—
Liabilities
Derivative instruments	$12,953	$—	$12,953	$—

The Company has segregated all financial assets and liabilities that are measured at fair value on a nonrecurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below (in thousands):

		September 30, 2015
		Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Assets ( Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Loans	$31,760	$—	$—	$31,760
Other real estate owned	2,864	—	—	2,864
	$34,624	$—	$—	$34,624

		December 31, 2014
		Fair Value Measurement Using
	Total	Quoted Prices in Active Markets for Identical Assets ( Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Loans	$20,679	$—	$—	$20,679
Other real estate owned	3,022	—	—	3,022
	$23,701	$—	$—	$23,701
In accordance with ASC Topic 310, the Company records loans and other real estate considered impaired at the lower of cost or fair value. Impaired loans, recorded at fair value, are Level 3 assets measured using appraisals from external parties of the collateral, less any prior liens primarily using the market or income approach.
The Company did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis during the nine months ended September 30, 2015 or the year ended December 31, 2014.
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

The estimated fair values of the Company’s financial instruments were as follows as of the dates indicated (in thousands):

	Fair Value Measurements at September 30, 2015
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$33,759	$33,759	$33,759	$—	$—
Short-term investments	179,526	179,526	179,526	—	—
Investment in short-term receivables	182,945	182,945	182,945	—	—
Investment securities available for sale	273,702	273,702	22	273,680	—
Investment securities held to maturity	83,319	84,601	—	84,601	—
Loans and loans held for sale	3,121,501	3,103,534	—	—	3,103,534
Cash surrender value of bank-owned life insurance	48,342	48,342	48,342	—	—
Financial Liabilities:
Deposits, noninterest-bearing	416,405	416,405	—	416,405	—
Deposits, interest-bearing	3,200,513	3,162,486	—	—	3,162,486
Repurchase agreements	93,775	93,775	—	93,775	—
Long-term borrowings	103,392	106,591	—	—	106,591
Derivative instruments	19,330	19,330	—	19,330	—

	Fair Value Measurements at December 31, 2014
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$32,484	$32,484	$32,484	$—	$—
Short-term investments	18,404	18,404	18,404	—	—
Investment in short-term receivables	237,135	237,135	237,135	—	—
Investment securities available for sale	247,647	247,647	—	247,647	—
Investment securities held to maturity	89,076	90,956	—	90,956	—
Loans and loans held for sale	2,775,886	3,003,280	—	—	3,003,280
Cash surrender value of bank-owned life insurance	47,289	47,289	47,289	—	—
Derivative instruments	37	37	—	37	—
Financial Liabilities:
Deposits, noninterest-bearing	364,534	364,534	—	364,534	—
Deposits, interest-bearing	2,756,316	2,722,134	—	—	2,722,134
Repurchase agreements	117,991	117,991	—	117,991	—
Long-term borrowings	40,000	42,270	—	—	42,270
Derivative instruments	12,953	12,953	—	12,953	—

16. Subsequent Events
During October 2015, the Company received the approval of the Federal Reserve Bank of Atlanta to complete the acquisition of State Investors Bancorp, Inc., the holding Company of State-Investors Bank, having previously received approvals of the Federal Deposit Insurance Corporation and the Louisiana Office of Financial Institutions. The transaction is expected to close on or about November 30, 2015, subject to the satisfaction of remaining conditions.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of First NBC Bank Holding Company and its wholly owned subsidiary, First NBC Bank, as of September 30, 2015 and December 31, 2014 and for the three and nine month periods ended September 30, 2015 and September 30, 2014. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements, the accompanying footnotes and supplemental data included herein.
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
EXECUTIVE OVERVIEW
The Company is a bank holding company, which operates through one segment, community banking, and offers a broad range of financial services to businesses, institutions, and individuals in its market area of southeastern Louisiana, the Mississippi Gulf Coast, and the Florida panhandle. The Company generates most of its revenue from interest on loans and investments, service charges, state tax credits earned and CDE fees earned. The Company’s primary source of funding for its loans is deposits. The largest expenses are interest on these deposits and salaries and related employee benefits. The Company measures its performance through its net interest margin, return on average assets and return on average common equity, while maintaining appropriate regulatory leverage and risk-based capital ratios.
For the nine months ended September 30, 2015, the Company’s income available to common shareholders totaled $50.9 million, an increase of $12.0 million, or 31.0%, compared to the nine months ended September 30, 2014. Diluted earnings per share for the nine months ended September 30, 2015 were $2.64, an increase of $0.60, or 29.4%, compared to the nine months ended September 30, 2014. During the third quarter of 2015, the Company’s income available to common shareholders totaled $18.1 million, an increase of $4.1 million, or 29.4%, compared to the third quarter of 2014. Diluted earnings per share for the third quarter of 2015 were $0.94, an increase of $0.21, or 28.8%, compared to the third quarter of 2014.
During the Company's second and third quarter 2015 quarterly financial statement close process, errors were identified in its accounting for certain of its investments in tax credit entities that related to historical and current financial information which were corrected in the Company's consolidated financial statements as of June 30, 2015 and September 30, 2015 and for the three and six months then ended at June 30, 2015 and three and nine months then ended at September 30, 2015. The errors did not have a material impact to the consolidated financial statements for any prior periods as previously reported and were not material to the anticipated annual results for the year ending December 31, 2015. The impact of those errors are discussed in the applicable Financial Condition and Results of Operations sections of this document.
Key components of the Company’s performance during the first nine months of 2015 are summarized below.

•	Total assets at September 30, 2015 were $4.3 billion, an increase of $594.9 million, or 15.9%, from December 31, 2014.

•
Total loans at September 30, 2015 were $3.1 billion, an increase of $344.6 million, or 12.4%, from December 31, 2014. The increase in loans was primarily due to increases of $133.8 million, or 40.8%, in construction loans and $136.3 million, or 13.2%, in commercial loans from December 31, 2014.

•
Total deposits increased $496.1 million, or 15.9%, from December 31, 2014. The increase was due primarily to increases in NOW deposits of $214.4 million, or 45.0%, money market deposits of $119.7 million, or 11.3%, and noninterest-bearing demand deposits of $51.9 million, or 14.2%, from December 31, 2014.

•	Shareholders’ equity increased $50.2 million, or 11.5%, to $486.6 million from December 31, 2014. The increase was primarily attributable to the Company’s retained earnings over the period.

•
Interest income increased $3.4 million, or 8.7%, in the third quarter of 2015 compared to the third quarter of 2014. For the nine months ended September 30, 2015, interest income increased $8.6 million, or 7.8%, compared to the nine months ended September 30, 2014. The increases were driven primarily by higher volume on loans.

•
Interest expense increased $2.3 million, or 21.3%, in the third quarter of 2015 compared to the third quarter of 2014. For the nine months ended September 30, 2015, interest expense increased $5.3 million, or 16.5%, compared to the nine months ended September 30, 2014. The increases were primarily due to higher average balances of interest-bearing deposits and the issuance of $60.0 million in subordinated debentures during the first quarter of 2015 which bear interest at 5.75%. The Company’s cost of funds increased 3 basis points compared to the third quarter of 2014 and decreased 1 basis point compared to the nine month period of 2014.

•	The Company’s ratio of allowance for loan losses to total loans was 1.70%, compared to 1.53% at December 31, 2014 and 1.49% at September 30, 2014.

•
Net charge-offs for the third quarter of 2015 were $0.3 million, compared to net charge-offs of $0.1 million for the third quarter of 2014. Net charge-offs for the nine months ended September 30, 2015 were $0.9 million compared to $0.8 million for the same period of 2014.

•
Noninterest income for the third quarter of 2015 decreased $2.1 million, or 70.6%, compared to the third quarter of 2014 due primarily to decreases of $1.4 million in other noninterest income, gains on sale of loans, net of $0.5 million, gains on other assets sold of $0.2 million and state tax credits earned of $0.1 million. For the nine months ended September 30, 2015, noninterest income decreased $2.4 million, or 25.4%, compared to the nine months ended September 30, 2014, primarily due to decreases of $0.7 million in state tax credits earned, $0.5 million in Community Development Entity fees earned, $0.5 million in gains on sale of loans, net, $0.3 million in gains on sale of other assets, $0.2 million in investment security gains, and $0.7 million from other noninterest income, offset by an increase of $0.3 million in cash surrender value income on bank-owned life insurance.

•
Noninterest expense for the third quarter of 2015 increased $3.0 million, or 15.0%, compared to the third quarter of 2014. The increase in noninterest expense in the third quarter of 2015 compared to the third quarter of 2014 resulted primarily from increases in all components of noninterest expense. For the nine months ended September 30, 2015, noninterest expense increased $12.7 million, or 22.7%, compared to the nine months ended September 30, 2014, due to increases in all components of noninterest expense, primarily increases in salaries and employee benefits of $3.9 million, other noninterest expense of $3.7 million and impairment of investment in tax credit entities of $0.6 million.

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
In measuring the Company’s financial performance, in addition to financial measures that are prepared in accordance with GAAP, management utilizes non-GAAP performance measures that adjust noninterest income and expense to reflect the effect of the federal income taxes generated from the Company’s investment in tax credit entities to derive an adjusted income before income taxes non-GAAP measure and a performance measure that adjusts noninterest income and noninterest expense to reflect the effect of the noninterest income and noninterest expense generated from the Company's investment in tax credit entities to derive an adjusted efficiency ratio. The non-GAAP measures of adjusted income before income taxes and adjusted efficiency ratio are reconciled to the corresponding measures determined in accordance with GAAP on “Table 1-Reconciliations of Non-GAAP Financial Measures.” Management believes that these non-GAAP financial measures should facilitate an investor’s understanding and analysis of the Company’s underlying financial performance and trends, in addition to the corresponding financial information prepared and reported in accordance with GAAP.
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

TABLE 1-RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES

	For the Nine Months Ended
(In thousands, except per share data)	September 30, 2015	September 30, 2014
Income before income taxes:
Income before income taxes (GAAP)	$9,231	$23,532
Income adjustment before income taxes related to the impact of tax credit related activities (Non-GAAP)
Tax equivalent income associated with investment in federal tax credit programs(1)	69,650	37,071
Income before income taxes (Non-GAAP)	78,881	60,603
Income tax expense-adjusted (Non-GAAP)	(27,420)	(20,717)
Net income (GAAP)	$51,461	$39,886

Adjusted Efficiency Ratio:
Noninterest expense (GAAP)	$68,654	$55,952
Adjustments:
Impairment of investment in tax credit entities(2)	10,752	10,178
Other direct expenses(3)	2,043	1,940
Adjusted noninterest expense (Non-GAAP)	55,859	43,834
Net interest income (GAAP)	82,527	79,158
Noninterest income (GAAP)	6,958	9,326
Adjustments:
State tax credits earned	1,682	2,358
Community Development Entity fees earned	439	984
Adjusted noninterest income (Non-GAAP)	4,837	5,984
Adjusted total revenue (Non-GAAP)	$87,364	$85,142
Adjusted efficiency ratio (Non-GAAP)	63.94%	51.48%

(1)	Tax equivalent income associated with investment in federal tax credit programs represents the gross amount of tax benefit from federal tax credits.

(2)	Impairment of investment in tax credit entities represents impairment recorded during the current period, as evaluated by the Company at the end of each reporting period.

(3)	Other direct expenses represent fees and expenses incurred as a result of the Company's investment in federal tax credit programs.

	As of
	September 30, 2015	December 31, 2014
Tangible equity and asset calculations:
Total equity (GAAP)	$486,613	$436,374
Adjustments:
Preferred equity	37,935	42,406
Goodwill	6,000	4,808
Other intangibles	2,942	3,023
Tangible common equity	$439,736	$386,137

Total assets (GAAP)	$4,345,467	$3,750,617
Adjustments:
Goodwill	6,000	4,808
Other intangibles	2,942	3,023
Tangible assets	$4,336,525	$3,742,786

Total common shares	19,068	18,576
Book value per common share	$23.53	$21.21
Effect of adjustment	0.47	0.42
Tangible book value per common share	$23.06	$20.79
Total equity to assets	11.20%	11.63%
Effect of adjustment	1.06%	1.31%
Tangible common equity to tangible assets	10.14%	10.32%
FINANCIAL CONDITION
Assets increased $594.9 million, or 15.9%, to $4.3 billion as of September 30, 2015 compared to $3.8 billion as of December 31, 2014 as the Company continued to experience strong growth in the New Orleans market area. Net loans increased $333.9 million, or 12.2%, to $3.1 billion as of September 30, 2015, compared to $2.7 billion as of December 31, 2014. The Company’s investment securities portfolio totaled $357.0 million compared to $336.7 million as of December 31, 2014, an increase of 6.0%. Deposits increased $496.1 million, or 15.9%, to $3.6 billion as of September 30, 2015, compared to $3.1 billion as of December 31, 2014. Total shareholders’ equity increased $50.2 million, or 11.5%, to $486.6 million as of September 30, 2015, compared to $436.4 million as of December 31, 2014.
Loan Portfolio
The Company’s primary source of income is interest on loans to small and medium-sized businesses, real estate owners in its market area and its private banking clients. The loan portfolio consists primarily of commercial loans and real estate loans secured by commercial real estate properties located in the Company’s primary market area. The Company’s loan portfolio represents the highest yielding component of its earning asset base.

The following table sets forth the amount of loans, by category, as of the respective periods:
TABLE 2-TOTAL LOANS BY LOAN TYPE

	September 30, 2015		December 31, 2014
(In thousands)	Amount	Percent	Amount	Percent
Construction	$461,458	14.8%	$327,677	11.8%
Commercial real estate	1,313,174	42.1%	1,264,371	45.6%
Consumer real estate	156,498	5.0%	132,950	4.8%
Commercial and industrial	1,166,889	37.4%	1,030,629	37.2%
Consumer	20,835	0.7%	18,637	0.6%
Total loans	$3,118,854	100%	$2,774,264	100%
The Company’s primary focus has been on commercial real estate and commercial lending, which represented approximately 80% and 83% of the loan portfolio as of September 30, 2015 and December 31, 2014, respectively. Although management expects continued growth with respect to the loan portfolio, it does not expect any significant changes over the foreseeable future in the composition of the loan portfolio or in the emphasis on commercial real estate and commercial lending.
A significant portion, $421.2 million, or 32.1%, as of September 30, 2015, compared to $419.3 million, or 33.5%, as of December 31, 2014, of the commercial real estate exposure represented loans to commercial businesses secured by owner occupied real estate which, in effect, are commercial loans with the borrowers’ real estate providing a secondary source of repayment. The Company's construction portfolio increased $133.8 million, or 40.8%, compared to December 31, 2014. The increase in the construction portfolio has been due to the funding of construction loans related to hotels, residential real estate development, and federal tax credit related projects.
Commercial loans, which represent 37.4% of total loans in the portfolio, increased $136.3 million, or 13.2%, compared to December 31, 2014. The Company attributes its commercial loan growth to increases in all segments of the portfolio. The Company does have exposure to the oil and gas industry in its commercial loan portfolio. At September 30, 2015, the Company's direct oil and gas commercial loan portfolio was approximately $142.5 million, or 4.6% of its total loan portfolio, with an additional $5.7 million in outstanding loan commitments. Of this amount, the Company's exposure to exploration and production in its oil and gas portfolio was approximately $74.2 million with outstanding commitments of $3.0 million. The Company also had indirect oil and gas loan exposure in its portfolio of $93.8 million with outstanding commitments of $5.3 million. The Company is actively monitoring both its direct and indirect oil and gas related credits.
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

The following table sets forth information regarding nonperforming assets as of the dates indicated:
TABLE 3-NONPERFORMING ASSETS

(In thousands)	September 30, 2015	December 31, 2014
Nonaccrual loans:
Construction	$1,070	$792
Commercial real estate	11,276	12,146
Consumer real estate	2,978	1,919
Commercial and industrial	20,175	6,051
Consumer	154	320
Total nonaccrual loans	35,653	21,228
Restructured loans	3,293	1,571
Total nonperforming loans	38,946	22,799
Other assets owned(1)	290	290
Other real estate owned	4,575	5,549
Total nonperforming assets	$43,811	$28,638
Accruing loans past due 90+ days	$37	$28
Nonperforming loans to total loans	1.25%	0.82%
Nonperforming loans to total assets	0.90%	0.61%
Nonperforming assets to total assets	1.01%	0.76%
Nonperforming assets to loans, other real estate owned and other assets owned	1.40%	1.03%

(1)	Represents repossessed property other than real estate.
Approximately $1.1 million and $1.0 million of gross interest income would have been accrued if all loans on nonaccrual status had been current in accordance with their original terms at September 30, 2015 and December 31, 2014.
Total nonperforming assets increased $15.2 million, or 53.0%, as compared to December 31, 2014, and total nonperforming assets as a percentage of loans and other real estate owned increased by 37 basis points over the period. The increase resulted primarily from an increase in nonaccrual loans of $14.4 million primarily due to a commercial loan, which is adequately collateralized and secured by a highly liquid guarantor and restructured loans of $1.7 million, offset by decreases in other real estate owned of $1.0 million compared to December 31, 2014.
Potential problem loans are those loans that are not categorized as nonperforming loans, but where current information indicates that the borrower may not be able to comply with present loan repayment terms. These are generally referred to as its watch list loans. The Company monitors these loans closely and reviews their performance on a regular basis. At September 30, 2015, the Company had classified loans in its commercial loan portfolio of $15.0 million classified as doubtful, $94.0 million as substandard and $7.0 million as special mention. At December 31, 2014 the Company had classified loans in its commercial loan portfolio of $24.8 million classified as substandard. The increase in the Company's classified commercial loan portfolio compared to December 31, 2014 was due primarily to one exploration and production credit which was affected by the fluctuations in energy commodity prices and the level of production from its shallow-water well. The Company continues to monitor this credit as the borrower has experienced issues with distribution and production from its shallow-water well. The Company anticipates that production will resume in the fourth quarter of 2015. The Company will continue to monitor its exposure in its oil and gas portfolio as well as the changes in energy commodity prices and related risks throughout 2015.
The Company monitors past due status as an indicator of credit deterioration and potential problem loans. A loan is considered past due when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. To the extent that loans become past due, management assesses the potential for loss on such loans as it would with other problem loans and considers the effect of any potential loss in determining its provision for probable loan losses. Management also assesses alternatives to maximize collection of any past due loans, including, without limitation, restructuring loan terms, requiring additional loan guarantee(s) or collateral or other planned action. Additional information regarding past due loans as of September 30, 2015 is included in Note 5 to the Company’s financial statements included in this report.

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
The allowance for loan losses was $53.1 million, or 1.70%, of total loans, as of September 30, 2015, compared to $40.3 million, or 1.49% of total loans, as of September 30, 2014, an increase of 21 basis points over the period.
The following table provides an analysis of the allowance for loan losses and net charge-offs for the respective periods:
TABLE 4-SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

	For the Nine Months Ended September 30,
(In thousands)	2015	2014
Balance, beginning of period	$42,336	$32,143
Charge-offs:
Construction	12	18
Commercial real estate	783	441
Consumer real estate	55	47
Commercial and industrial	289	304
Consumer	53	96
Total charge-offs	1,192	906
Recoveries:
Construction	—	—
Commercial real estate	246	1
Consumer real estate	4	—
Commercial and industrial	67	46
Consumer	15	16
Total recoveries	332	63
Net charge-offs	860	843
Provision for loan loss	11,600	9,000
Balance, end of period	$53,076	$40,300
Net charge-offs to average loans	0.03%	0.03%
Allowance for loan losses to total loans	1.70%	1.49%
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
The allowance for loan losses is allocated to loan categories based on the relative risk characteristics, asset classifications, and actual loss experience of the loan portfolio. Note 5 to the consolidated financial statements provides further information on the Company’s allowance for loan losses.

Securities
The securities portfolio is used to provide a source of interest income, maintain a source of liquidity and serve as collateral for certain types of deposits and borrowings. The Company manages its investment portfolio according to a written investment policy approved by the Board of Directors. Investment balances in the securities portfolio are subject to change over time based on the Company’s funding needs and interest rate risk management objectives. Liquidity levels take into account anticipated future cash flows and all available sources of credit and are maintained at levels management believes are appropriate to assure future flexibility in meeting anticipated funding needs.
The securities portfolio consists primarily of U.S. government agency obligations, mortgage-backed securities, and municipal securities, although the Company also holds corporate bonds. All of the securities have varying contractual maturities. However, these maturities do not necessarily represent the expected life of the securities as the securities may be called or paid down with or without penalty prior to their stated maturities, and the targeted duration for the investment portfolios is in the three to four year range. No investment in any of these securities exceeds any applicable limitation imposed by law or regulation. The Asset Liability Committee reviews the investment portfolio on an ongoing basis to ensure that the investments conform to the Company’s investment policy. All securities, except for the other equity securities, as of September 30, 2015 were classified as Level 2 assets, as their fair value was estimated using pricing models or quoted prices of securities with similar characteristics. The other equity securities as of September 30, 2015 were classified as Level 1 assets, as their fair value was estimated using quoted prices in active markets for identical assets.
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
The Company’s investment securities portfolio totaled $357.0 million at September 30, 2015, an increase of $20.3 million, or 6.0%, from December 31, 2014. The increase was due primarily to $30.9 million in other debt securities purchased during the third quarter of 2015 to invest a portion of the Company's excess liquidity in higher yield, short duration investments and $9.5 million in securities from the Crestview bank transaction offset by $24.6 million in calls and prepayments of securities. As of September 30, 2015, investment securities having a carrying value of $277.9 million were pledged to secure public deposits, securities sold under agreements to repurchase and borrowings.
The following table presents a summary of the amortized cost and estimated fair value of the investment portfolio:
TABLE 5-CARRYING VALUE OF SECURITIES

	September 30, 2015			December 31, 2014
(In thousands)	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value
Available for sale:
U.S. government agency securities	$154,786	$(134)	$154,652	$161,461	$(3,934)	$157,527
U.S. Treasury securities	13,016	(130)	12,886	13,019	(409)	12,610
Municipal securities	12,130	89	12,219	12,175	71	12,246
Mortgage-backed securities	54,863	134	54,997	57,025	62	57,087
Corporate bonds	8,144	(155)	7,989	8,263	(86)	8,177
Other equity securities	22	—	22	—	—	—
Other debt securities	30,946	(9)	30,937	—	—	—
Total available for sale	$273,907	$(205)	$273,702	$251,943	$(4,296)	$247,647
Held to maturity:
Municipal securities	$38,989	$1,988	$40,977	$41,255	$2,120	$43,375
Mortgage-backed securities	44,330	(706)	43,624	47,821	(240)	47,581
Total held to maturity	$83,319	$1,282	$84,601	$89,076	$1,880	$90,956
As of September 30, 2015, all of the Company’s mortgage-backed securities were agency securities and the Company did not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, sub-prime, Alt-A, or second lien elements in the investment portfolio.
The funds generated as a result of sales and prepayments are used to fund loan growth and purchase other securities. The Company monitors market conditions to take advantage of market opportunities with the appropriate interest rate risk management objectives.
Note 4 to the consolidated financial statements included in this report provides further information on the Company’s investment securities.
Investments in Short-term Receivables
The Company invests in short-term trade receivables. These receivables are traded on an exchange and are covered by a repurchase agreement of the seller of the receivables, if not paid within a specified period of time. The Company invests in these receivables since they provide a higher short-term return for the Company. The Company had $182.9 million invested in short-term receivables at September 30, 2015, a decrease of $54.2 million, or 22.9%, compared to December 31, 2014.
Short-term Investments
Short-term investments result from excess funds that fluctuate daily depending on the funding needs of the Company and are currently invested overnight in interest-bearing deposit accounts at other financial institutions. The balance in interest-bearing deposits at other institutions increased $161.1 million, to $179.5 million at September 30, 2015, from $18.4 million at December 31, 2014. The primary cause of the increase at September 30, 2015 was the existence of cash that had not been reinvested from calls and proceeds from the sale of investment securities as well as proceeds from the issuance of the subordinated debentures which had not been invested at September 30, 2015. The Company’s cash activity is further discussed in the “Liquidity and Capital Resources” section below.
Investment in Real Estate Properties
The balance in investment in real estate properties totaled $51.7 million as of September 30, 2015, an increase of $39.0 million compared to December 31, 2014. The increase was due primarily to an error related to the consolidation of the Low-Income Housing investment VIE that owned Low-Income Housing units as identified in the second quarter of 2015. The increase represents the net value of the property of $37.2 million.
Investment in Tax Credit Entities
The Company’s investment in tax credit entities totaled $172.3 million as of September 30, 2015, an increase of $31.3 million, or 22.2%, compared to December 31, 2014. The increase was due primarily to the Company's increased investment of $32.2 million in all federal tax credit programs and $18.3 million, net from the errors identified in the second quarter of 2015, offset by impairment of $10.8 million and the return of a portion of its investment from a certain Federal Historic Rehabilitation tax credit project which the Company had an ownership interest of $2.1 million, and the change in the Federal NMTC loans of $7.0 million. During the second and third quarter of 2015, the Company identified errors in the accounting for certain of its investment in tax credit entities which the Company corrected in the consolidated financial statements as of June 30, 2015 and September 30, 2015. The errors consisted of the reversal of previously recorded amortization amounts recorded under the cost method of accounting offset by the net effect of equity accounting gains and losses and impairment charges. The investment in tax credit entities balance was also impacted by an error related to the consolidation of the Low-Income Housing investment VIE which decreased the investment in tax credit entities balance by $9.2 million and increased for the correction of an error in the presentation of $27.5 million in Qualified Low-Income Community Investment investments which were previously included in loans. The Company's Federal Historic Rehabilitation tax credit investment increased $27.2 million during the period.
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
The Company has received a total of $118.0 million in Federal NMTC allocations since 2011. The Company received allocations of $50.0 million in 2013, $40.0 million in 2012, and $28.0 million in 2011. The Company was notified during 2015 and 2014 by the Community Development Financial Institutions Fund (CDFI) of the U.S. Treasury that it did not receive an allocation of Federal NMTC in those allocation years. Notwithstanding, the lack of allocations during the last two Federal

NMTC award cycles has not hindered the Company's ability to utilize Federal tax credit programs and make investments in tax credit projects as the Company invested in Federal NMTC projects and utilized Federal NMTC allocations of other CDEs as was common practice for the Company when it began its tax credit investment program. The Company has made and will continue to make material investments in tax credit-motivated projects. The Company generates returns on tax credit-motivated projects through the receipt of federal and, if applicable, state tax credits and any applicable equity income or loss. The Company maintains a pipeline of tax credit eligible projects which it may invest in to generate federal tax credits. Table 14-Future Tax Credits provides information on tax credits the Company expects to generate in future years based on investments the Company has made.
Deferred Tax Asset
The Company had a net deferred tax asset of $127.6 million as of September 30, 2015 due to its tax net operating losses, carryforwards related to unused tax credits, and the non-deductibility of the loan loss provision for tax purposes. The Company assesses the recoverability of its deferred tax asset quarterly, and the current and projected level of taxable income provides for the ultimate realization of the carrying value of these deferred tax assets. Net deferred tax assets as of September 30, 2015 increased $44.2 million, or 52.9%, from December 31, 2014, primarily as a result of $46.8 million in estimated tax credits generated during the first nine months of 2015 and $1.0 million of other deferred tax asset items offset by tax credit basis adjustment of $1.5 million and current income tax expense of $2.1 million.
Deposits
Deposits are the Company’s primary source of funds to support earning assets. Total deposits were $3.6 billion at September 30, 2015, compared to $3.1 billion at December 31, 2014, an increase of $496.1 million, or 15.9%, as total interest-bearing deposits were up $444.2 million, or 16.1%. The increase in deposits was due to organic deposit growth of 14.1%, which occurred across all deposit categories, coupled with growth of 1.8% attributable to the assumption of deposit liabilities from the Crestview bank transaction during the first quarter of 2015. The growth in the Company's interest-bearing deposit products continues to be driven by the Company's tiered pricing strategy. The increase in noninterest-bearing demand deposits of $51.9 million, or 14.2%, was due primarily to the growth initiatives commencing during the fourth quarter of 2014 and the assumption of $22.8 million in deposits from the Crestview bank transaction.
The following table sets forth the composition of the Company’s deposits as of September 30, 2015 and December 31, 2014:
TABLE 6-DEPOSIT COMPOSITION BY PRODUCT

					Increase/(Decrease)
(In thousands)	September 30, 2015		December 31, 2014		Amount	Percent
Noninterest-bearing demand	$416,405	11.5%	$364,534	11.7%	$51,871	14.2%
NOW accounts	691,261	19.1%	476,825	15.3%	214,436	45.0%
Money market accounts	1,175,184	32.5%	1,055,505	33.8%	119,679	11.3%
Savings deposits	57,079	1.6%	49,634	1.6%	7,445	15.0%
Certificates of deposit	1,276,989	35.3%	1,174,352	37.6%	102,637	8.7%
Total deposits	$3,616,918	100.0%	$3,120,850	100.0%	$496,068	15.9%
Short-term Borrowings
Although deposits are the primary source of funds for lending, investment activities and general business purposes, as an alternative source of liquidity, the Company may obtain advances from the Federal Home Loan Bank of Dallas, sell investment securities subject to its obligation to repurchase them, purchase Federal funds, and engage in overnight borrowings from the Federal Home Loan Bank or its correspondent banks. The level of short-term borrowings can fluctuate on a daily basis depending on the funding needs and the source of funds to satisfy the needs. The Company had no short-term borrowings outstanding at September 30, 2015 or at December 31, 2014.
The Company also enters into repurchase agreements to facilitate customer transactions that are accounted for as secured borrowings. These transactions typically involve the receipt of deposits from customers that the Company collateralizes with its investment portfolio and had average rates of 1.41% for the nine months ended September 30, 2015.

The following table details the average and ending balances of repurchase transactions as of and for the nine months ended September 30, 2015 and 2014:
TABLE 7-REPURCHASE TRANSACTIONS

(In thousands)	2015	2014
Average balance	$116,278	$100,327
Ending balance	93,775	113,430

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
Shareholders’ Equity
Shareholders’ equity provides a source of permanent funding, allows for future growth, and provides the Company with a cushion to withstand unforeseen adverse developments. Shareholders’ equity increased $50.2 million, or 11.5%, from $436.4 million as of December 31, 2014, primarily as a result of the Company’s retained earnings over the period.
During June 2015, the holder of the Company's Series C preferred stock exchanged its remaining 364,983 shares for an equivalent number of common shares.
Regulatory Capital
As of September 30, 2015, the Company and First NBC Bank were in compliance with all regulatory requirements and First NBC Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action requirements.
The following table presents the actual capital amounts and regulatory capital ratios for the Company and First NBC Bank as of September 30, 2015:
TABLE 8-REGULATORY CAPITAL RATIOS

	“Well Capitalized” Minimums	September 30, 2015
(In thousands)		Actual	Amount
First NBC Bank Holding Company
Tier 1 leverage capital		9.53%	$395,680
Tier 1 risk-based capital		10.47%	395,680
Total risk-based capital		13.33%	503,785
Common equity tier 1 risk-based capital		10.47%	395,680
First NBC Bank
Tier 1 leverage capital	5.00%	10.23%	424,150
Tier 1 risk-based capital	8.00%	11.24%	424,150
Total risk-based capital	10.00%	12.51%	472,195
Common equity tier 1 risk-based capital	6.50%	11.24%	424,150
RESULTS OF OPERATIONS
Income available to common shareholders was $18.1 million and $14.0 million for the three months ended September 30, 2015 and 2014, respectively. Earnings per share on a diluted basis were $0.94 and $0.73 for the third quarters of 2015 and 2014, respectively. For the three months ended September 30, 2015, net interest income increased $1.0 million, or 3.7%, over the same period of 2014, as interest income increased $3.4 million, or 8.7%, and interest expense increased $2.3 million, or 21.3%.

The increase in interest income of $3.4 million, compared to the same period of 2014, was due primarily to an increase in average interest-earning assets of $489.8 million, which increased interest income due to volume of $4.4 million. Net interest income was also impacted by an increase in interest expense of $2.3 million during the third quarter of 2015 compared to the third quarter of 2014. The increase was attributable to an increase in average interest-bearing liabilities of $538.9 million, which increased interest expense due to volume of $2.1 million. Interest expense was also impacted by the subordinated debentures that were issued in February 2015 which bear interest at 5.75% and had a $0.9 million impact on interest expense.
Income available to common shareholders was $50.9 million and $38.8 million for the nine months ended September 30, 2015 and 2014, respectively. Earnings per share on a diluted basis were $2.64 and $2.04 for the nine months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015, net interest income increased $3.4 million, or 4.3%, over the same period of 2014, as interest income increased $8.6 million, or 7.8%, and interest expense increased $5.3 million, or 16.5%. The increase in interest income of $8.6 million, compared to the same period of 2014, was due primarily to an increase in average interest-earning assets of $483.5 million, which increased interest income due to volume of $15.0 million. Net interest income was also impacted by an increase in interest expense of $5.3 million during the nine months ended September 30, 2015 compared to the same period of 2014. The increase was attributable to an increase in average interest-bearing liabilities of $466.2 million, which increased interest expense volume to $5.3 million. Interest expense was also impacted by the subordinated debentures that were issued in February 2015 which bear interest at 5.75% and had a $2.1 million impact on interest expense.
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
The Company’s net interest spread, which is the difference between the average yield earned on average earning assets and the average rates paid on average interest-bearing liabilities, was 2.87% and 3.16% during the three months ended September 30, 2015 and 2014, respectively, a decrease of 29 basis points. The Company’s net interest margin was 3.04% for the third quarter of 2015, compared to 3.37% for the third quarter of 2014, a decrease of 33 basis points. On a year-to-date basis, the Company’s net interest spread of 2.83% was 30 basis points lower than the 3.13% earned during the first nine months of 2014. The Company’s year-to-date net interest margin of 3.02% was 32 basis points lower than the 3.34% earned during the first nine months of 2014.
Net interest income increased $1.0 million to $28.8 million, or 3.7%, for the three months ended September 30, 2015, from $27.8 million for the same period in 2014. The primary driver of the increase in net interest income was an increase of $3.4 million, or 8.7%, increase in interest income over the same periods of 2014, which was offset by an increase of $2.3 million, or 21.3%, in interest expense during the third quarter of 2015. The increase in interest income was due primarily to the significant growth in average interest-earning assets during the third quarter of 2015 to $3.8 billion from $3.3 billion during the third quarter of 2014, which was offset by a decrease in the earning asset yield of 26 basis points to 4.44% from 4.70% over the same period in 2014.
Net interest income increased to $82.5 million, or 4.3%, for the nine months ended September 30, 2015, from $79.2 million for the same period in 2014. The primary driver of the increase in net interest income was a $8.6 million, or 7.8%, increase in interest income during the first nine month period of 2015, as compared to the same period in 2014, which was partially offset by a $5.3 million, or 16.5%, increase in interest expense over the same periods. The increase in interest income was due primarily to the significant growth in average interest-earning assets for the nine months ended September 30, 2015 to $3.6 billion from $3.2 billion during the same period of 2014, which was offset by a decrease in the earning asset yield of 31 basis points to 4.38% from 4.69% over the same period in 2014.
The decrease in the earning asset yield for the nine month period ended September 30, 2015 was due primarily to a 5 basis points impact from the excess liquidity from the net proceeds from the subordinated debt issuance substantially contributed to the increase in the average short-term investments balance by $113.8 million compared to the same period of the prior year. The excess liquidity from the subordinated debt issuance will continue to be a drag on the Company's net interest margin until the funds are fully deployed. The Company invested some of the excess liquidity in higher yield accounts which increased the yield 6 basis points compared to the same period of 2014. The Company issued the debentures during the first quarter of 2015 due to the favorable rate environment and as a good source of capital to continue its growth. Also impacting the earning asset yield was a decrease of 30 basis points in the loan yield compared to the same nine month period of 2014. This was due primarily to the loan portfolio mix of fixed and variable rate loans compared to the prior year which was more heavily weighted to fixed rate loans which had higher rates. The Company entered into four additional Prime rate swaps with a notional amount of $75.0 million during the first quarter of 2015, and the Company has a total notional value on all its Prime cash flow hedges of $325.0 million. The Company entered into the additional Prime hedges to continue to mitigate the fixed and variable rate loan shift in its portfolio to a more evenly balanced portfolio. The Company during the third quarter of 2015 terminated two of its interest rate swaps which it had entered into in 2013 with a total notional amount of $70.0 million. The termination of these cash flow hedges resulted in a gain which will be accretive to the Company over a multi-year period consistent with the original maturity dates of the hedges which will terminate in September 2019. In the second quarter of 2015, the Company started to experience a shift in its customer behavior to more fixed rate loans. The Company anticipates with this shift in behavior and the additional Prime hedges that these will have a positive impact on its loan yield in future periods. The increase in interest expense was due primarily to an increase in average interest-bearing deposits for the nine months period ended September 30, 2015 to $3.0 billion, as compared to $2.6 billion for the same period in 2014, while the Company's cost of deposits decreased 10 basis points. The decrease in the cost of deposits was due to the Company's tiered pricing strategy on all of its deposit products (including certificates of deposit). The Company's cost of funds decreased 1 basis points compared to the same period in 2014. The increase in the cost of funds was due primarily to a 8 basis point increase in the cost of borrowings due to the issuance of the subordinated debentures in February 2015.
The trends discussed above for the nine month periods ended September 30, 2015 and 2014 were the same trends for the third quarter of 2015 compared to the third quarter of 2014.

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
TABLE 9-AVERAGE BALANCES, NET INTEREST INCOME AND INTEREST YIELDS/RATE

	For the Three Months Ended September 30,
	2015			2014
(In thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets:
Interest-earning assets:
Short-term investments	$187,282	$130	0.28%	$12,804	$6	0.20%
Investment in short-term receivables	223,728	1,434	2.54%	233,044	1,675	2.85%
Investment securities	337,805	2,193	2.58%	367,135	2,323	2.51%
Loans (including fee income)	3,007,096	38,270	5.05%	2,653,083	34,664	5.18%
Total interest-earning assets	3,755,911	42,027	4.44%	3,266,066	38,668	4.70%
Less: Allowance for loan losses	(51,189)			(38,449)
Noninterest-earning assets	556,821			366,252
Total assets	$4,261,543			$3,593,869
Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Savings deposits	$54,512	$88	0.64%	$51,360	$98	0.75%
Money market accounts	1,143,464	3,498	1.21%	909,405	3,097	1.35%
NOW accounts	669,915	1,819	1.08%	485,143	1,430	1.17%
Certificates of deposit	1,040,785	4,795	1.83%	979,988	4,474	1.81%
CDARS®	227,315	1,276	2.23%	211,028	1,169	2.20%
Total interest-bearing deposits	3,135,991	11,476	1.45%	2,636,924	10,268	1.54%
Fed funds purchased and repurchase agreements	108,205	380	1.40%	110,594	396	1.42%
Borrowings	103,392	1,372	5.26%	61,143	244	1.58%
Total interest-bearing liabilities	3,347,588	13,228	1.57%	2,808,661	10,908	1.54%
Noninterest-bearing liabilities:
Non-interest-bearing deposits	396,486			331,170
Other liabilities	39,862			39,282
Total liabilities	3,783,936			3,179,113
Shareholders’ equity	477,607			414,756
Total liabilities and equity	$4,261,543			$3,593,869
Net interest income		$28,799			$27,760
Net interest spread(1)			2.87%			3.16%
Net interest margin(2)			3.04%			3.37%

	For the Nine Months Ended September 30,
	2015			2014
(dollars in thousands)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate
Assets:
Interest-earning assets:
Short term investments	$145,835	$288	0.26%	$32,056	$48	0.20%
Investment in short-term receivables	229,037	4,638	2.71%	227,924	4,761	2.79%
Investment securities	340,632	6,512	2.56%	370,000	7,053	2.55%
Loans (including fee income)	2,933,935	108,203	4.93%	2,535,956	99,160	5.23%
Total interest-earning assets	3,649,439	119,641	4.38%	3,165,936	111,022	4.69%
Less: Allowance for loan losses	(46,869)			(35,544)
Noninterest-earning assets	498,778			364,238
Total assets	$4,101,348			$3,494,630
Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Savings deposits	$54,452	$257	0.63%	$53,091	$316	0.80%
Money market deposits	1,117,171	10,120	1.21%	809,025	8,320	1.37%
NOW accounts	589,705	4,585	1.04%	505,247	4,320	1.14%
Certificates of deposit	1,006,763	13,689	1.82%	1,009,622	13,727	1.82%
CDARS®	222,941	3,731	2.24%	197,553	3,238	2.19%
Total interest-bearing deposits	2,991,032	32,382	1.45%	2,574,538	29,921	1.55%
Fed funds purchased and repurchase agreements	116,278	1,224	1.41%	100,776	1,113	1.48%
Borrowings	92,550	3,508	5.07%	58,345	830	1.90%
Total interest-bearing liabilities	3,199,860	37,114	1.55%	2,733,659	31,864	1.56%
Noninterest-bearing liabilities:
Non-interest-bearing deposits	402,751			321,647
Other liabilities	39,696			37,495
Total liabilities	3,642,307			3,092,801
Shareholders’ equity	459,041			401,829
Total liabilities and equity	$4,101,348			$3,494,630
Net interest income		$82,527			$79,158
Net interest spread(1)			2.83%			3.13%
Net interest margin(2)			3.02%			3.34%

(1)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

(2)	Net interest margin is net interest income divided by average interest-earning assets.

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
TABLE 10-SUMMARY OF CHANGES IN NET INTEREST INCOME

	For the Three Months Ended September 30,
	2015/2014 Change Attributable To
(In thousands)	Volume	Rate	Total
Interest-earning assets:
Short-term investments	$95	$29	$124
Investment in short-term receivables	(62)	(179)	(241)
Investment securities	(187)	57	(130)
Loans (including fee income)	4,603	(997)	3,606
Total increase (decrease) in interest income	$4,449	$(1,090)	$3,359
Interest-bearing liabilities:
Savings deposits	$5	$(15)	$(10)
Money market accounts	768	(367)	401
NOW accounts	535	(146)	389
Certificates of deposit	369	59	428
Borrowed funds	407	705	1,112
Total increase (decrease) in interest expense	2,084	236	2,320
Increase (decrease) in net interest income	$2,365	$(1,326)	$1,039

	For the Nine Months Ended September 30,
	2015/2014 Change Attributable To
(dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Short-term investments	$184	$56	$240
Investment in short-term receivables	22	(145)	(123)
Investment securities	(560)	19	(541)
Loans (including fee income)	15,321	(6,278)	9,043
Total increase (decrease) in interest income	$14,967	$(6,348)	$8,619
Interest-bearing liabilities:
Savings deposits	$7	$(66)	$(59)
Money market deposits	3,044	(1,244)	1,800
NOW accounts	695	(430)	265
Certificates of deposit	379	76	455
Borrowed funds	1,165	1,624	2,789
Total increase (decrease) in interest expense	5,290	(40)	5,250
Increase (decrease) in net interest income	$9,677	$(6,308)	$3,369
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
For the three months ended September 30, 2015, the provision for loan losses was $3.0 million, which was unchanged from the same period in 2014. For the nine months ended September 30, 2015, the provision for loan losses was $11.6 million, a 28.9% increase from the same period in 2014. The Company increased its provision for loan losses by $2.6 million during the second quarter of 2015 due primarily to an increase in the qualitative risk associated with its oil and gas portfolio due in part to the fact that oil and gas prices continued to remain depressed for an extended period of time. As of September 30, 2015, the ratio of allowance for loan losses to total loans was 1.70%, compared to 1.53% at December 31, 2014 and 1.49% at September 30, 2014.
Noninterest Income
For the three months ended September 30, 2015, noninterest income was $0.9 million compared to $3.0 million for the same period in 2014, a decrease of $2.1 million, or 70.6%. The decrease was driven by decreases of $1.4 million related to other noninterest income, $0.5 million in gain on sale of loans, net, and $0.2 million in gain (loss) on assets sold, net. For the first nine months of 2015, noninterest income decreased $2.4 million, or 25.4%, for the same period in 2014. The decrease in noninterest income compared to the first nine months of 2014 was due primarily to decreases of $0.7 million in state tax credits earned, $0.7 million in other noninterest income, $0.5 million in Community Development Entity fees earned, $0.5 million on gain on sale of loans, net, $0.3 million in gain (loss) on assets sold, net and $0.2 million in investment securities gain (loss), net, offset by an increase of $0.3 million in cash surrender value income of bank-owned life insurance.
The following table presents the components of noninterest income for the respective periods:
TABLE 11-NONINTEREST INCOME

	For the Three Months Ended			For the Nine Months Ended
	September 30,		Percent Increase (Decrease)	September 30,		Percent Increase (Decrease)
(In thousands)	2015	2014		2015	2014
Service charges on deposit accounts	$596	$548	8.8%	$1,740	$1,605	8.4%
Investment securities gain (loss), net	—	79	(100.0)	(50)	135	NM
Gain (loss) on assets sold, net	(273)	(76)	NM	(262)	63	NM
Gain on sale of loans, net	31	579	(94.6)	147	649	(77.3)
Cash surrender value income on bank-owned life insurance	349	352	(0.9)	1,054	748	40.9
State tax credits earned	495	597	(17.1)	1,682	2,358	(28.7)
Community Development Entity fees earned	183	109	67.9	439	984	(55.4)
ATM fee income	529	490	8.0	1,553	1,468	5.8
Other	(1,019)	356	NM	655	1,316	NM
Total noninterest income	$891	$3,034	(70.6)%	$6,958	$9,326	(25.4)%
Service charges on deposit accounts. The Company earns fees from its customers for deposit-related services and these fees comprise a significant and predictable component of the Company’s noninterest income. The increase for the three month and nine month period of 2015 compared to 2014 was due primarily to an increase in NSF charges.
Investment securities gain (loss). The Company experienced a decrease in investment securities gain (loss) during the third quarter of 2015 and for the year-to-date period when compared to the same periods of 2014. From time to time, the Company sells investments and the proceeds are used to fund loan demand, manage its asset liability sensitivity or for other business purposes.
Gain on sale of loans. The Company has historically been an active participant in Small Business Administration and USDA loan programs as a preferred lender and typically sells the guaranteed portion of the loans it originates. The Company believes these government guaranteed loan programs are an important part of its service to the businesses in its communities and expects to continue expanding its efforts and income related to these programs. The decrease in gain on sale of loans, net for the three and nine month periods of 2015 compared to 2014 is due primarily to $0.5 million of SBA/USDA loans which the Company sold the guaranteed portion of the loans in the prior year.
Cash surrender value income on bank-owned life insurance. The income earned from bank-owned life insurance was flat in the third quarter of 2015 when compared to the third quarter of 2014. For the nine months ended September 30, 2015, the balance increased $0.3 million compared to the same period in 2014. The increase compared to the prior year nine month period was due to the timing of an additional $20.0 million investment made during the second quarter of 2014.
State tax credits earned. As part of the Company’s investment in projects that generate federal income tax credits, the Company may receive state tax credits along with federal credits. Although the Company cannot utilize most state tax credits to offset its own tax liability, the Company earns income from the state tax credits. The balance decreased $0.1 million for the third quarter of 2015, compared to the third quarter of 2014 due primarily to the Company receiving less state credits in the current year compared to the prior year. For the nine months ended September 30, 2015, the Company experienced a decrease of $0.7 million in state tax credits earned compared to the same period in 2014, due to the syndication fees in income from state tax credits generated in the prior year from the $23.9 million in qualified equity investment authority that the Company was awarded under the State of Louisiana New Markets Jobs Act in 2013.
Community Development Entity fees earned. The Company earns management fees through its subsidiary, First NBC Community Development Fund, LLC, related to the Fund’s Federal NMTC investments. The Company’s results were impacted on a quarterly basis by seasonal factors related to its participation in federal and state tax credit programs. The Company’s fee income reflects this timing as it earns fees as each project closes; the fee is a percentage of the award. The Company recognizes the fees related to the tax credit projects when they are earned. For the third quarter of 2015, the management fees recognized were $0.2 million compared to $0.1 million for the same period of 2014. For the nine months ended September 30, 2015, the management fees decreased $0.5 million compared to the same period of 2014. The decrease was due to the timing of several projects which closed during the first quarter of 2014. The Company receives CDE fees on an annual basis for projects which are still within the compliance period.
ATM fee income. This category includes income generated by automated teller machines, or ATMs. The income earned from ATMs decreased for the three and nine month periods ended September 30, 2015, compared to the same periods in 2014 due primarily to increased transaction volume.
Other. This category includes a variety of other income producing activities, including income generated from trust services, credit cards and wire transfers. The Company experienced a decrease of $1.4 million for the third quarter of 2015 compared to the third quarter of 2014 due primarily due to decreases from the net loss from the sale of portion of the Company's ownership interest in a certain Federal Historic Rehabilitation tax credit project of $0.8 million and $0.9 million from the realized loss from a SBIC investment offset by an increase of $0.4 million in rental income from its real estate subsidiary . The decrease of $0.7 million for the nine months ended of 2015 compared to the nine months ended of 2014 was due primarily to the decreases mentioned above offset by an increase of $1.2 million in rental income from its real estate subsidiary.
Noninterest Expense
Noninterest expense consists primarily of salary and employee benefits, occupancy and other expenses related to the Company’s operation and expansion. Noninterest expense increased by $3.0 million, or 15.0%, in the third quarter of 2015, compared to the same period in 2014. For the nine months ended September 30, 2015, noninterest expense increased $12.7 million, or 22.7%, compared to the nine months ended September 30, 2014.
The following table presents the components of noninterest expense for the respective periods:
TABLE 12-NONINTEREST EXPENSE

	Three Months Ended			Nine Months Ended
	September 30,		Percent Increase (Decrease)	September 30,		Percent Increase (Decrease)
(In thousands)	2015	2014		2015	2014
Salaries and employee benefits	$7,122	$6,456	10.3%	$21,718	$17,795	22.0%
Occupancy and equipment expenses	3,377	2,737	23.4	9,314	8,005	16.4
Professional fees	2,002	1,628	23.0	5,844	5,038	16.0
Taxes, licenses and FDIC assessments	1,536	1,240	23.9	4,468	3,782	18.1
Impairment of investment in tax credit entities	3,253	3,974	(18.1)	10,752	10,178	5.6
Write-down of foreclosed assets	29	1	NM	129	187	(31.0)
Data processing	1,554	1,207	28.7	4,557	3,446	32.2
Advertising and marketing	727	685	6.1	2,418	1,819	32.9
Other	3,451	2,119	62.9	9,454	5,702	65.8
Total noninterest expense	$23,051	$20,047	15.0%	$68,654	$55,952	22.7%
Salaries and employee benefits. These expenses increased $0.7 million, or 10.3%, during the third quarter of 2015 compared to the same period of 2014. For the nine months ended September 30, 2015, these expenses increased $3.9 million, or 22.0%, compared to the same period in 2014. The increase for the third quarter of 2015 compared to the same period of 2014 is primarily due to increases in bonus accrual and health insurance, offset by a decrease in salary expense due to the deferred salary expenses associated with the growth in new loan originations compared to third quarter of 2014. The increase in salaries and employee benefits for the nine months ended September 30, 2015 compared to the same period of 2014 was due primarily to increases in salary expense of $1.3 million, bonus accrual of $1.6 million, and health insurance of $0.3 million. The Company had 525 full-time equivalent employees at September 30, 2015, compared to 487 employees as of September 30, 2014, an increase of 38 full-time equivalent employees, or 7.8%. The increase in headcount was due to the Crestview acquisition and the continued growth of the Company.
Occupancy and equipment expenses. Occupancy and equipment expenses, consisting primarily of rent and depreciation, increased $0.6 million, or 23.4%, between the third quarter of 2015 and 2014. For the nine months ended September 30, 2015, occupancy and equipment expenses increased $1.3 million, or 16.4%, compared to the same period in 2014. The level of the Company’s occupancy expenses is related to the number of branch offices that it maintains, which increased during 2015 with the acquisition of three branches in the Crestview acquisition, and management expects that these expenses will increase as the Company continues to implement its strategic growth plan.
Professional fees. Professional fees increased $0.4 million, or 23.0%, between the third quarter of 2015 and 2014. For the nine months ended September 30, 2015, professional fees increased $0.8 million, or 16.0%, compared to $5.0 million for the same period of 2014. The increase for the three month and nine month periods of 2015 compared to 2014 was due primarily to an increase in external audit fees of $0.4 million and $0.2 million, respectively.
Taxes, licenses and FDIC assessments. The expenses related to taxes, licenses and FDIC insurance premiums and assessments for the third quarter of 2015 increased 23.9% from the same period of 2014. For the nine months ended September 30, 2015, these expenses increased $0.7 million, or 18.1%, from the same period in 2014. The increase over the comparable three month and nine month periods was primarily attributable to increases in the FDIC assessment due to the strong growth in the Company’s deposits, the acquisition of deposit liabilities in the Crestview acquisition during the first quarter of 2015, and increases in the bank shares tax expense.
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
The following table presents the impairment of investment in tax credit entities by type of credit for the respective periods:
TABLE 13-TAX CREDIT INVESTMENT IMPAIRMENT BY CREDIT TYPE

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Low-Income Housing	$606	$541	$367	$1,624
Federal and State Historic Rehabilitation	1,533	461	2,592	1,222
Federal NMTC	1,114	2,972	7,793	7,332
Total impairment of investment in tax credit entities	$3,253	$3,974	$10,752	$10,178
During the second quarter of 2015, the Company began accounting for its investment in tax credit entities utilizing the equity method of accounting and evaluating its investments for impairment. The increase in the balances for the three month and nine month periods of 2015 compared to the three and nine month periods of 2014 reflect this change to the equity method from the cost method whereby the Company previously had amortized the cost of its investment over the compliance period.
Data processing. Data processing expenses increased $0.3 million for the third quarter of 2015 compared to the same period of 2014. For the nine months ended September 30, 2015, these expenses increased $1.1 million, or 32.2%, from the same period in 2014. The increase was a result of increased transaction volume due to the Company's organic growth and conversion cost recorded during 2015 related to the Crestview acquisition.
Advertising and marketing. Advertising and marketing expenses were flat over the three month periods ended September 30, 2015 and 2014. The balance increased $0.6 million, or 32.9%, for the nine months ended September 30, 2015 compared to the same period in 2014. The increase was due primarily to increases in sponsorships in the markets it operates of $0.2 million and contributions of $0.2 million.

Other. These expenses include costs related to insurance, customer service, communications, supplies and other operations. The Company experienced an increase for the three and nine month periods of 2015 compared to the three and nine month periods of 2014 due to the errors identified in the second quarter of 2015 related to a single Low-Income Housing investment which the Company determined it was the primary beneficiary and the activity of the entity required consolidation in the Company's financial results of $2.0 million and increased due to the rental expenses of $1.1 million related to its real estate subsidiary.
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
The Company recognized an income tax benefit for the quarterly period ended September 30, 2015 of $14.6 million, compared to $6.6 million for the same quarterly period in 2014. The Company's income tax benefit was offset by $0.4 million of Federal NMTC basis reduction for the quarterly periods ended September 30, 2015 and 2014, and $0.1 million and $1.0 million in Federal Historic Rehabilitation basis reduction for the quarterly period ended September 30, 2015 and 2014, respectively. The Company recognized an income tax benefit for the year-to-date period ended September 30, 2015 of $42.2 million, compared to $16.4 million for the same period of 2014. The income tax benefit for the year-to-date periods ended September 30, 2015 and 2014 were offset by Federal NMTC basis reduction of $1.1 million. The year-to-date income tax benefit for the nine months ended September 30, 2015 and 2014 was also offset by Federal Historic Rehabilitation basis reduction of $0.4 million and $1.7 million, respectively. The increase in income tax benefit for the periods presented was due primarily to the increase in Federal Historic Rehabilitation tax credit investment activity in 2015 compared to 2014. The Company's investment in Federal Historic Rehabilitation tax credit entities increased $21.2 million as of September 30, 2015 compared to the same period of 2014.
The Company expects to experience an effective tax rate below the statutory rate of 35% due primarily to the receipt of Federal New Markets, Low-Income Housing and Federal Historic Rehabilitation tax credits.
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
TABLE 14-FUTURE TAX CREDITS

(In thousands)	Federal New Markets	Low-Income Housing	Federal Historic Rehabilitation(1)
2015	$16,349	$4,015	$41,602
2016	15,872	4,968	49,762
2017	13,852	5,443	1,211
2018	7,902	5,443	145
2019	3,899	5,443	—
2020 and thereafter	1,500	16,796	—
Total	$59,374	$42,108	$92,720
(1) The Federal Historic Rehabilitation balance in future periods includes $50.0 million in 2016 and $1.2 million in 2017 of tax credits the Company expects to generate from projects which an investment has been made as of September 30, 2015.
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
Investing activities are funded primarily by net deposit inflows, principal repayments on loans and securities, and borrowed funds. Gross loans increased to $3.1 billion as of September 30, 2015, from $2.8 billion as of December 31, 2014. At September 30, 2015, First NBC Bank had total commitments to make loans of approximately $853.3 million which include un-advanced lines of credit and loans of approximately $754.6 million. The Company anticipates that First NBC Bank will have sufficient funds available to meet its current loan originations and other commitments.
At September 30, 2015, total deposits were approximately $3.6 billion, of which approximately $935.1 million were in certificates of deposits of $100,000 or more. Certificates of deposits scheduled to mature in one year or less as of September 30, 2015 totaled approximately $638.4 million while certificates of deposits of $100,000 or more with a maturity of one year or less totaled approximately $472.0 million.
In general, the Company monitors and manages liquidity on a regular basis by maintaining appropriate levels of liquid assets so that funds are available when needed. Excess liquidity is invested in overnight federal funds sold and other short-term investments. As a member of the Federal Home Loan Bank of Dallas, First NBC Bank had access to approximately $327.1 million of available lines of credit secured by a blanket lien of its real estate loans as of September 30, 2015. In addition, First NBC Bank maintained $85.0 million in lines of credit with its correspondent banks to support its liquidity.
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

The Company’s interest sensitivity profile was somewhat asset sensitive as of September 30, 2015, though its base net interest income would increase in the case of either an interest rate increase or decrease. Hedging instruments utilized by First NBC Bank, which consist primarily of interest rate swaps and options, protect the bank in a rising interest rate environment by providing long term funding costs at a fixed interest rate to allow the bank to continue to fund its projected loan growth. In addition, the bank utilizes interest rate floors in loan pricing to manage interest rate risk in a declining rate environment.
The following table sets forth the net interest income simulation analysis as of September 30, 2015:
TABLE 15-CHANGE IN NET INTEREST INCOME FROM INTEREST RATE CHANGES

Interest Rate Scenario	% Change in Net Interest Income
+300 basis points	6.3%
+200 basis points	6.2%
+100 basis points	2.9%
Base	—
The Company also manages exposure to interest rates by structuring its balance sheet in the ordinary course of business. An important measure of interest rate risk is the relationship of the repricing period of earning assets and interest-bearing liabilities. The more closely the repricing periods are correlated, the less interest rate risk it has. From time to time, the Company may use instruments such as leveraged derivatives, structured notes, interest rate swaps, caps, floors, financial options, financial futures contracts or forward delivery contracts to reduce interest rate risk. As of September 30, 2015, the Company had hedging instruments in the notional amount of $315.0 million with a fair value liability of $22.1 million and a fair value asset of $1.6 million.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Since December 31, 2014, there has been no material change in the quantitative or qualitative aspect of the Company’s market risk profile. Quantitative and qualitative disclosures about market risk are presented at December 31, 2014 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Additional information at September 30, 2015 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 4. Controls and Procedures
An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2015 was carried out under the supervision, and with the participation of, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”).
Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Disclosure controls include review of internal controls that are designed to provide reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and transactions are properly recorded and reported. There have not been any changes in the Company’s internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

First NBC Bank Holding Company

Date: November 9, 2015	By:	/s/ Ashton J. Ryan, Jr.
Ashton J. Ryan, Jr.
President and Chief Executive Officer

Date: November 9, 2015	By:	/s/ Mary Beth Verdigets
Mary Beth Verdigets
Executive Vice President and Chief Financial Officer