Form 10-K
period 2015-12-31
First NBC Bank Holding Co
filed 2016-08-25
CIK 1496631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Yes ☐    No ☒
Indicate by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days.    Yes ☐    No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of June 30, 2015, was approximately $561,988,908.
As of August 15, 2016, the registrant had 19,231,427 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

FIRST NBC BANK HOLDING COMPANY
2015 ANNUAL REPORT ON FORM 10-K

Part I.
Unless the context otherwise requires, the words “we,” “our,” and “us” refer to First NBC Bank Holding Company and its consolidated subsidiaries.
Explanatory Note
As reported in our Current Report on Form 8-K, filed April 8, 2016, we analyzed the amount and timing of our recognition of impairment losses with respect to our investment in Federal and State Historic Rehabilitation Tax Credit entities. As a result of this analysis, the audit committee of our board of directors determined that the calculation of impairment for these investments was incorrect and therefore prior periods should be restated to prior periods and, accordingly, that our annual financial statements for the years ended December 31, 2014 and prior and for the quarterly periods within such years, and for the quarters ended March 31, 2015, June 30, 2015 and September 30, 2015 could not be relied upon. We have included the restated financial statements for each of such years and quarterly periods, showing adjustments, in Notes 2 and 33 to the financial statements included in this Annual Report on Form 10-K. All information provided herein is as of December 31, 2015, except where noted otherwise.
Item 1.    Business
General
We are a bank holding company, headquartered in New Orleans, Louisiana, which offers a broad range of financial services through our wholly-owned banking subsidiary, First NBC Bank, a Louisiana state non-member bank. Our primary market is the New Orleans metropolitan area and the Florida panhandle. We serve our customers from our main office located in the Central Business District of New Orleans, 38 full service branch offices located throughout our market and a loan production office in Gulfport, Mississippi. We believe that our market exhibits attractive demographic attributes and presents favorable competitive dynamics, thereby offering long-term opportunities for growth. Our strategic focus is on building a franchise with meaningful market share and strong revenues complemented by operational efficiencies that we believe will produce attractive risk-adjusted returns for our shareholders. As of December 31, 2015, on a consolidated basis, we had total assets of $4.7 billion, net loans of $3.4 billion, total deposits of $3.8 billion, and shareholders’ equity of $380.7 million.
We were the largest bank holding company by assets headquartered in New Orleans as of December 31, 2015. We are led by a team of experienced bankers, all of whom have substantial banking or related experience and relationships in the greater New Orleans market. We believe that recent changes and disruption within our primary market caused by significant acquisitions of local financial institutions and the operating difficulties faced by many local competitors have created an underserved base of small and middle-market businesses and high net worth individuals that are interested in banking with a company headquartered in, and with decision-making authority based in, the New Orleans market. We believe our management’s long-standing presence in the area gives us insight into the local market and the ability to tailor our products and services, particularly the structure of our loans, to the needs of our targeted customers. We seek to develop comprehensive, long-term banking relationships by cross-selling loans and core deposits, offering a diverse array of products and services and delivering high quality customer service. In addition to the reputation and local connections of our management, we believe that our strong capital position gives us an instant advantage over our competitors.
Competition
We compete with a wide range of financial institutions in our market, including local, regional and national commercial banks, thrifts and credit unions, and our primary competitors are the larger regional and national banks. Consolidation activity involving out-of-state financial institutions has altered the competitive landscape in our market within recent years. As of June 30, 2005, approximately 70% of the deposits in the New Orleans market were held in banks that were based in this market. Based on deposit data as of June 30, 2015, that number had decreased to less than 30%, due in large part to the acquisition of several large, locally-based financial institutions by large out-of-state banks, two of which held in the aggregate more than 50% of the in-market deposits at the time of their respective acquisitions. Although competition within our market area is strong, we believe that the customer disruption associated with these acquisitions, as well as the loss of in-market decision-making and relationship-based banking, will continue to provide us with additional growth opportunities as the largest independent depository institution headquartered in the New Orleans market.
We also compete with mortgage companies, investment banking firms, brokerage houses, mutual fund managers, investment advisors, and other “non-bank” companies for certain of our products and services. Some of our competitors are not subject to the degree of supervision and regulatory restrictions that we are.

Employees
As of December 31, 2015, we had approximately 565 full-time equivalent employees. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We believe that our relations with our employees are good.
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
During 2015, we completed two acquisitions. On January 16, 2015, we purchased certain assets and assumed certain liabilities from the Federal Deposit Insurance Corporation, or FDIC, as receiver for First National Bank of Crestview, a full service commercial bank headquartered in Crestview, Florida, which was closed and placed into receivership. In the transaction, we agreed to assume all of the deposit liabilities of $72.3 million, and acquire approximately $62.3 million of assets, of the failed bank. The acquired assets included the failed bank’s performing loans, substantially all of its investment securities portfolio and its three banking facilities, with the FDIC retaining the remaining assets. The transaction did not include a loss-share agreement with the FDIC. The acquisition enabled us to expand our banking footprint into the Florida Panhandle market with an experienced in-market team and three banking locations.

On November 30, 2015, we acquired State Investors Bancorp, Inc., the parent holding company for State-Investors Bank, which conducted business from four full service banking offices in the New Orleans metropolitan area. As of September 30, 2015, State Investors Bancorp reported total assets of $248.9 million, net loans of $200.0 million, total deposits of $146.6 million and stockholders’ equity of $42.9 million. Under the terms of our agreement with State Investors Bancorp, we acquired all of its outstanding common stock for aggregate cash consideration of $48.7 million. Consistent with our strategy, the primary reasons for the acquisition were to enhance market share in the New Orleans metropolitan area and improve profitability through expected expense reductions.

Available Information
Our filings with the U.S. Securities Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments thereto, are available on our website as soon as reasonably practicable after the reports are filed with or furnished to the SEC. Copies can be obtained free of charge in the “Investor Relations” section of our website at www.firstnbcbank.com. Our SEC filings are also available through the SEC’s website www.sec.gov. Copies of these filings are also available by writing to us at the following address:

First NBC Bank Holding Company
210 Baronne Street
New Orleans, Louisiana 70112
Supervision and Regulation
General
Banking is highly regulated under federal and state law. We are a bank holding company and financial holding company registered under the Bank Holding Company Act of 1956, as amended, and are subject to supervision, regulation and examination by the Federal Reserve. First NBC Bank is a commercial bank chartered under the laws of the State of Louisiana. The bank is not a member of the Federal Reserve system and is subject to supervision, regulation and examination by the Louisiana Office of Financial Institutions, or OFI, and the FDIC. This system of supervision and regulation establishes a comprehensive framework for our operations and, consequently, can have a material impact on our growth and earnings performance.

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
Prompt corrective action regulations. Under the FDIC’s prompt corrective action regulations, the FDIC is authorized and required to take certain actions against state nonmember banks that do not meet minimum capital requirements. For this purpose, an institution is placed in one of the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation.
An institution is (i) “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a common equity Tier 1 risk-based capital ratio, or CET1 capital ratio, of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, and a leverage capital ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a CET1 capital ratio of 4.5% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage capital ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a CET1 capital ratio less than 4.5%, a Tier 1 risk-based capital ratio of less than 6.0% or a leverage capital ratio of less than 4.0%; (iv) “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a CET1 capital ratio less than 3.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage capital ratio of less than 3.0%; and (v) “critically undercapitalized” if its tangible equity is equal to or less than 2.0% of average quarterly tangible assets. The FDIC’s regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.
As of December 31, 2015, First NBC Bank was “adequately capitalized” under the FDIC’s prompt corrective action regulations. Banks that are “adequately” but not “well-capitalized” may not accept, renew or rollover brokered deposits except with a waiver from the FDIC and are subject to restrictions on the interest rates that can be paid on its deposits. The FDIC’s prompt corrective action regulations also generally prohibit a bank from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the bank would thereafter be “undercapitalized.” “Undercapitalized” institutions are also subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the bank’s capital. “Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator. The capital classification of a bank also affects the frequency of regulatory examinations, the bank's ability to engage in certain activities and the deposit insurance premiums paid by the bank.
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
Under the Basel III framework, Tier 1 capital is redefined to include two components: (1) common equity Tier 1 capital and (2) additional Tier 1 capital. Common equity Tier 1 capital consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as non-cumulative perpetual preferred stock. With limited exceptions, trust preferred securities and cumulative perpetual preferred stock no longer qualify as Tier 1 capital. Tier 2 capital consists of instruments that currently qualify as Tier 2 capital plus instruments that the rule has disqualified from Tier 1 capital treatment. In addition, the Basel III framework establishes certain deductions from and adjustments to the regulatory capital ratios, including goodwill, intangible assets, deferred tax assets (see discussion below) and accumulated other comprehensive income.
The Basel III framework also implements a requirement for all banking organizations to maintain a capital conservation buffer above the minimum capital requirements to avoid certain restrictions on capital distributions and discretionary bonus payments to executive officers. The capital conservation buffer must be composed of common equity Tier 1 capital. When fully phased in, the capital conservation buffer requirement will effectively require banking organizations to maintain regulatory capital ratios at least 50 basis points higher than well capitalized levels to avoid the restrictions on capital distributions and discretionary bonus payments to executive officers.
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
Deferred tax assets. The regulatory capital guidelines in place prior to Basel III, as well as those promulgated as a result of Basel III, limit the amount of deferred tax assets that can be included in our Tier 1 capital. Prior to Basel III, our ability to include in Tier 1 capital deferred tax assets dependent on future taxable income was limited to the lesser of the amount of deferred tax assets that we expected to realize within one year based on projected future taxable income or 10% of our Tier 1 capital, before deducting certain disallowed assets. As a result of the regulatory capital guidelines, we have been subject to limitations in the amount of deferred tax assets that are includible in Tier 1 capital since 2013. The Basel III framework further changed the manner in which deferred tax assets are treated for purposes of regulatory capital. In general, deferred tax assets arising from tax credit and net operating loss carryforwards must be subtracted from common equity Tier 1 capital, although the deductibility is being phased in through 2018, starting at 40% in 2015 and increasing 20% each year through 2018. Any excess amount of deferred tax assets arising from tax credit and net operating loss carryforwards not subject to deduction against common equity Tier 1 capital during the phase-in period is netted against the balance of any additional Tier 1 capital instruments. Net deferred tax assets arising from temporary differences that cannot be realized through net operating loss carrybacks are subjected to a 10% and 15% limitation. A 15% aggregate limitation is applied to temporary difference deferred tax assets, mortgage servicing rights and minority investments in other institutions.
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
A bank holding company may elect to be treated as a financial holding company if all of its depository institution subsidiaries are “well capitalized,” “well managed," and have received a rating of not less than satisfactory on each such institution's most recent examination under the Community Revinvestment Act. A financial holding company may engage in a range of activities that are (1) financial in nature or incidental to such financial activity or (2) complementary to a financial activity and which do not pose a substantial risk to the safety and soundness of a depository institution or to the financial system generally. These activities include securities dealing, underwriting and market making, insurance underwriting and agency activities, merchant banking and insurance company portfolio investments. Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators and insurance activities by insurance regulators. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature as determined by the Federal Reserve. We have made a financial holding company election; however, as of December 31, 2015, we were not engaged in any activity and did not own any assets for which a financial holding company designation would be required.
If we fail to continue to meet any of the requirements for financial holding company status, we may be required to enter into an agreement with the Federal reserve to comply with all applicable capital and management requirements within a certain period of time or lose our financial holding company designation. In addition, the Federal Reserve may place limitations on our ability to conduct the broader financial activities permissible for financial holding companies during any period of noncompliance. In such a situation, until we would return to compliance, we would be unable to acquire a company engaged in such financial activities without prior approval of the Federal Reserve. As of December 31, 2015, First NBC Bank was "adequately capitalized" under applicable Federal Reserve regulations.

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
Source of Strength Doctrine for Bank Holding Companies
Under longstanding Federal Reserve policy which has been codified by the Dodd-Frank Act, we are expected to act as a source of financial strength to, and to commit resources to support, First NBC Bank. This support may be required at times when we may not be inclined to provide it. In addition, any capital loans that we make to First NBC Bank are subordinate in right of payment to deposits and to certain other indebtedness of First NBC Bank. In the event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of First NBC Bank would be assumed by the bankruptcy trustee and entitled to a priority of payment.
Dividends
As a bank holding company, we are subject to certain restrictions on dividends under applicable banking laws and regulations. The Federal Reserve has issued a policy statement that provides that a bank holding company should not pay dividends unless: (1) its net income over the last four quarters (net of dividends paid) has been sufficient to fully fund the dividends; (2) the prospective rate of earnings retention appears to be consistent with the capital needs, asset quality and overall financial condition of the bank holding company and its subsidiaries; and (3) the bank holding company will continue to meet minimum required capital adequacy ratios. Accordingly, a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. The Dodd-Frank Act imposes and Basel III results in additional restrictions on the ability of banking institutions to pay dividends. In addition, in the current financial and economic environment, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. The Federal Reserve may further restrict the payment of dividends by engaging in supervisory action to restrict dividends or by requiring us to maintain a higher level of capital then would otherwise be required under the Basel III minimum capital requirements.
First NBC Bank is also subject to certain restrictions on dividends under federal and state laws, regulations and policies. In general, under Louisiana law, First NBC Bank may pay dividends to us without the approval of the OFI so long as the amount of the dividend does not exceed First NBC Bank’s net profits earned during the current year combined with its retained net profits of the immediately preceding year. The bank is required to obtain the approval of the OFI for any amount in excess of this threshold. In addition, under federal law, First NBC Bank may not pay any dividend to us if it is undercapitalized or the payment of the dividend would cause it to become undercapitalized. The FDIC may further restrict the payment of dividends by engaging in supervisory action to restrict dividends or by requiring the bank to maintain a higher level of capital than would otherwise be required to be adequately capitalized for regulatory purposes. Moreover, if, in the opinion of the FDIC, First NBC Bank is engaged in an unsound practice (which could include the payment of dividends), the FDIC may require, generally after notice and hearing, the bank to cease such practice. The FDIC has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe banking practice. The FDIC has also issued policy statements providing that insured depository institutions generally should pay dividends only out of current operating earnings.
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
Deposit Insurance Assessments
FDIC-insured banks are required to pay deposit insurance assessments to the FDIC. The amount of the assessment is based on the size of the bank’s assessment base, which is equal to its average consolidated total assets less its average tangible equity, and its risk classification under an FDIC risk-based assessment system. Institutions assigned to higher risk classifications (that is, institutions that pose a higher risk of loss to the Deposit Insurance Fund) pay assessments at higher rates than institutions that pose a lower risk. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern that the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances. As noted above, the Dodd-Frank Act changed the way that deposit insurance premiums are calculated. Continued action by the FDIC to replenish the Deposit Insurance Fund, as well as the changes contained in the Dodd-Frank Act, may result in higher assessment rates. First NBC Bank expects to be subject to increases in its deposit insurance premiums as a result its “adequately capitalized” regulatory capital classification as of December 31, 2015. Any increase in deposit insurance assessments or deposit insurance premiums could reduce our profitability or otherwise negatively impact our operations.
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
Concentrated Commercial Real Estate Lending Regulations
The federal banking regulatory agencies have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm residential properties and loans for construction, land development, and other land represent 300% or more of total capital, and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner occupied loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address, among other things, Board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. As of December 31, 2015, First NBC Bank's total reported loans for construction, land development, and other land represented less than 100% of the bank's total capital, and its total reported loans secured by multifamily and non-farm residential properties and loans for construction, land development, and other land represented less than 300% of the bank's total capital.
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
The Treasury Department's Office of Foreign Assets Control, or OFAC, is responsible for helping to insure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. Generally, if the bank identifies a transaction, account or wire transfer relating to a person or entity on an OFAC list, it must freeze the account or block the transaction, file a suspicious activity report and notify the appropriate authorities.
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
Our ability to effectively implement our business strategies depends, in large part, on our executive management team and other senior personnel, and our operating results could be adversely affected by the inability to attract and retain qualified personnel.

We are led by an experienced core management team with substantial experience in the markets that we serve and our operating strategy focuses on providing products and services through long-term relationship managers.  The future success of our business will depend in large part on the performance of our relationship managers, as well as on our ability to attract, motivate and retain highly qualified senior and middle management, including our relationship managers.  However, competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business plan may be lengthy.  If we are unable to continue to attract experienced and qualified personnel, or if we lose the services of any of our key personnel for any reason, we may not be able to identify and hire qualified persons on terms acceptable to us, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

As a public company, we also require significant additional senior personnel in our accounting and finance departments to establish and maintain systems designed to ensure the reliability of our financial reporting and the preparation of our financial statements.  We determined that, as of December 31, 2015, we had insufficient qualified personnel at both the executive management and staff levels with appropriate knowledge, experience and training on accounting and reporting matters, which contributed to the material weaknesses that resulted in the restatement, as well as the inability to timely file this report.  As a part of our remediation efforts with respect to the material weaknesses identified in this report, we have committed to adding competent and experienced resources in our accounting and finance departments and to hiring a Chief Operating Officer.  If we are unable to attract the appropriate resources in our accounting and finance departments and a suitable Chief Operating Officer, we may be unable to timely remediate the identified material weaknesses or prevent their recurrence, or we may be subject to additional material weaknesses in the future, which could also have a material adverse effect on our business, financial condition, results of operations and prospects.

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
While the economy in the New Orleans metropolitan area is more diversified than in the 1980’s, the energy sector continues to play an important role. At December 31, 2015, approximately $158.4 million, or 4.5% of our loan portfolio, by dollar amount, was made to borrowers in the energy industry in Louisiana, with an additional $6.7 million in outstanding loan commitments. Of this amount, we had $90.2 million in exposure to exploration and production, with the remainder of the exposure being primarily to maritime service companies. These borrowers can be significantly impacted by volatility in oil and gas prices, as well as material declines in the level of drilling and production activity in Louisiana. We are also subject to risks associated with our indirect exposure to the energy sector, as adverse developments in the energy sector can have significant spillover effects on the local economies in markets that we serve, including commercial and residential real estate values and overall levels of economic activity. We are carefully monitoring the impact of oil and gas prices, and their volatility events, on our loan portfolio and have reflected our current assessment of these events in the determination of our allowance for loan losses as of December 31, 2015. However, we cannot assure you that we will not be materially adversely impacted by the direct and indirect effects of current and future conditions in the energy industry.

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
Our business model is focused primarily on lending to customers. The business of lending is inherently risky, and we are subject to the risk that loans that we make may not be fully repaid in a timely manner or at all or that the value of any collateral supporting those loans will be insufficient to cover our outstanding exposure. These risks may be affected by the strength of the borrower’s business sector and local, regional and national market and economic conditions. Our risk management practices, such as monitoring the concentration of our loans within specific industries and our credit approval practices, may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. We determined that, as of December 31, 2015, we had a material weakness related to the monitoring of certain borrowers' ability to repay loans, and we have taken remedial steps designed to address this matter, including strengthening our lending and credit review policies. Finally, many of our loans are made to small and medium-sized businesses that are less able to withstand competitive, economic and financial pressures than larger borrowers. A failure to effectively measure and limit the credit risk associated with our loan portfolio could expose us to increased losses that could adversely affect our financial results.
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
Our loan portfolio includes non-owner-occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties, as well as real estate construction and development loans. As of December 31, 2015, our non-owner-occupied commercial real estate loans totaled $974.4 million, or 28.2%, of our total loan portfolio. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. Our investment in commercial real estate projects which utilize federal tax credits is one way that we mitigate the risks in our commercial real estate portfolio. In general, commercial real estate projects typically have lower loan-to-value ratios and better collateral coverage, and the federal tax credits provide an equity injection. These loans expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate because there are fewer potential purchasers of the collateral. Additionally, non-owner-occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on non-owner-occupied commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio would require us to increase our provision for loan losses, which would reduce our profitability, and could materially adversely affect our business, financial condition, results of operations and prospects.
A prolonged downturn in the real estate market could result in losses and adversely affect our profitability.
As of December 31, 2015, approximately 48.8% of our loan portfolio was composed of commercial and consumer real estate loans. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower, and we are exposed to risk based on the fluctuations in real estate collateral values. The market value of real estate can fluctuate significantly in a relatively short period of time as a result of numerous factors, including market conditions in the geographic area in which the real estate is located, natural or man-made disasters, and changes in monetary, fiscal or tax policy, among others. We stress test our commercial and consumer real estate portfolio on an annual basis to determine its susceptibility to such a prolonged downturn in the real estate market. A decline in real estate values could impair the value of our collateral and our ability to sell the collateral upon any foreclosure, which would likely require us to increase our provision for loan losses. In the event of a default with respect to any of these loans, the amounts that we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. If we are required to re-value the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan losses, our profitability could be adversely affected.
Our high concentration of large loans to certain borrowers may increase our credit risk.
Our growth over the last several years has been partially attributable to our ability to originate and retain large loans. Many of these loans have been made to a small number of borrowers, resulting in a high concentration of large loans to certain borrowers. As of December 31, 2015, our 10 largest borrowing relationships ranged from approximately $51.8 million to $96.0 million (including unfunded commitments) and averaged approximately $76.4 million in total commitments. Along with other risks inherent in these loans, such as the deterioration of the underlying businesses or property securing these loans, this high concentration of borrowers presents a risk to our lending operations. If any one of these borrowers becomes unable to repay its loan obligations as a result of economic or market conditions, or personal circumstances, such as divorce or death, our nonperforming loans and our provision for loan losses could increase significantly.
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
We are a community bank and our reputation is one of the most valuable components of our business. Our growth over the past several years has depended on attracting new customers from competing financial institutions and increasing our market share, primarily through the involvement of our employees in our communities and word-of-mouth advertising, rather than on growth in the market for banking services in New Orleans. As such, we strive to enhance our reputation by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve and delivering superior service to our customers. We cannot predict, however, the extent to which our reputation may be impacted by the restatement or our ability to timely file our periodic reports with SEC. If our reputation is negatively affected by the actions of our employees or otherwise, we may be less successful in attracting new customers and our business, financial condition, results of operations and prospects could be materially and adversely affected.
We may not be able to raise additional capital in the future on acceptable terms when needed or at all.

We may be required or otherwise need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet regulatory capital requirements or our commitments and business needs. In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any. Our ability to raise additional capital, if needed, and the terms of any issuance, will depend, among other things, on conditions in the capital markets and general economic conditions at that time, our financial and regulatory condition, our results of operations, our credit ratings, and our ability to maintain our listing on NASDAQ. As of August 18, 2016, the ratings of our debt at both the holding company and bank levels by Kroll Bond Rating Agency were non-investment grade. In addition, our ability to raise debt capital may also be adversely impacted by any factors that may limit our ability to service our debt obligations. We cannot assure you that such capital will be available to us on acceptable terms or at all. If we are unable to raise additional capital on acceptable terms when needed our business, financial condition and results of operations and prospects may be adversely affected, and our stock price may decline.

Our growth has been aided by acquisitions of our local competitors, which may not continue.
Our growth during our initial years of operations was aided by acquisitions of several of our local competitors by larger regional or nationwide institutions. As a result of these acquisitions, whether because of disruptions caused by merger integration problems, a desire to stay with a New Orleans-based institution or otherwise, many customers of the target institutions chose instead to bank with us. However, since 2011, we have been the largest bank holding company based in New Orleans by a significant margin, and acquisitions of our New Orleans-based competitors in the future would be unlikely to result in a comparable number of customers seeking a new, locally-based financial institution. The absence of these growth opportunities within the New Orleans metropolitan area could materially and adversely affect our business, financial condition, results of operations and prospects.
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
If our goodwill becomes impaired, our results of operations may be adversely impacted.
As of December 31, 2015, we had $14.6 million in goodwill, $9.8 million of which was created as a result of our two acquisitions during 2015. We perform an impairment assessment at least annually on October 1, or whenever events or changes in circumstances indicate that it is more likely than not the fair value of our goodwill may not be fully recoverable. Estimates of fair value are complex, require us to apply significant judgment and are inherently subjective because they require the future occurrence of circumstances that cannot be predicted with certainty. If the fair value of our goodwill falls below its carrying value, we may be required to recognize goodwill impairment, which would result in a charge to earnings for that period.
If we fail to maintain effective internal control over financial reporting, we may not be able to report our financial results accurately and timely, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports, and the price of our common stock may decline.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on that system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2015, we have identified material weaknesses relating to our internal control over financial reporting which are described in greater detail in Item 9A of this report. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As a result of the material weaknesses, we have concluded that our internal control over financial reporting was not effective as of December 31, 2015. Specifically, we identified material weaknesses relating to ineffective control environment and risk assessment, monitoring of credit to borrowers and investments in short-term receivables, accounting for investment in tax credit entities, identification and evaluation of variable interest entities and consolidation of variable interest entities, accounting for business combinations and review of journal entries. However, giving full consideration to these weaknesses, and the additional analyses and other procedures we performed to ensure that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with U.S. generally accepted accounting principles, or GAAP, our management concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with GAAP. While the material weaknesses described above create a reasonable possibility that an error in financial reporting may go undetected, after extensive review and the performance of additional analysis and other procedures, a restatement of prior years financial results was required.
As further described in Item 9A of this report, we are taking specific steps to remediate the material weaknesses that were identified; however, the material weaknesses will not be remediated until the necessary controls have been implemented and we have determined the controls to be operating effectively. We will continue to periodically test and update, as necessary, our internal control systems, including our financial reporting controls. However, our actions may not be sufficient to result in an effective internal control environment.
If our remedial actions prove insufficient to prevent the recurrence of the internal control weakness, if we identify other material weaknesses in our internal control over financial reporting in the future, if we cannot comply with our requirements under the Sarbanes-Oxley Act in a timely manner or attest that our internal control over financial reporting is effective, or if our independent registered public accounting firm cannot express an opinion as to the effectiveness of our internal control over financial reporting when required, we may not be able to report our financial results accurately and timely. As a result, investors, counterparties and customers may lose confidence in the accuracy and completeness of our financial reports; our liquidity, access to capital markets, and perceptions of our creditworthiness could be adversely affected; and the market price of our common stock could decline. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, the Federal Reserve or the FDIC, or other regulatory authorities, which could require additional financial and management resources.
If we are unable to comply with the applicable continued listing requirements or standards of NASDAQ, or if we fail to comply with the compliance plan that we submitted to NASDAQ, NASDAQ may delist our common stock from trading on its exchange.

Our common stock is currently listed on NASDAQ. In order to maintain that listing, we must satisfy minimum listing requirements and standards, including those related to complying with our SEC reporting obligations, as well as certain corporate governance requirements. As a result of our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2015, as well as our Quarterly Reports on Form 10-Q for the periods ended March 31, 2016 and June 30, 2016, we received notifications from NASDAQ informing us that we were not in compliance with NASDAQ Listing Rule 5250(c)(1). We submitted a plan to regain compliance with NASDAQ’s listing standards, which plan was accepted by NASDAQ. Under the plan, as amended, we agreed to file this annual report by August 25, 2016 and our remaining delinquent SEC filings by September 26, 2016.

If we fail to comply with our compliance plan, we expect to receive written notice from NASDAQ that our shares of common stock will be subject to delisting. In addition, if we comply with our compliance plan, but subsequently fail to satisfy other requirements for continued listing on NASDAQ, our shares of common stock will be subject to delisting.

If NASDAQ delists our common stock, we expect that our securities could be quoted on an over-the-counter market. However, we would expect to face significant material adverse consequences from any delisting, including reduced liquidity for our securities, reduced coverage from market analysts, decreased ability to issue additional securities in the future and diminished ability to engage in acquisition activity funded by our securities, any of which would also be expected to adversely impact the market value of our securities.

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

As a part of our liquidity management strategy, we invest in short-term receivables traded over the Receivables Exchange, a New York Stock Exchange listed electronic exchange for the sale and purchase of accounts receivable of companies whose annual revenues exceed $1 billion, whose common equity is listed on a national securities exchange or whose debt is rated by Standard & Poor’s or Moody’s. As of December 31, 2015, we had $25.6 million in investments in short-term receivables. Under the terms of the exchange contracts, the seller of the receivable is contractually committed to repurchase the receivable back from the purchaser if payment is not made by a specified repurchase date, subject to certain exceptions. As with substantially all of our other investment securities, we are subject to credit risk with respect to our investments in short-term receivables, which could adversely impact our financial condition and results of operations. We engage in a review of all sellers from which we purchase receivables over the exchange prior to investing in short-term receivables. However, we determined that as of December 31, 2015, we had a material weakness related to the evaluation and ongoing monitoring of the financial stability and creditworthiness of companies from which we acquired short-term receivables. As a result of the material weakness, we recognized $69.9 million in impairment with respect to our investment in short-term receivables. We have taken or are taking the steps that we believe are necessary to remediate this material weakness by strengthening lending and credit review policies. Moreover, we do not expect to enter into any material amount of investments in short-term receivables in the future.

We maintain a significant investment in tax credits, which we may not be able to fully utilize.
As of December 31, 2015, we maintained an investment of $108.6 million in entities for which we receive allocations of tax credits, which we utilize to offset our taxable income. We earned and recognized $61.3 million and $38.4 million in tax credits in 2015 and 2014, respectively, and as of December 31, 2015, we had tax credit carryforwards of approximately $146.2 million. We also expect to receive an additional $43.0 million in tax credits related to Federal New Markets tax credits for which qualified equity investments have already been made and $39.0 million in tax credits related to Federal Low-Income Housing tax credits. Substantially all of these tax credits are related to development projects that are subject to ongoing compliance requirements over certain periods of time to fully realize their value. If these projects are not operated in full compliance with the required terms, the tax credits could be subject to recapture or restructuring.
If we are required to take a valuation allowance for our deferred tax assets, our earnings and capital position may be adversely impacted.
As of December 31, 2015, we had net deferred tax assets of $205.3 million. Deferred tax assets and liabilities are established for the temporary differences between the book value and tax basis of our assets and liabilities. We periodically assess deferred tax assets to determine if they are fully realizable. Certain of our deferred tax assets, including our tax credit carryforwards and net operating loss carryforwards, are subject to expiration if we are unable to utilize them during their respective terms and we actively monitor and manage our investments in tax credit entities and our tax credit activities with a view to maximizing realization of the benefits. The analysis of our ability to realize deferred tax assets requires us to apply significant judgment and is inherently subjective because it requires the future occurrence of circumstances that cannot be predicted with certainty. If, based on all available information, we determine that it is more likely than not that our deferred tax assets will not be fully realized, a valuation allowance against the deferred tax asset must be established with a corresponding charge against earnings for that period. Because of the amount of our net deferred tax asset, the determination that a valuation allowance should be established could have a material impact on our financial condition, results of operations and regulatory capital condition.
The ability to utilize our net operating loss and tax credit carryforwards could be limited under certain circumstances.
As of December 31, 2015, we had net operating loss and tax credit carryforwards of $155.0 million in the aggregate, which generally can be utilized to reduce future taxable income. However, the ability to fully utilize our net operating loss and tax credit carryforwards could be limited under Section 382 of the Internal Revenue Code, if we were to undergo a change in ownership of more than 50% of our capital stock over a three-year period as measured under Section 382. The application of these rules is complex and generally focus on ownership changes involving shareholders owning directly or indirectly 5% or more of our common stock. The Section 382 limitations could come into play in the event of the sale of the company, significant new stock issuances or other transactions, including secondary market sales of our common stock. We have no plans to sell the company and do not intend to undertake any stock offering that would have the effect of causing a Section 382 change in ownership. However, we cannot assure you that a change in ownership will not occur, including as a result of factors beyond our control. If we experience an ownership change, the resulting limit on the use of our net operating loss and tax credit carryforwards could result in a material increase in our tax liability in future years, which could impact the value of your shares or the amount that you might receive upon the sale of the company.
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
Liquidity is essential to our business. Liquidity risk is the potential that we will be unable to meet our obligations as they come due because of an inability to liquidate assets or obtain adequate funding, and we monitor our liquidity and manage our liquidity risk at the holding company and bank levels. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. In addition, our access to certain funding sources may be adversely impacted as a result of the "adequately capitalized" classification of our banking subsidiary. Market conditions or other events could also negatively affect the level or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations and fund asset growth and new business transactions at a reasonable cost, in a timely manner and without adverse consequences. Any substantial, unexpected or prolonged change in the level or cost of liquidity could have a material adverse effect on our ability to meet deposit withdrawals and other customer needs, which could have a material adverse effect on business, financial condition, results of operations and prospects. In addition, because our primary asset at the holding company level is the bank, our liquidity at the holding company level depends primarily on our receipt of dividends from the bank. If the bank is unable to pay dividends to us for any reason, we may be unable to satisfy our holding company level obligations, which include the funding operating expenses, debt service and dividends on our Series D preferred stock.
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
The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosure of contingent assets and liabilities and the reported amount of related revenues and expenses. Certain accounting policies are inherently based to a greater extent on estimates, assumptions and judgments of management and, as such, have a greater possibility of producing results that could be materially different than originally estimated. These critical accounting policies include the allowance for loan losses, accounting for income taxes, the determination of fair value for financial instruments, the impairment on tax credit investments and accounting for stock-based compensation. Management’s judgment and the data relied upon by management may be based on assumptions that prove to be inaccurate, particularly in times of market stress or other unforeseen circumstances. Even if the relevant factual assumptions are accurate, our decisions may prove to be inadequate or inaccurate because of other flaws in the design or use of analytical tools used by management. Any such failures in our processes for producing accounting estimates and managing risks could have a material adverse effect on our business, financial condition and results of operations.
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
We are subject to regulatory capital requirements, which may adversely limit our operations and potential growth.
Beginning January 1, 2015, we became subject to new rules designed to implement the recommendations with respect to regulatory capital standards, commonly known as Basel III, approved by the International Basel Committee on Banking Supervision. The new rules establish a new regulatory capital standard based on tier 1 common equity, increase the minimum tier 1 capital risk-based capital ratio, and impose a capital conservation buffer of at least 2.5% of common equity tier 1 capital above the new minimum regulatory capital ratios, when fully phased in during 2019. Failure to meet the minimum capital requirements established by Basel III, or higher regulatory capital thresholds that may be imposed by our regulators, may subject us to supervisory action, which may include restrictions on our activities and operations. In addition, failure to meet the capital conservation buffer will result in certain limitations on dividends, capital repurchases, and discretionary bonus payments to executive officers. The rules also change the manner in which a number of our regulatory capital components are calculated, including deferred tax assets, and the risk weights applicable to certain asset categories. The Basel III rules generally require us to maintain greater amounts of regulatory capital than we were required to maintain prior to implementation of such rules and may also limit or restrict how we utilize our capital. The application of the more stringent Basel III regulatory capital requirements, as they become fully phased in over time, could, among other things, result in lower returns on equity, require us to raise additional capital, adversely affect our future growth opportunities and result in regulatory restrictions or supervisory actions if we are unable to comply with such requirements.
Our banking subsidiary is “adequately capitalized” as defined by regulatory standards, which may limit additional, external sources of liquidity for the bank and result in other adverse consequences.

As of December 31, 2015, First NBC Bank was classified as “adequately capitalized” for regulatory capital purposes. Until it becomes “well capitalized” for regulatory capital purposes, it will be required to obtain FDIC approval before renewing or accepting brokered deposits and will be unable to offer interest rates on deposit accounts that are significantly higher than the average rates in the market. Moreover, other external sources of liquidity could be affected by the change in capital status.

Any of these events could limit the bank’s growth opportunities. Other possible consequences of the “adequately capitalized” classification include the potential for increases in the bank’s borrowing costs, premiums for federal deposit insurance and regulatory assessments, which could have an adverse impact on the bank’s results of operations. Further, we may be required by supervisory action to raise additional capital to bolster the regulatory capital condition of the bank at times or in amounts that we would not otherwise select in the absence of a supervisory action. In addition, if the bank were to fall below

“adequately capitalized” thresholds, the bank would be subject to additional restrictions on its activities and operations. See “Item 1. Business - Supervision and Regulation - Regulatory Capital Requirements - Prompt corrective action regulations.” The bank is working diligently to return to "well capitalized" status, but we cannot assure you if or when that will occur.

Federal and state regulators periodically examine our business and we may be required to remediate adverse examination findings or become subject to supervisory action as a results of those examinations.
The Federal Reserve, the FDIC and the Louisiana Office of Financial Institutions periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a federal or state banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. Any regulatory action against us could have a material adverse effect on our business, results of operations, financial condition and prospects.
Our FDIC deposit insurance premiums and assessments may increase.
The deposits of First NBC Bank are insured by the FDIC up to legal limits and, accordingly, subject it to the payment of FDIC deposit insurance assessments. The bank’s regular assessments are determined by the level of its assessment base and its risk classification, which is based on its regulatory capital levels and the level of supervisory concern that it poses. We expect the bank's deposit insurance premiums to increase as a result of the bank's "adequately capitalized" regulatory capital classification as of December 31, 2015. Moreover, the FDIC has the unilateral power to change deposit insurance assessment rates and the manner in which deposit insurance is calculated and also to charge special assessments to FDIC-insured institutions. The FDIC utilized all of these powers during the financial crisis for the purpose of restoring the reserve ratios of the Deposit Insurance Fund. Any future special assessments, increases in assessment rates or premiums, or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities.
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
The market price of our common stock may be volatile, which may make it difficult for you to resell your shares at the volume, prices and times desired. There are many factors that may impact the market price and trading volume of our common stock, including, without limitation:

•	actual or anticipated fluctuations in our operating results, financial condition or asset quality;

•	changes in economic or business conditions, including changes in the price and volatility of oil and gas prices;

•	initiation or termination of coverage by securities analysts;

•
publication of research reports and other public communications about us, our competitors, or the financial services industry generally, or changes in, or failure to meet, securities analysts’ estimates of our financial and operating performance, or lack of research reports by industry analysts or ceasing of coverage;

•	operating and stock price performance of companies that investors deemed comparable to us;

•	future issuances of our common stock or other securities;

•	additions or departures of key personnel;

•	proposed or adopted changes in laws, regulations or policies affecting us, including the interest rate policies of the Federal Reserve;

•
the ability to comply with our plan to regain compliance with NASDAQ's listing rules as well as our ongoing ability to comply with those rules, including the timely filing of our periodic reports with the SEC;

•	the continued listing of our common stock on NASDAQ;

•	the impact of litigation or governmental investigation arising from the restatement;

•	perceptions in the marketplace regarding our competitors and/or us;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving our competitors or us;

•	other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services; and

•	other news, announcements or disclosures (whether by us or others) related to us, our competitors, our core market or the financial services industry.
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
We are an “emerging growth company” for purposes of the federal securities laws. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company until December 31, 2018, although we could lose that status sooner if our gross revenues exceed $1.0 billion, if we issue more than $1.0 billion in non-convertible debt in a three year period, or if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions, or if we choose to rely on additional exemptions in the future. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

The trading volume in our common stock is less than that of other larger financial services companies, which could increase the volatility of our stock price.
Although our common stock is listed on the NASDAQ Global Select Market, the trading volume in our common stock is less than that of many other larger financial services companies. Given the lower trading volume, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall. In addition, a majority of our outstanding common stock is held by institutional shareholders, and trading activity involving large positions may increase the volatility of our stock price. As a result, shareholders may not be able to sell their shares at the volume, prices and times desired.
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
We do not currently pay dividends on our common stock.

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
Item 1B.     Unresolved Staff Comments.
None.
Item 2.    Properties.
Our main office is located at 210 Baronne Street in New Orleans, which was built in 1927 and housed the former First National Bank of Commerce in New Orleans until its sale to Bank One in 1998. In addition to our main office, we operate from 38 branch offices located in Orleans, Jefferson, Tangipahoa, St. Tammany, Livingston and Washington Parishes in Louisiana, as well as Okaloosa County in the Florida panhandle, and a loan production office in Gulfport, Mississippi. We lease our main office and 18 of our branch offices. These leases expire between 2017 and 2040, not including any renewal options that may be available. We own the remainder of our offices. All of our banking offices are in free-standing permanent facilities, except for the Kenner banking office. All of our banking offices are equipped with automated teller machines and provide for drive-up access, except for the main office.
Item 3.     Legal Proceedings.
The information set forth under “Note 28. Commitments and Contingencies-Litigation Matters” in the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this Annual Report on Form 10-K, is incorporated herein by reference.

Item 4.     Mine Safety Disclosures.
Not applicable.
Part II.

Item 5.     Market Information and Holders
Our common stock is listed on the NASDAQ Global Select Market under the symbol “FNBC.” As of August 15, 2016, there were approximately 239 holders of record of our common stock.
The following table sets forth the reported high and low sales price of our common stock as quoted on the NASDAQ during each quarter in 2015:

2015	High Sale	Low Sale
4th quarter	$42.47	$33.54
3rd quarter	39.78	32.86
2nd quarter	36.81	32.96
1st quarter	35.00	30.96
Stock Performance Graph
The following graph and table, which were prepared by SNL Financial LC (“SNL”), compare the cumulative total return on our common stock over a measurement period beginning May 9, 2013, when our common stock began trading on NASDAQ, with (i) the cumulative total return on the stocks included in the Russell 3000 Index and (ii) the cumulative total return on the stocks included in the SNL Index of Banks with assets between $1 billion and $5 billion.

Total Return Performance
160
150
140
130
120
110
100
90
Index Value
First NBC Bank Holding Company
Russell 3000
SNL Bank $1B-$5B
05/09/13
06/30/13
12/31/13
06/30/14
12/31/14
06/30/15
12/31/15

	Period Ended
Index	5/9/2013	6/30/2013	12/31/2013	6/30/2014	12/31/2014	6/30/2015	12/31/2015
First NBC Bank Holding Company	$100.00	$101.67	$134.58	$139.63	$146.67	$150.00	$155.79
Russell 3000	100.00	99.13	116.08	124.14	130.66	133.19	131.28
SNL Bank $1B-$5B	100.00	104.72	130.35	129.46	136.29	144.22	152.57
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
In addition, we are a holding company and do not engage directly in business activities of a material nature. Accordingly, our ability to pay dividends to our shareholders depends, in large part, upon our receipt of dividends from First NBC Bank. First NBC Bank and we are also subject to numerous limitations on the payments of dividends under federal and state banking laws, regulations and policies. See “Supervision and Regulation-Dividends” in Item 1 of this report.

Item 6.    Selected Consolidated Financial and Other Data
The following table sets forth selected consolidated financial data for the years ended December 31, 2015, 2014, 2013, 2012 and 2011. The selected consolidated financial data is derived from our consolidated financial statements for the periods included in this annual report on Form 10-K or our prior annual reports on Form 10-K. The historical financial information for the years ended December 31, 2014, 2013, 2012 and 2011 has been restated to reflect the correction of an error to give effect to the equity method of accounting for our investments in federal and state tax credit investments by utilizing an impairment model and recognition of additional impairment on its investments in Federal and State Historic Rehabilitation Tax Credit entities and the consolidation of certain Federal Low-Income Housing Tax Credit entities, for which we are considered the primary beneficiary and which are accounted for as variable interest entities and as such are consolidated with our operating results. The financial statements and the tables below reflect applicable restated amounts for the periods from 2011 through September 30, 2015, the last date through which financial statements had previously been issued. The restatement provides for the recognition of additional impairment in its investment in tax credit entities and rental income and expense and the reversal of interest income related to the consolidation of certain Federal Low-Income Housing Tax Credit entities, which were consolidated for the four years presented, as well as the reversal of state tax credits income and the income tax effects related to the adjustments in these selected consolidated financial data and in the first three quarters of 2015.
The selected financial data in this table should be read together with the consolidated financial statements and notes to those restated consolidated financial statements in Item 8 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report.

	As of and for the year ended December 31,
	2015	2014	2013	2012	2011
		(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands, except share data)
Income Statement Data:
Interest income	$165,902	$147,018	$121,332	$104,772	$78,457
Interest expense	51,094	42,729	39,148	31,666	26,367
Net interest income	114,808	104,289	82,184	73,106	52,090
Provision for loan losses	43,538	12,000	9,800	11,035	8,010
Net interest income after provision	71,270	92,289	72,384	62,071	44,080
Noninterest income	(56,446)	13,830	14,286	13,665	5,765
Noninterest expense	146,326	94,335	76,451	59,182	37,259
Income (loss) before income taxes	(131,502)	11,784	10,219	16,554	12,586
Income tax benefit	(106,265)	(32,723)	(23,407)	(8,664)	(5,341)
Net income (loss)	(25,237)	44,507	33,626	25,218	17,927
Net income attributable to noncontrolling interests	—	—	—	(510)	(308)
Less preferred stock dividends	(379)	(379)	(347)	(510)	(792)
Less earnings allocated to participating securities	113	(852)	(2,234)	(1,705)	(1,173)
Less accretion of preferred stock	—	—	—	—	(580)
Income (loss) available to common shareholders	$(25,503)	$43,276	$31,045	$22,493	$15,074
Period-End Balance Sheet Data:
Investment in short-term receivables	$25,604	$237,135	$246,817	$81,044	$10,180
Investment securities available for sale	285,826	247,647	277,719	405,355	316,309
Investment securities held to maturity	82,074	89,076	94,904	—	—
Loans, net of allowance for loan losses	3,380,115	2,631,687	2,231,150	1,820,374	1,563,049
Allowance for loan losses	78,478	42,336	32,143	26,977	18,122
Total assets	4,705,825	3,724,880	3,275,121	2,668,162	2,221,396
Noninterest-bearing deposits	368,421	362,577	289,597	238,367	221,156
Interest-bearing deposits	3,475,421	2,756,316	2,439,727	2,028,990	1,680,587
Long-term borrowings	279,042	40,000	55,110	75,220	56,845
Preferred shareholders’ equity	37,935	42,406	42,406	49,166	58,517
Common shareholders’ equity	342,814	366,125	322,692	189,461	158,109
Total shareholders’ equity	380,749	408,531	365,098	238,627	216,626
Per Share Data:
Earnings (loss)
Basic	$(1.36)	$2.33	$1.92	$1.74	$1.40
Diluted	(1.36)	2.27	1.87	1.72	1.39
Book value	17.97	19.71	17.43	14.51	13.15
Tangible book value(1)	17.01	19.27	16.96	13.82	12.38
Weighted average common shares outstanding
Basic	18,806	18,541	16,204	12,953	10,795
Diluted	18,806	19,049	16,624	13,114	10,861
Performance Ratios:
Return on average common equity	(6.47)%	12.90%	12.80%	13.47%	12.94%
Return on average equity	(5.87)	11.49	10.79	10.55	10.19
Return on average assets	(0.60)	1.26	1.13	1.05	1.10
Net interest margin	3.12	3.35	3.10	3.39	3.52
Efficiency ratio(2)	250.72	79.86	79.25	68.20	64.40

	As of and for the year ended December 31,
	2015	2014	2013	2012	2011
		(Restated)	(Restated)	(Restated)	(Restated)
	(dollars in thousands, except share data)
Asset Quality Ratios:
Nonperforming assets to total loans, other real estate owned and other assets owned(3)(4)	4.73%	1.07%	0.99%	1.73%	1.16%
Allowance for loan losses to total loans(4)	2.27	1.58	1.44	1.46	1.15
Allowance for loan losses to nonperforming loans(3)	49.60	185.71	178.33	115.19	173.92
Net charge-offs to average loans	0.25	0.07	0.23	0.13	0.20
Capital Ratios:
Total shareholders’ equity to assets	8.09%	10.97%	11.15%	8.94%	9.83%
Tangible common equity to tangible assets(5)	6.92%	9.63%	9.61%	6.79%	6.80%
Tier 1 leverage capital	6.03%	9.47%	10.33%	8.98%	10.17%
Tier 1 risk-based capital	6.33%	10.28%	11.54%	10.72%	11.36%
Total risk-based capital	9.04%	11.53%	12.68%	11.97%	12.36%
Common equity tier 1 risk-based capital	6.33%	NA	NA	NA	NA

(1)
Tangible book value per common share is a non-GAAP financial measure. Tangible book value per common share is computed as total shareholders’ equity, excluding preferred stock, less intangible assets, divided by the number of common shares outstanding at the balance sheet date. We believe that the most directly comparable GAAP financial measure is book value per share. The calculation of this non-GAAP financial measure can be found within Table 1 in Item 7 of this report.

(2)	Efficiency ratio is the ratio of noninterest expense to net interest income and noninterest income.

(3)	Nonperforming assets consist of nonperforming loans and real estate and other property that we have repossessed. Nonperforming loans consist of nonaccrual loans and restructured loans.

(4)	Total loans are net of unearned discounts and deferred fees and costs.

(5)
Tangible common equity to tangible assets is a non-GAAP financial measure. Tangible common equity is computed as total shareholders’ equity, excluding preferred stock, less intangible assets, and tangible assets are calculated as total assets less intangible assets. We believe that the most directly comparable GAAP financial measure is total shareholders’ equity to assets. The calculation of this non-GAAP financial measure can be found within Table 1 in Item 7 of this report.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Annual Report on Form 10-K contains restatements of the Company's 2014 and 2013 financial statements. The restatements relate to the amount and timing of its recognition of impairment losses with respect to the Company's investment in Federal and State Historic Tax Credit entities, consolidation of certain investments in Federal Low-Income Housing Tax Credit entities because such entities were determined to be variable interest entities in which the Company was the primary beneficiary, various other adjustments (e.g., state tax credit timing errors), and income tax effects related to the above adjustments. The effect of the prior period adjustments to total assets, shareholders' equity, net interest income, noninterest income and expense, net income, income tax benefit and income available to common shareholders' are reflected in the financial statements.
The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of First NBC Bank Holding Company (“Company”) and its wholly owned subsidiary, First NBC Bank, as of December 31, 2015 and December 31, 2014 (restated) and for the years ended December 31, 2015, December 31, 2014 (restated), and December 31, 2013 (restated). This discussion and analysis should be read in conjunction with the audited consolidated financial statements, accompanying the footnotes and supplemental data included herein.
Forward-Looking Statements
From time to time, the Company has made and will make forward-looking statements, which reflect the Company’s current expectations with respect to, among other things, future events and financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or other comparable of a future or forward-looking nature. The Company’s disclosures in this annual report contain forward-looking statements within the meaning of the Private Securities Litigations Reform Act of 1995. The Company also may make forward-looking statements in its other documents filed or furnished with the SEC or orally to analysts, investors, representatives of the media and others. Forward-looking statements are not historical facts, and all forward-looking statements are, by their nature, subject to risks and uncertainties, many of which are beyond the Company’s control. There are or will be important factors that could cause actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•	business and economic conditions generally and in the financial services industry, nationally and within our local market area, including the price and volatility of oil and gas;

•	changes in management personnel;

•	changes in government spending on rebuilding projects in New Orleans;

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

•
the Company’s ability to timely and effectively remediate the material weakness in its control over financial reporting discussed herein and implement effective internal control over financial reporting and disclosure controls and procedures in the future;

•
any adverse effects on the Company’s business as a result of the restatement of the Company’s financial statements for certain prior periods herein, including potential adverse regulatory consequences, negative publicity and reactions from stockholders, creditors or others with whom the Company does business, investor litigation, impacts on the Company’s stock price and other potential consequences; and

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and with general practices within the financial services industry. Application of these principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company’s estimates are based on historical experience and on various other assumptions that it believes to be reasonable under current circumstances. These assumptions form the basis for its judgments about the carrying values of assets and liabilities that are not readily available from independent, objective sources. The Company evaluates its estimates on an ongoing basis. Use of alternative assumptions may have resulted in significantly different estimates. Actual results may differ from these estimates.
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
Tax Credits. As part of its Community Reinvestment Act responsibilities and due to their favorable economics, the Company invests in tax credit-motivated projects. These projects are directed at tax credits issued under Federal Low-Income Housing, Federal Historic Rehabilitation, and Federal New Markets Tax Credits programs. The Company generates its returns on tax credit motivated projects through the receipt of federal, and if applicable, state tax credits as well as equity returns. The federal tax credits are recorded as an offset to the income tax provision in the year that they are earned under federal income tax law – over 10 to 15 years, beginning in the year in which rental activity commences for Federal Low-Income Housing credits, in the year of the issuance of the certificate of occupancy and the property being placed into service for Federal Historic Rehabilitation credits, and over 7 years for Federal New Markets Tax Credits upon the investment of funds into the Community Development Entity (CDE). These credits, if not used in the tax return for the year of origination, can be carried forward for 20 years. The state credits are recorded in income when earned (usually when the project is placed in service) and sold to investors after the tax credits have been transferred from the project to the Company. For certain investment structures for Federal Historic Rehabilitation and Federal New Markets Tax Credits, the Company is required to reduce the tax basis of its investment in the entity used to earn the credit by the amount of the credit earned. Deferred taxes are provided in the year that the tax basis is reduced in accordance with ASC 740.
The Company invests in Federal Low-Income Housing credits, by investing in a tax credit entity, usually a limited liability company, which owns the real estate. The Company receives a 99.99% nonvoting interest in the entity that must be retained during the compliance period for the credits (15 years). Control of the tax credit entity rests in the 0.01% interest general partner, who has the power and authority to make decisions that impact economic performance of the project and is required to oversee and manage the project. The Company accounts for its investment in Federal Low-Income Housing credits utilizing the equity method of accounting. The Company begins to evaluate its investment for impairment at the time the tax credits are earned through the end of the 15 year compliance period. The Company evaluates its investment at the end of each reporting period for impairment and any residual returns are expected to be minor.
For Federal Historic Rehabilitation credits, the Company invests in a tax credit entity, usually a limited liability company which owns the real estate, or it invests in a master tenant structure. In some instances, the Company receives a 99% nonvoting interest in the tax credit entity that must be retained during the compliance period for the credits (5 years). In most cases, the Company’s interest in the entity is generally reduced from a 99% interest to a 0% to 25% interest at the end of the compliance period. In some instances, the Company invests 99% in a pass through entity called a master tenant, which maintains an ownership interest in the real estate. In most cases, the Company’s interest in the entity is generally reduced from a 99% interest to a 0% to 25% interest at the end of the compliance period. Control of the tax credit entity rests in the 1% interest general partner (in either structure), who has the power and authority to make decisions that impact economic performance of the project and is required to oversee and manage the project. The Company accounts for its investment in Federal Historic Rehabilitation credits utilizing the equity method of accounting. The Company begins to evaluate its investment for impairment at the time the credit is earned, which is typically in the year the project is placed in service, through the end of its compliance period. The Company evaluates its investment at the end of each reporting period for impairment and any expected residual returns reduce the amount of impairment recognized.
For Federal New Markets Tax Credits or Federal NMTC, a different structure is required by federal tax law. In order to distribute Federal NMTC, the federal government allocates such credits to CDEs. The Company invests in both CDEs formed by unaffiliated parties and in CDEs formed by the Company. Projects must be commercial or real estate operations and are qualified by their location in low income areas or by their employment of, or service to, low-income citizens. A CDE, in most cases, creates a special-purpose subsidiary for each project through which the credits are allocated and through which the proceeds from the tax credit investor and a leverage lender, if applicable, flow through to the project, which in turn generate the credit. The credits are calculated at 39% of the total CDE allocation to the project at the rate of 5% for the first three years and 6% for the next four years. Federal tax law requires special terms benefiting the qualified project, which can include below-market interest rates. The Company evaluates its investment for impairment under the equity method of accounting at the end of each reporting period, beginning at the time the tax credits are earned on the project through the end of the seven-year compliance period and any residual returns are expected to be minor. When the Company also has a loan to the project, it is reported as a loan in the consolidated balance sheet, as the Company has credit exposure to the project and the loan is repaid at the end of the compliance period (in general, the debt has no principal payments during the compliance period but the Company may require the project to fund a sinking fund over the compliance period to achieve the same risk reduction effect as if principal is being amortized).
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
When a project is funded through FNBC CDE, the CDE will receive a CDE management fee at the time of the project's closing of approximately 4% and an annual fee of 0.5% of the qualified equity investment in the project. The annual fee is received until the end of the Federal NMTC compliance period. The CDE fee earned is recorded in the consolidated statement of income as a component of noninterest income. The Company may pay a fee to the CDE when the project is funded through a CDE other than FNBC CDE at the time of a project's closing and annually during the compliance period for the allocation of the credits. The fee is recorded as a component of noninterest expense in the Company's consolidated statement of income over the Federal NMTC compliance period.
The Company has the risk of credit recapture if the project fails during the compliance period for Federal Low-Income Housing and Federal Historic Rehabilitation transactions. For Federal NMTC transactions, the risk of credit recapture exists if investment requirements are not maintained during the compliance period.
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
In determining whether a valuation allowance related to deferred tax assets was necessary, the Company considered all available evidence including historical information supplemented by all currently available information about future years. The

Company also considered events occurring subsequent to December 31, 2015 but before the financial statements were released that provided additional evidence (negative or positive) regarding the likelihood of realization of existing deferred tax assets.
The negative evidence cited included cumulative losses in recent years which included all “non-recurring” charges such as impairments or losses on certain assets that had not occurred previously. Certain of these items may not be indicative of future results, but they are part of total results, and therefore similar types of items may occur in future years.
Considerable judgment is required in assessing the need for a valuation allowance including all available evidence, both positive and negative, as the assessment includes determining the feasibility and willingness of the Company to employ various tax planning strategies and projections of future taxable income. Management employed various stress test techniques when evaluating the reasonableness of their estimates, including future taxable income, deferring to scenarios deemed to be mostly likely and supportable by the available data.
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
EXECUTIVE OVERVIEW
The Company is a bank holding company, which operates through one segment, community banking, and offers a broad range of financial services to businesses, institutions, and individuals in southeastern Louisiana and the Florida panhandle. The Company operates 38 full service banking offices located throughout its market and a loan production office in Gulfport, Mississippi. The Company generates most of its revenue from interest on loans and investments, service charges, state tax credits and CDE fees earned. The Company’s primary source of funding for its loans is deposits. The largest expenses are interest on these deposits, salaries and related employee benefits, and impairment on investment in tax credit entities. The Company measures its performance through its net interest margin, return on average assets and return on average common equity, while maintaining appropriate regulatory leverage and risk-based capital ratios.
BALANCE SHEET POSITION AND RESULTS OF OPERATIONS
The Company’s income (loss) available to common shareholders for the year ended December 31, 2015 totaled ($25.5) million, or ($1.36) per diluted share, compared to $43.3 million, or $2.27 per diluted share for 2014. Basic earnings (loss) per share for the year ended December 31, 2015 were ($1.36), a decrease of $3.69 compared to the year ended December 31, 2014.
The Company’s earnings for the year ended December 31, 2015 were negatively impacted by the impairment of its investment of short-term receivables and the increase in impairment related to its investment in tax credit entities. The earnings were positively impacted by the year over year earning asset growth, continued reduction in the Company's cost of deposits, and the increase in income tax benefit due to the Company’s investment in federal tax credit programs.
Key components of the Company’s performance during the year ended December 31, 2015 are summarized below.
•Total assets at December 31, 2015 were $4.7 billion, an increase of $1.0 billion, or 26.3%, from December 31, 2014.

•
Total loans at December 31, 2015 were $3.5 billion, an increase of $784.6 million, or 29.3%, from December 31, 2014. The increase in loans was positively impacted by the two acquisitions during the year. The impact from the two acquisitions during the year was an increase of $197.8 million, or 5.7%. The increase in loans was primarily due to increases of $210.8 million, or 67.7%, in construction loans, $194.7 million, or 15.8%, in commercial real estate loans, and $244.6 million, or 24.9%, in commercial loans from December 31, 2014.

•
Total deposits increased $724.9 million, or 23.2%, from December 31, 2014. The increase was due to increases across all of the Company's deposit categories as well as from the deposit accounts acquired from the First National Bank of Crestview and State-Investors Bank acquisitions. Of the 23.2% increase in deposit growth from December 31, 2014, 7.4% of this growth was attributable to the two acquisitions during the year, and the remaining 15.8% was from organic deposit growth.

•
Shareholders’ equity decreased $27.8 million, or 6.8%, to $380.7 million from December 31, 2014. The decrease was primarily attributable to the Company’s loss available to common shareholders over the period.

•	Interest income increased $18.9 million, or 12.8%, during 2015 compared to 2014. The increases were driven by higher yields on average interest-earning assets and an increase in loans.

•
Interest expense increased $8.4 million, or 19.6%, during 2015 compared to 2014. The increase was due to higher average balances of interest-bearing deposits and the issuance of the subordinated debentures during 2015.

•
The provision for loan losses increased $31.5 million during 2015 compared to 2014. As of December 31, 2015, the Company’s ratio of allowance for loan losses to total loans was 2.27%, compared to 1.58% at December 31, 2014.

•
Noninterest income for the year ended December 31, 2015 decreased $70.3 million, compared to the year ended December 31, 2014. The change in noninterest income during 2015 was due primarily to the impairment of its investment in short-term receivables of $69.9 million, which was offset by an increase in state tax credits of $3.1 million.

•
Noninterest expense during 2015 increased $52.0 million, or 55.1%, compared to 2014. The increase in noninterest expense compared to 2014 was due to increases in most components of noninterest expense, primarily impairment of investment in tax credit entities of $34.5 million, higher salaries and employee benefits of $5.6 million and other noninterest expense of $5.3 million.

ACQUISITION ACTIVITY
On January 16, 2015, the Company purchased certain assets and assumed certain liabilities from the Federal Deposit Insurance Corporation (FDIC) as receiver for First National Bank of Crestview, a full-service commercial bank headquartered in Crestview, Florida, which was closed and placed into receivership. Under the agreement, the Company agreed to assume all of the deposit liabilities of $72.3 million, and acquire approximately $62.3 million of assets, of the failed bank. The acquired assets included the failed bank's performing loans, substantially all of its investment securities portfolio and its three banking facilities, with the FDIC retaining the remaining assets. The transaction did not include a loss-share agreement with the FDIC. The Company received an initial settlement amount from the FDIC of $10.1 million and recorded goodwill of $1.2 million. The Company expanded into the Florida Panhandle market through the addition of the bank's three locations and an experienced in-market team.
On November 30, 2015, the Company acquired State Investors Bancorp, Inc. (SIBC), the parent company for State-Investors Bank, which conducted business from four full service banking offices in the New Orleans metropolitan area. Under the terms of the agreement, each share of SIBC common stock was converted into cash in the amount of $21.51 per share and each issued and outstanding option to purchase a share of SIBC common stock, including any option, which became fully vested in connection with the completion of the merger, was canceled and converted into cash in an amount equal to the difference between $21.51 and the exercise price of the stock option. The Company acquired all of the outstanding common stock and stock options of SIBC for a total consideration of $48.7 million, which resulted in goodwill of $8.6 million. With this acquisition, the Company expanded its presence in the New Orleans metropolitan area. The Company anticipates cost savings will be recognized in future periods through the elimination of redundant operations.
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

In measuring the Company’s financial performance, in addition to financial measures that are prepared in accordance with GAAP, management utilizes adjusted income before income taxes, a non-GAAP measure that adjusts noninterest income and expense to reflect the effect of the federal income taxes generated from the Company’s investment in tax credit entities. Adjusted income before income taxes is reconciled to the corresponding measures determined in accordance with GAAP in “Table 1- Reconciliations of Non-GAAP Financial Measures.” Management believes that the non-GAAP financial measures facilitate an investor’s understanding and analysis of the Company’s underlying financial performance and trends, in addition to the corresponding financial information prepared and reported in accordance with GAAP.
Tangible common equity, tangible assets, tangible book value per common share and the ratio of tangible common equity to tangible assets also are considered non-GAAP financial measures. The Company’s management, banking regulators, many financial analysts and other investors use these non-GAAP financial measures to compare the capital adequacy of banking organizations with significant amounts of preferred equity and/or goodwill or other intangible assets, which typically stem from the use of the purchase accounting method of accounting for mergers and acquisitions. Tangible common equity, tangible assets, tangible book value per share or related measures should not be considered in isolation or as a substitute for total shareholders’ equity, total assets, book value per share or any other measure calculated in accordance with GAAP. Moreover, the manner in which the Company calculates tangible common equity, tangible assets, tangible book value per share and any other related measures may differ from that of other companies reporting measures with similar names.
These non-GAAP disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP. The following tables reconcile, as of the dates set forth below, income before income taxes (on a GAAP basis) to adjusted income before income taxes, shareholders’ equity (on a GAAP basis) to tangible common equity and total assets (on a GAAP basis) to tangible assets and tangible book value per share.
TABLE 1-RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES

	For the Years Ended December 31,
(In thousands, except per share data)	2015	2014	2013
		(Restated)	(Restated)
Income (loss) before income taxes:
Income (loss) before income taxes (GAAP)	$(131,502)	$11,784	$10,219
Income adjustment before income taxes related to the impact of tax credit related activities (Non-GAAP)
Tax equivalent income associated with investment in federal tax credit programs(1)	92,537	56,383	40,618
Adjusted income (loss) before income taxes (Non-GAAP)	(38,965)	68,167	50,837
Income tax expense-adjusted (Non-GAAP)(2)	13,728	(23,660)	(17,211)
Net income (loss) (GAAP)	$(25,237)	$44,507	$33,626

(1)	Tax equivalent income associated with investment in federal tax credit programs represents the gross amount of tax benefit from federal tax credits.

(2)	Income tax expense-adjusted represents the expense amount to reconcile adjusted income (loss) before income taxes to net income (loss) per GAAP.

	As of December 31,
(In thousands, except per share data)	2015	2014	2013
		(Restated)	(Restated)
Tangible equity and asset calculations:
Total shareholders' equity (GAAP)	$380,751	$408,533	$365,100
Adjustments:
Preferred equity	(37,935)	(42,406)	(42,406)
Goodwill	(14,645)	(4,808)	(4,808)
Other intangibles	(3,606)	(3,348)	(3,966)
Tangible common equity	$324,565	$357,971	$313,920

Total assets (GAAP)	$4,705,825	$3,724,880	$3,275,121
Adjustments:
Goodwill	(14,645)	(4,808)	(4,808)
Other intangibles	(3,606)	(3,348)	(3,966)
Tangible assets	$4,687,574	$3,716,724	$3,266,347

Total common shares	19,078	18,576	18,514
Book value per common share	$17.97	$19.71	$17.43
Effect of adjustment	0.96	0.44	0.47
Tangible book value per common share	$17.01	$19.27	$16.96
Total equity to assets	8.09%	10.97%	11.15%
Effect of adjustment	1.17%	1.34%	1.54%
Tangible common equity to tangible assets	6.92%	9.63%	9.61%

FINANCIAL CONDITION
Assets increased $1.0 billion, or 26.3%, to $4.7 billion as of December 31, 2015, compared to $3.7 billion as of December 31, 2014 as the Company continued to experience strong growth in the New Orleans market area. Interest-bearing cash increased $280.4 million to $293.1 million as of December 31, 2015 compared to $18.4 million as of December 31, 2014. Net loans increased $748.4 million, or 28.4%, to $3.4 billion as of December 31, 2015, compared to $2.6 billion as of December 31, 2014. Securities totaled $367.9 million as of December 31, 2015 compared to $336.7 million as of December 31, 2014, an increase of 9.3%. The Company decreased its investment in short-term receivables to $25.6 million compared to $237.1 million as of December 31, 2014. Deposits increased $724.9 million, or 23.2%, to $3.8 billion as of December 31, 2015, compared to $3.1 billion as of December 31, 2014. Long-term borrowings increased $239.0 million to $279.0 million as of December 31, 2015 compared to $40.0 million as of December 31, 2014. Total shareholders’ equity decreased $27.8 million, or 6.8%, to $380.7 million as of December 31, 2015, compared to $408.5 million as of December 31, 2014, primarily from the loss over the period.
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

The following table sets forth the amount of loans, by category, as of the respective periods.
TABLE 2-TOTAL LOANS BY LOAN TYPE

	As of December 31,
(In thousands)	2015		2014		2013		2012		2011
			(Restated)		(Restated)		(Restated)		(Restated)
Construction	$522,278	15.1%	$311,527	11.7%	$201,744	8.9%	$165,757	9.0%	$194,295	12.3%
Commercial real estate	1,423,545	41.2%	1,228,847	46.0%	1,093,401	48.3%	959,084	51.9%	772,852	48.9%
Consumer real estate	264,422	7.6%	132,950	5.0%	117,653	5.2%	103,516	5.6%	81,663	5.2%
Commercial and industrial	1,226,660	35.6%	982,061	36.7%	834,093	36.9%	604,922	32.7%	518,076	32.8%
Consumer	21,688	0.5%	18,637	0.6%	16,402	0.7%	14,073	0.8%	14,318	0.8%
Total loans	$3,458,593	100.0%	$2,674,022	100.0%	$2,263,293	100.0%	$1,847,352	100.0%	$1,581,204	100.0%
During the fourth quarter of 2015, the Company acquired $182.2 million in loans as a result of the SIBC acquisition. As of December 31, 2015, the balances of the loans acquired were $180.9 million, or 5.2% of the total loan portfolio.
The Company’s primary focus has been on commercial real estate and commercial and industrial, or C&I, lending, which represented approximately 77% and 83% of the loan portfolio as of December 31, 2015 and December 31, 2014, respectively. Although management expects continued growth with respect to the loan portfolio, it does not expect any significant changes over the foreseeable future in the composition of the loan portfolio or in the emphasis on commercial real estate and C&I lending. The Company has a significant portion of its commercial real estate loans are related to customers which participate in federal tax credit or other federal guarantee programs. The Company anticipates more demand in C&I lending over the next year. The Company continues to have a strong loan pipeline in the markets that it serves as evidenced by its double digit loan growth year over year.
A significant portion, $449.1 million, or 31.5%, as of December 31, 2015, compared to $419.3 million, or 34.1%, as of December 31, 2014, of the commercial real estate exposure represented loans to commercial businesses secured by owner occupied real estate. C&I loans represent the second largest category of loans in the portfolio. The Company attributes its C&I loan growth during the year in part to the economic expansion in the New Orleans area and the acquisition of new loan customers from other financial institutions. During 2015, the Company's construction loan portfolio grew 67.7% compared to 2014, primarily due to the funding of construction loans related to federal tax credit projects, hotels and residential real estate development.
The Company does have exposure to the oil and gas industry in its commercial loan portfolio. At December 31, 2015, the Company's direct oil and gas C&I loan portfolio was approximately $158.4 million, or 4.5%, of its total loan portfolio, with an additional $6.7 million in outstanding loan commitments. Of this amount, the Company's exposure to exploration and production in its oil and gas portfolio was approximately $90.2 million with outstanding commitments of $3.4 million to one borrower. The Company's remaining direct oil and gas exposure was primarily maritime service companies. The Company also had exposure to indirect oil and gas loans in its portfolio of $65.6 million with outstanding commitments of $13.1 million. The Company has provided $30.0 million or 40.0% of its total allowance for loan losses for its one large exploration and production loan. The Company determined a specific reserve was necessary due to its evaluation of the most recent reserves report, the historically low year end price of oil at December 31, 2015, and based on difficulties experienced by the customer in order to bring the shallow-water well back to production. Management believes that the specific reserve is adequate to cover any exposure related to this loan. The shallow-water well related to this loan began producing during the third quarter of 2016. The Company is actively monitoring both its direct and indirect oil and gas related loans.

The following table sets forth the contractual maturity ranges, and the amount of loans with fixed and variable rates, in each maturity range.
TABLE 3-LOAN MATURITIES BY LOAN TYPE

	As of December 31, 2015
(In thousands)	Due Within One Year	After One but Within Five Years	After Five Years	Total
Construction	$177,374	$257,059	$87,845	$522,278
Commercial real estate	312,940	1,047,707	62,898	1,423,545
Consumer real estate	26,581	72,406	165,435	264,422
Commercial and industrial	622,534	551,233	52,893	1,226,660
Consumer	11,175	9,871	642	21,688
Total	$1,150,604	$1,938,276	$369,713	$3,458,593
Amounts with fixed rates	$305,920	$898,448	$280,156	$1,484,524
Amounts with variable rates	844,684	1,039,828	89,557	1,974,069
Total	$1,150,604	$1,938,276	$369,713	$3,458,593
The Company has seen a shift in customer demand for loans with a variable rate of interest, which is represented in the table above. As of December 31, 2015, the Company had 57.1% of its loan portfolio, by dollar amount, which bears a variable rate of interest and 42.9% which bears a fixed rate of interest. Of the loans due within one year, 73.4% of the loans by dollar amount bear a variable rate of interest, and 26.6% bear a fixed rate of interest. As of December 31, 2015, approximately 94.3% of the variable rate loans in the Company’s portfolio, by dollar amount, contained floors. In order to offset the imbalance between fixed and variable rate loans, the Company entered into a series of swaps with a total notional amount of $325.0 million, which is further discussed in Note 20 of the consolidated financial statements. The swaps are intended to rebalance the composition of the portfolio make-up to a more evenly balanced loan portfolio.
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

The following table sets forth information regarding nonperforming assets as of the dates indicated:
TABLE 4-NONPERFORMING ASSETS

	As of December 31,
(In thousands)	2015	2014	2013	2012	2011
Nonaccrual loans	$154,938	$21,228	$16,396	$21,083	$9,017
Restructured loans	3,283	1,571	1,628	2,336	1,403
Total nonperforming loans	158,221	22,799	18,024	23,419	10,420
Other assets owned(1)	290	290	276	—	18
Other real estate owned	5,232	5,549	3,733	8,632	7,991
Total nonperforming assets	$163,743	$28,638	$22,033	$32,051	$18,429
Accruing loans past due 90+ days(2)	$141	$28	$150	$—	$—
Nonperforming loans to total loans(3)	4.57%	0.85%	0.79%	1.26%	0.65%
Nonperforming loans to total assets	3.36%	0.61%	0.55%	0.88%	0.47%
Nonperforming assets to total assets(3)	3.48%	0.77%	0.67%	1.20%	0.83%
Nonperforming assets to loans, other real estate owned and other assets owned(3)	4.73%	1.07%	0.96%	1.72%	1.15%

(1)	Represents repossessed property other than real estate.

(2)	The amount represents cash secured tuition loans.

(3)
Ratios for the periods 2011-2014 related to total loans and total assets have been restated. See Note 2 of the Company's financial statements included in this report for an explanation of the restatements.

Approximately $1.8 million of gross income would have been reported if all loans on nonaccrual status had been current in accordance with their original terms for the year ended December 31, 2015.
Total nonperforming assets increased $135.1 million compared to December 31, 2014, and total nonperforming assets as a percentage of loans and other real estate owned increased by 366 basis points over the period. The increase resulted from an increase in the Company's impaired loans at December 31, 2015 primarily relating to its exploration and production loan of $90.2 million and commercial real estate loans of $20.5 million.
Potential problem loans are those loans that are not categorized as nonperforming loans, but where current information indicates that the borrower may not be able to comply with present loan repayment terms. These are generally referred to as its watch list loans. The Company monitors these loans closely and reviews their performance on a regular basis. At December 31, 2015, the Company had classified loans in its C&I loan portfolio of $19.3 million classified as doubtful, $161.4 million as substandard and $7.4 million as special mention. At December 31, 2014 the Company had classified loans in its C&I loan portfolio of $24.8 million classified as substandard. The increase in the Company's classified C&I loan portfolio compared to December 31, 2014 was due primarily to its one exploration and production loan which was affected by the fluctuations in energy commodity prices and the lack of production from its shallow-water well. The Company continues to monitor this credit as the borrower has experienced issues with distribution and production from its shallow-water well. The shallow-water well began production during the third quarter of 2016. The Company will continue to monitor its exposure in its oil and gas portfolio as well as the changes in energy commodity prices and related risks throughout 2016.
The Company monitors past due status as an indicator of credit deterioration and potential problem loans. A loan is considered past due when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. To the extent that loans become past due, management assesses the potential for loss on such loans as it would with other problem loans and considers the effect of any potential loss in determining its provision for probable loan losses. Management also assesses alternatives to maximize collection of any past due loans, including, without limitation, restructuring loan terms, requiring additional loan guarantee(s) or collateral or other planned action. Additional information regarding past due and potential problem loans as of December 31, 2015 is included in Note 8 to the Company’s financial statements included in this report.

The following table sets forth the allocation of the Company’s nonaccrual loans among various categories within its loan portfolio as of the respective periods.
TABLE 5-NONACCRUAL LOANS

	As of December 31,
(In thousands)	2015	2014	2013	2012	2011
Construction	$2,633	$792	$75	$806	$2,244
Commercial real estate	27,937	12,146	10,133	5,831	3,463
Consumer real estate	4,538	1,919	2,347	818	1,739
Commercial and industrial	119,705	6,051	3,784	13,556	1,489
Consumer	125	320	57	72	82
Total nonaccrual loans	$154,938	$21,228	$16,396	$21,083	$9,017
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
The allowance for loan losses was $78.5 million, or 2.27% of total loans, as of December 31, 2015, compared to $42.3 million, or 1.58% of total loans, as of December 31, 2014, an increase of 69 basis points over the period. The increase in the allowance was due to primarily to an increase of $30.0 million in specific reserves as a result of one large exploration and production loan and $6.1 million for other loans in its portfolio which moved to the criticized category or experienced further deterioration. The Company also increased its general reserves due to the growth in its loan portfolio during the year. The increase in the allowance was offset by net charge-offs of $7.4 million. Net charge-offs as a percentage of average loans was 0.25% in 2015, compared to 0.07% in 2014.

The following table provides an analysis of the allowance for loan losses and net charge-offs for the respective periods.
TABLE 6-SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

	As of and for the Years Ended December 31,
	2015	2014	2013	2012	2011
(In thousands)
Balance, beginning of year	$42,336	$32,143	$26,977	$18,122	$12,508
Charge-offs:
Construction	12	18	46	—	—
Commercial real estate	4,105	1,034	292	1,262	614
Consumer real estate	55	63	—	59	700
Commercial and industrial	3,528	648	4,229	1,068	864
Consumer	143	166	202	172	284
Total charge-offs	7,843	1,929	4,769	2,561	2,462
Recoveries:
Construction	—	30	—	16	—
Commercial real estate	323	—	19	132	—
Consumer real estate	6	—	30	22	9
Commercial and industrial	87	71	68	153	10
Consumer	31	21	18	58	47
Total recoveries	447	122	135	381	66
Net charge-offs	7,396	1,807	4,634	2,180	2,396
Provision for loan loss	43,538	12,000	9,800	11,035	8,010
Balance, end of year	$78,478	$42,336	$32,143	$26,977	$18,122
Net charge-offs to average loans	0.25%	0.07%	0.22%	0.12%	0.19%
Allowance for loan losses to total loans(1)	2.27%	1.58%	1.40%	1.45%	1.13%

(1)	Ratios for the periods 2011-2014 related to total loans have been restated. See Note 2 of the Company's financial statements included in this report for an explanation of the restatements.
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

TABLE 7-ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	As of December 31,
	2015		2014		2013		2012		2011
(In thousands)	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
Construction	$5,027	6.4%	$4,030	9.5%	$2,790	8.7%	$2,004	7.4%	$722	4.0%
Commercial real estate	18,016	23.0	14,965	35.3	13,780	42.9	10,716	39.7	9,871	54.5
Consumer real estate	3,500	4.5	3,316	7.8	2,656	8.3	2,450	9.1	1,519	8.4
Commercial and industrial	51,736	65.9	19,814	46.8	12,677	39.4	11,675	43.3	5,928	32.7
Consumer	199	0.2	211	0.6	240	0.7	132	0.5	82	0.4
Total	$78,478	100.0%	$42,336	100.0%	$32,143	100.0%	$26,977	100.0%	$18,122	100.0%
Securities
The securities portfolio is used to provide a source of interest income, maintain a source of liquidity, and serve as collateral for certain types of deposits and borrowings. The Company manages its investment portfolio according to a written investment policy approved by the Board of Directors. Investment balances in the securities portfolio are subject to change over time based on the Company’s funding needs and interest rate risk management objectives. Liquidity levels take into account anticipated future cash flows and all available sources of credit and are maintained at levels management believes are appropriate to assure future flexibility in meeting anticipated funding needs.
The securities portfolio consists primarily of U.S. government agency obligations, mortgage-backed securities, and municipal securities, although the Company also holds corporate bonds. All of the securities have varying contractual maturities. However, these maturities do not necessarily represent the expected life of the securities as the securities may be called or paid down with or without penalty prior to their stated maturities, and the targeted duration for the investment portfolios is in the three to four year range. No investment in any of these securities exceeds any applicable limitation imposed by law or regulation. The Asset Liability Committee reviews the investment portfolio on an ongoing basis to ensure that the investments conform to the Company’s investment policy. All securities, except for the other equity securities, as of December 31, 2015 were classified as Level 2 assets, as their fair value was estimated using pricing models or quoted prices of securities with similar characteristics. The other equity securities as of December 31, 2015 were classified as Level 1 assets, as their fair value was estimated using quoted prices in active markets for identical assets.
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
The Company’s investment securities portfolio totaled $367.9 million at December 31, 2015, an increase of $31.2 million, or 9.3%, from December 31, 2014. The increase in its securities portfolio was primarily due to the acquisition of $36.9 million in investment securities from the First National Bank of Crestview and SIBC acquisitions during 2015, as well as the purchase of $30.9 million in other debt securities, offset by maturities, prepayments and calls of investment securities of $30.8 million. The Company purchased the other debt securities to invest a portion of its excess liquidity in higher yield, short duration investments. As of December 31, 2015, the weighted-average life of the portfolio was 5.95 years compared to 5.84 years as of December 31, 2014. As of December 31, 2015, investment securities having a carrying value of $233.2 million were pledged to secure public deposits, securities sold under agreements to repurchase, derivatives and borrowings.

The following table presents a summary of the amortized cost and estimated fair value of the investment portfolio.
TABLE 8-CARRYING VALUE OF SECURITIES

	As of December 31,
	2015			2014			2013
(In thousands)	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value
Available for sale:
U.S. government agency securities	$151,369	$(1,694)	$149,675	$161,461	$(3,934)	$157,527	$163,964	$(12,641)	$151,323
U.S. Treasury securities	13,015	(312)	12,703	13,019	(409)	12,610	13,022	(873)	12,149
Municipal securities	12,115	(15)	12,100	12,175	71	12,246	23,240	(73)	23,167
Mortgage-backed securities	78,227	(716)	77,511	57,025	62	57,087	57,010	(1,466)	55,544
Corporate bonds	8,103	(280)	7,823	8,263	(86)	8,177	37,023	(1,487)	35,536
Other equity securities	20	—	20	—	—	—	—	—	—
Other debt securities	25,994	—	25,994	—	—	—	—	—	—
Total available for sale	$288,843	$(3,017)	$285,826	$251,943	$(4,296)	$247,647	$294,259	$(16,540)	$277,719
Held to maturity:
Municipal securities	$38,950	$1,870	$40,820	$41,255	$2,120	$43,375	$44,294	$(304)	$43,990
Mortgage-backed securities	43,124	(1,144)	41,980	47,821	(240)	47,581	50,610	(3,634)	46,976
Total held to maturity	$82,074	$726	$82,800	$89,076	$1,880	$90,956	$94,904	$(3,938)	$90,966
As of December 31, 2015, all of the Company’s mortgage-backed securities were agency securities, and the Company did not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, sub-prime, Alt-A, or second lien elements in the investment portfolio.

The following table sets forth the fair value, amortized cost, maturities and approximated weighted average yield based on estimated annual income divided by the average amortized cost of the Company's securities portfolio at December 31, 2015. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
TABLE 9-SECURITIES MATURITIES AND WEIGHTED AVERAGE YIELD

	As of December 31, 2015
	Due Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
(In thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale:
U.S. government agency securities	$5,112	1.04%	$60,196	1.95%	$74,807	2.87%	$9,560	3.03%	$149,675	2.63%
U.S. Treasury securities	—	—	12,703	1.10	—	—	—	—	12,703	1.10
Municipal securities	2,501	2.59	9,599	2.76	—	—	—	—	12,100	2.67
Mortgage-backed securities	2,951	2.36	50,987	1.90	21,554	1.87	2,019	1.54	77,511	1.96
Corporate bonds	—	—	—	—	7,823	3.89	—	—	7,823	3.89
Other equity securities	—	—	—	—	—	—	20	—	20	—
Other debt securities	25,994	0.72	—	—	—	—	—	—	25,994	0.72
Total available for sale	$36,558	1.19%	$133,485	1.71%	$104,184	1.88%	$11,599	2.29%	$285,826	1.77%
Held to maturity:
Municipal securities	$2,329	3.80%	$25,706	3.70%	$10,241	4.12%	$674	3.92%	$38,950	3.74%
Mortgage-backed securities	861	7.87	10,967	3.66	4,175	2.72	27,121	3.43	43,124	3.51
Total held to maturity	$3,190	4.90%	$36,673	3.68%	$14,416	3.25%	$27,795	3.44%	$82,074	3.57%

The following table summarizes activity in the Company’s securities portfolio during 2015.
TABLE 10-SECURITIES PORTFOLIO ACTIVITY

(In thousands)	Available for Sale	Held to Maturity
Balance, December 31, 2014	$247,647	$89,076
Purchases	30,937	—
Received in acquisitions	36,754	—
Sales	—	(50)
Principal maturities, prepayments and calls	(30,834)	(6,685)
Amortization of premiums and accretion of discounts	43	(267)
Increase in market value	1,279	—
Balance, December 31, 2015	$285,826	$82,074
The funds generated as a result of sales and prepayments are used to fund loan growth and purchase other securities. The Company monitors the market conditions to take advantage of market opportunities with the appropriate interest rate risk management objectives.

Investment in Short-term Receivables
The Company invests in short-term trade receivables. These receivables are traded on an exchange and are covered by a repurchase agreement of the seller of the receivables, if not paid within a specified period of time. As of December 31, 2015, the Company had $25.6 million invested in short-term receivables at December 31, 2015, a decrease of $211.5 million compared to December 31, 2014. The decrease in investment in short-term receivables was due primarily to the Company's decision to reduce its exposure to short-term receivables and $69.9 million in impairment recorded with respect to an investment in short-term receivables discussed below. The Company, in 2016, collected its outstanding balance of $25.6 million in investments in short-term receivables as of December 31, 2015. The average yield on the short-term receivables was 2.77% during 2015 and 2.82% during 2014.
The Company had a material investment in short-term receivables related to an ethanol company whose parent company has filed for bankruptcy as of the date of this report. As a result of the bankruptcy event and discussions with its regulators, the Company recorded an impairment charge of approximately $69.9 million. The balance on the receivables became delinquent and the Company recorded impairment on the outstanding balance of the receivables. The Company continues to aggressively pursue all legal remedies available against the obligor for the receivables, its parent company as guarantor, and the seller of the receivables. The Company, as of December 31, 2015, has discontinued making any future investments in short-term receivables.
Cash and cash equivalents
Cash and cash equivalents result from excess funds that fluctuate daily depending on the funding needs of the Company and are currently invested overnight in interest-bearing deposit accounts at other financial institutions. The balance in interest-bearing deposits at other institutions and federal funds increased $280.4 million to $298.8 million at December 31, 2015, from $18.4 million at December 31, 2014. The primary cause of the increase at December 31, 2015 was excess liquidity from the proceeds of a $200.0 million, 10 year note, from the FHLB in the fourth quarter of 2015 for additional liquidity to fund loan growth. The Company’s cash activity is further discussed in the “Liquidity and Capital Resources” section below.
Investment in Real Estate Properties
The Company's investment in real estate properties decreased $3.6 million to $80.7 million at December 31, 2015 compared to $84.3 million at December 31, 2014. The Company's subsidiaries FNBC CDC and FNBC CDE make investments in real estate properties in disadvantaged areas in order to increase the supply of housing as part of its Community Reinvestment Act responsibilities. FNBC CDC purchases various affordable residential real estate properties in the New Orleans area for the purpose of making improvements to these properties and renting or selling the properties while FNBC CDE makes investments in certain Federal Low-Income housing units in the states of Louisiana, Mississippi, and Arkansas for the purposes of making improvements to the properties and renting such units.
Investment in Tax Credit Entities
The Company’s investment in tax credit entities totaled $108.6 million as of December 31, 2015, a decrease of $32.9 million, or 23.3%, compared to December 31, 2014. The decrease was due primarily to impairment of $59.5 million, partially offset by increased investment in tax credit entities of $27.8 million. The increase in investment was primarily due to increases in Federal and State Historic Rehabilitation tax credit investment of $34.2 million and Federal Low-Income Housing tax credit investment of $2.2 million, offset by a decrease in Federal and State NMTC of $8.6 million primarily due to the return of $14.4 million from the Company's investment in a tax credit entity whose purpose was to invest in State NMTC credits.
The Company has seen increasing demand in its markets for investment in tax credit projects. Currently, the investments are directed at tax credits issued under the Federal NMTC, Federal Historic Rehabilitation tax credit and Federal Low-Income Housing tax credit programs. The Company generates returns on tax credit-motivated projects through the receipt of federal and, if applicable, state tax credits. The Company generated Federal Historic Rehabilitation Tax Credits of $41.0 million in 2015 and expects to generate $55.0 million in 2016 from projects currently under construction. The Federal Low-Income Housing and Federal NMTC associated with the Company's investment in tax credit entities are recognized over the contract periods of the respective projects, which range from seven to 15 years.
The Company has received a total of $118.0 million in Federal NMTC allocations since 2011 through its own CDE. The Company received allocations of $50.0 million in 2013, $40.0 million in 2012, and $28.0 million in 2011. Federal NMTC projects for which an investment was made during 2011 to 2013 from the Company's own tax credit allocation substantially increased the Company's supply of credits recognizable over future periods. The Company was notified during 2015 and 2014 by the Community Development Financial Institutions Fund (CDFI) of the U.S. Treasury Department that it did not receive an allocation of Federal NMTC in those allocation years. Notwithstanding, the lack of allocations during the last two Federal

NMTC award cycles has not hindered the Company's ability to utilize Federal tax credit programs and make investments in tax credit projects as the Company invested in Federal NMTC projects and utilized Federal NMTC allocations of other CDEs as was common practices for the Company when it began its tax credit investment program. The Company was also able to increase its investment in Federal Historic Rehabilitation Tax Credit projects over 2014 and 2015. Management believes that these investments present attractive after tax economic returns, furthers the Company’s Community Reinvestment Act responsibilities, and supports the communities in which the Company serves. The Company maintains a pipeline of tax credit eligible projects in which it may invest to generate federal tax credits and any applicable equity income or loss. The Company continues to evaluate its strategic initiatives with respect to its investment in tax credit entities and could consider syndication of federal tax credits generated from some of its investments in the future. As the federal tax credits are syndicated, the tax benefits earned from those investments in the future may be reduced but would generate syndication fee income for the Company. Table 22-Future Tax Credits provides information on tax credits the Company expects to generate in future years based on investments the Company has made as of December 31, 2015.
Cash Surrender Value of Bank-Owned Life Insurance
At December 31, 2015, the Company maintained investments of $48.7 million in bank-owned life insurance products due to its attractive risk-adjusted return and protection against the loss of key executives, as compared to $47.3 million and $26.2 million at December 31, 2014 and 2013, respectively. During 2014, the Company increased its investment in bank-owned life insurance by $20.0 million. The tax equivalent yield on these products was 4.49%, 4.24%, and 4.05% for the years ended December 31, 2015, 2014, and 2013, respectively.
Deferred Tax Asset
The Company had a net deferred tax asset of $205.3 million as of December 31, 2015 due to its tax net operating losses, carryforwards related to unused tax credits, and the non-deductibility of the loan loss provision for tax purposes. The Company assesses the recoverability of its deferred tax asset quarterly, and the current and projected level of taxable income provides for the ultimate realization of the carrying value of these deferred tax assets. Net deferred tax assets as of December 31, 2015 increased $111.8 million, primarily as a result of $61.3 million in tax credits generated during 2015, current year tax expense of $46.62 million, a net benefit of $0.9 million related to other comprehensive income market value adjustments, $2.4 million in deferred tax asset acquired from SIBC, offset by basis adjustment of $1.9 million.
Other Assets
Other assets, consisting primarily of prepaid expenses and software, totaled $32.7 million as of December 31, 2015, as compared to $23.9 million and $20.6 million as of December 31, 2014 and 2013, respectively.
Deposits
Deposits are the Company’s primary source of funds to support earning assets. Total deposits were $3.8 billion at December 31, 2015, compared to $3.1 billion at December 31, 2014, an increase of $724.9 million, or 23.2%, as total interest-bearing deposits were up $719.1 million, or 26.1%. The Company's deposit balance was positively impacted by the acquisition of deposit liabilities from First National Bank of Crestview and State Investors Bank during 2015. Of this 23.3% deposit growth, 15.9% was attributable to organic growth and 7.4% was attributable to acquisitions. The Company's deposit balances increased across all categories during 2015 compared to 2014. The Company also attributes its continued organic deposit growth to a number of factors, primarily its core principle of developing and maintaining long-term relationships between the relationship banker and their customers through high quality service, relationship-based pricing, which provides for pricing enhancements based on a customer’s multiple relationships with the Company, and the Company’s commitment to the communities in which it serves.
The following table sets forth the composition of the Company’s deposits over the last three years.

TABLE 11-DEPOSIT COMPOSITION BY PRODUCT

	As of December 31,
(In thousands)	2015		2014		2013
			(Restated)		(Restated)
Noninterest-bearing demand	$368,421	9.6%	$362,577	11.6%	$289,597	10.6%
Negotiable Order of Withrdrawl (NOW) accounts	741,469	19.3	476,825	15.3	511,620	18.7
Money market accounts	1,277,078	33.2	1,055,505	33.8	655,173	24.0
Savings deposits	79,779	2.1	49,634	1.6	53,779	2.0
Certificates of deposit	1,377,095	35.8	1,174,352	37.7	1,219,155	44.7
Total deposits	$3,843,842	100.0%	$3,118,893	100.0%	$2,729,324	100.0%
The Company has seen a shift in its deposit mix since it began its tiered pricing program in 2014 and 2013 on all of its interest-bearing deposit products. Since that time, money market deposits have comprised a larger portion of the deposit mix as NOW account customers and certificates of deposit customers, whose certificates have matured, have migrated to money market accounts because of the Company's tiered pricing strategy. At December 31, 2015, 33.2% of total deposits were in money market deposits, a decrease of 0.6%, compared to December 31, 2014. NOW accounts comprised 19.3% of total deposits at December 31, 2015, an increase of 4.0%, compared to December 31, 2014. The Company lowered its NOW account rates in the lower balance tiers during 2014, which led to these accounts comprising a smaller percentage of the deposit mix than in prior years. Certificates of deposit comprised 35.8% of total deposits, a decrease of 1.9%, compared to December 31, 2014.
The following table presents the remaining maturities of the Company’s certificates of deposits at December 31, 2015.
TABLE 12-REMAINING MATURITIES OF CERTIFICATES OF DEPOSIT

	As of December 31, 2015
(In thousands)	Less than $100,000	$100,000 or Greater	CDARS®	Total
3 months or less	$48,473	$81,093	$66,762	$196,328
3-12 months	122,128	209,249	143,621	474,998
12-36 months	138,226	350,585	9,599	498,410
More than 36 months	61,526	145,833	—	207,359
Total	$370,353	$786,760	$219,982	$1,377,095
Short-term Borrowings
Although deposits are the primary source of funds for lending, investment activities and general business purposes, as an alternative source of liquidity, the Company may obtain advances from the Federal Home Loan Bank of Dallas, sell investment securities subject to its obligation to repurchase them, purchase Federal funds, and engage in overnight borrowings from the Federal Home Loan Bank or its correspondent banks. The level of short-term borrowings can fluctuate on a daily basis depending on the funding needs and the source of funds to satisfy the needs. The Company had $8.0 million in short-term borrowings outstanding at December 31, 2015, an increase of $8.0 million compared to December 31, 2014. The Company assumed the short-term borrowings in the SIBC acquisition which are due to mature between March 21, 2016 and November 28, 2016.
The Company also enters into repurchase agreements to facilitate customer transactions that are accounted for as secured borrowings. These transactions typically involve the receipt of deposits from customers that the Company collateralizes with its investment portfolio and had a weighted average rate of 1.43% for the year ended December 31, 2015 and 1.40% for the year ended December 31, 2014.
The following table details the average and ending balances of repurchase transactions as of and for the years ended December 31:

TABLE 13-REPURCHASE TRANSACTIONS

(In thousands)	2015	2014	2013
Average balance	$110,838	$104,728	$68,799
Ending balance	79,251	117,991	75,957
Long-term Borrowings
At December 31, 2015, the Company had long-term borrowings of $279.0 million, an increase of $239.0 million from December 31, 2014. Long-term borrowings at December 31, 2015 consisted of $236.0 million in FHLB advances, of which $36.0 million was a result of the SIBC acquisition, $60.0 million in subordinated debentures, a $3.1 million loan related to the Company's sponsored Employee Stock Ownership Trust, and a $40.0 million borrowing which is in the legal form of a long-term repurchase agreement. The Company entered into a $200.0 million, 10 year note, which bears interest based on the 3 month LIBOR from the FHLB. The Company entered into the debt for liquidity purposes to fund loan growth. The Company issued subordinated debentures during 2015 due to the favorable rate environment and the opportunity to inject additional capital into the Company to fund growth. The debentures were issued with a fixed rate of 5.75%. The loan related to the Company's sponsored Employee Stock Ownership Trust was entered into during the first quarter of 2015 to purchase 100,000 shares of Company stock. The $40.0 million borrowing was entered into during 2014 in connection with the Company’s asset liability management as a hedge against rising interest rates. The $40.0 million borrowing matures on April 1, 2019 and bears interest at a floating rate equal to three-month USD LIBOR plus 1.35%, and was 1.68% and 1.59% at December 31, 2015 and 2014, respectively.
Shareholders’ Equity
Shareholders’ equity provides a source of permanent funding, allows for future growth and provides the Company with a cushion to withstand unforeseen adverse developments. Shareholders’ equity decreased $27.8 million, or 6.8%, to $380.7 million as of December 31, 2015 from $408.5 million as of December 31, 2014, which was primarily attributable to the Company's results of operations for the year ended December 31, 2015.
Regulatory Capital
As of December 31, 2015, the Company and First NBC Bank were in compliance with all minimum regulatory capital requirements under Basel III, and First NBC Bank was classified as “adequately capitalized” for purposes of the FDIC’s prompt corrective action regulations.
The following table presents the actual capital amounts and regulatory capital ratios for the Company and First NBC Bank as of December 31, 2015 and 2014.
TABLE 14-REGULATORY CAPITAL RATIOS

	“Well- Capitalized” Minimums	At December 31, 2015		At December 31, 2014

(In thousands)		Actual	Amount	Actual	Amount
				(Restated)
First NBC Bank Holding Company
Tier 1 leverage capital		6.03%	$265,191	9.47%	$341,897
Tier 1 risk-based capital		6.33	265,191	10.28	341,897
Total risk-based capital		9.04	378,815	11.53	383,446
Common equity tier 1 risk-based capital		6.33	265,191	N/A	N/A
First NBC Bank
Tier 1 leverage capital	5.00%	7.44%	$321,346	8.80%	$315,750
Tier 1 risk-based capital	8.00	7.68	321,346	9.55	315,750
Total risk-based capital	10.00	8.96	374,976	10.80	357,112
Common equity tier 1 risk-based capital	6.50	7.68	321,346	N/A	N/A

RESULTS OF OPERATIONS
Income (loss) available to common shareholders was ($25.5) million, $43.3 million, and $31.0 million for the years ended December 31, 2015, 2014, and 2013, respectively. Earnings (loss) per share on a diluted basis were ($1.36) for 2015, $2.27 for 2014, and $1.87 for 2013. For the year ended December 31, 2015, net interest income increased $10.5 million, or 10.1%, over the same period of 2014, as interest income increased $18.9 million, or 12.8%, and interest expense increased $8.4 million, or 19.6%. The increase in interest income of $10.5 million, compared to the same period of 2014, was due to an increase in average interest-earning assets of $572.0 million, which increased interest income $18.9 million due primarily to an increase in volume of $24.3 million offset by a decrease due to rates of 23 basis points or $5.4 million. Net interest income was also impacted by an increase in interest expense of $8.4 million in 2015 compared to 2014, the yield on interest-bearing liabilities increased 1 basis point compared to the same period of 2014 and average interest-bearing liabilities increased $515.8 million over the same period.
For the year ended December 31, 2014, net interest income increased $22.1 million, or 26.9%, over the same period of 2013, as interest income increased $25.7 million, or 21.2%, and interest expense increased $3.6 million, or 9.1%. The increase in interest income of $25.7 million, compared to the same period of 2013, was due to an increase in average interest-earning assets of $456.5 million which increased interest income $25.7 million due primarily to an increase in rates of 13 basis points. Net interest income was also impacted by an increase in interest expense of $3.6 million in 2014 compared to 2013, the yield on interest-bearing liabilities decreased 9 basis points compared to the same period of 2013 and average interest-bearing liabilities increased $383.0 million over the same period.
The following discussion provides additional information on the Company’s operating results for the years ended December 31, 2015, 2014, and 2013, segregated by major income statement captions.
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
The Company’s net interest spread, which is the difference between the average yield earned on average earning assets and the average rates paid on average interest-bearing liabilities, was 2.95%, 3.19%, and 2.94% during the years ended December 31, 2015, 2014, and 2013, respectively. The Company’s net interest margin, which is net interest income as a percentage of average interest-earning assets, was 3.12%, 3.35%, and 3.10%, respectively for the same periods. The net interest spread and net interest margin were primarily impacted in 2015 and 2014 by the shift in the proportion of the Company’s loan portfolio to more floating rate loans from fixed rate loans and the Company's decrease in its cost of deposits over the same periods.
Net interest income increased 10.1% to $114.8 million in 2015, compared to $104.3 million in 2014. The primary driver of the increase in net interest income was a $18.9 million, or 12.8%, increase in interest income during 2015, as compared to the same period in 2014, which was partially offset by a $8.4 million, or 19.6%, increase in interest expense over the same periods. The increase in interest income was due primarily to the significant growth in average interest-earning assets during 2015 to $3.7 billion, an increase of $572.0 million compared to 2014. The average interest-earning asset yield decreased 23 basis points compared to 2014 and was negatively impacted by a decrease in the loan yield of 18 basis points and the 4 basis points impact from the excess liquidity of $135.2 million compared to 2014.
Net interest income increased 26.9% to $104.3 million in 2014, compared to $82.2 million in 2013. The increase in net interest income of $22.1 million was due to an increase in interest income of $25.7 million, or 21.2%, during 2014 as compared to the same period of 2013, offset by an increase in interest expense of $3.6 million, or 9.1%, during 2014 compared to 2013. The increase in interest income during 2014 was due primarily to the growth in average interest-earning assets to $3.1 billion, an increase of $456.5 million compared to 2013. The yield on earning assets increased 16 basis points in 2014 compared to 2013, which was impacted by a decrease in the loan yield of 5 basis points.
The decrease in the loan yield in 2015 compared to 2014 and 2014 compared to 2013 was due to the increase in the proportion of the loan portfolio represented by floating rate loans, which had a greater impact on the earning asset yield due to the fact that loans carry a higher average balance and yield compared to interest-bearing cash accounts, investment securities and investment in short-term receivables as a percentage of total assets, which carry lower average yields compared to loans. The percentage of loans to average interest-earning assets was 80.6% in 2015, compared to 79.9% in 2014, and 76.8% in 2013.

The Company has executed a total of $325.0 million of fixed swap agreements on a portion of its floating rate loan portfolio to hedge exposure to the impact of the loans with variable rates in its loan portfolio. The Company’s loan mix has shifted to more floating rate loans and has lowered its overall earning asset yield. The Company entered into the hedges in an effort to offset the loss in its earning asset yield, while still meeting the needs of its customers. The Company began receiving fixed payments on the hedge at inception. For the year ended 2015, the hedge increased the loan yield by 9 basis points. Management can increase the amount of the hedge at any time if the existing hedge does not evenly balance the portfolio ratio of fixed to variable rate loans. The hedges are expected to have a positive impact on the net interest margin in future periods.
The increase in interest expense was due primarily to an increase of $462.1 million in average interest-bearing deposits in 2015 to $3.1 billion, as compared to $2.6 billion for the same period in 2014, as well as the general mix of the average interest-bearing liabilities. The increase in average interest-bearing deposits was due primarily to an increase in volume of interest-bearing deposits of $6.1 million offset by a decrease due to rate of $1.7 million. The deposit yield decreased by 9 basis points compared to the prior year. The average rate on average interest-bearing liabilities increased 1 basis point in 2015. The increase in the Company's cost of funds compared to 2014 was due primarily to the Company's issuance of $60.0 million of subordinated debentures during 2015 as well as the $200.0 million in long-term floating rate borrowings from FHLB entered into during the fourth quarter of 2015. The Company issued the subordinated debentures in order to enhance the capital position of its bank subsidiary and entered into the long-term borrowings to enhance its liquidity position to fund loan growth. The growth in earning assets and deposits was attributable to the continued implementation of the Company’s organic growth strategy as its existing branches continued to increase market share in their respective markets and the two acquisitions during the year.
The increase in interest expense in 2014 compared to 2013 was due primarily to an increase in average interest-bearing deposits in 2014 to $2.6 billion, as compared to $2.3 billion for the same period of 2013. The increased volume of interest-bearing liabilities of $5.7 million was offset by the average rate on average interest-bearing liabilities which decreased 9 basis points in 2014. Also, beginning in the third quarter of 2013, the Company began shifting its interest-bearing deposits to tiered rates and pricing as management continued to focus its efforts to lower its cost of funds without compromising its strategic goal of relationship-based pricing for its customers. The Company's tiered pricing on its deposit products decreased the average rate on interest-bearing deposits 7 basis points in 2014.

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
TABLE 15-AVERAGE BALANCES, NET INTEREST INCOME AND INTEREST YIELDS/RATES

	2015			2014			2013
(In thousands)	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
				(Restated)			(Restated)
Assets:
Interest-earning assets:
Interest-bearing cash	$167,038	$387	0.23%	$31,812	$63	0.20%	$67,300	$145	0.22%
Federal funds sold	3,200	77	2.39%	43	—	0.20%	27	—	0.20%
Total interest-bearing cash and cash equivalents	170,238	464	0.27%	31,855	63	0.20%	67,327	145	0.22%
Investment in short-term receivables	198,837	5,514	2.77%	230,604	6,512	2.82%	169,541	4,449	2.62%
Investment securities	345,868	8,617	2.49%	361,582	9,147	2.53%	378,671	8,170	2.16%
Loans (including fee income)	2,967,694	151,307	5.10%	2,486,621	131,296	5.28%	2,038,586	108,568	5.33%
Total interest-earning assets	3,682,637	165,902	4.50%	3,110,662	147,018	4.73%	2,654,125	121,332	4.57%
Less: Allowance for loan losses	(48,854)			(36,965)			(28,523)
Noninterest-earning assets	538,103			456,622			355,594
Total assets	$4,171,886			$3,530,319			$2,981,196
Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Savings deposits	$56,704	$356	0.63%	$52,303	$409	0.78%	$50,269	$325	0.65%
Money market accounts	1,148,754	13,915	1.21%	859,743	11,509	1.34%	455,918	6,757	1.48%
NOW accounts	618,439	6,526	1.06%	497,346	5,678	1.14%	521,721	6,665	1.28%
Certificates of deposit	1,028,109	18,778	1.83%	996,700	18,112	1.82%	1,056,066	18,734	1.77%
CDARS®	221,726	4,947	2.23%	205,560	4,475	2.18%	171,799	3,758	2.19%
Total interest-bearing deposits	3,073,732	44,522	1.45%	2,611,652	40,183	1.54%	2,255,773	36,239	1.61%
Short-term borrowings and repurchase agreements	110,838	1,577	1.42%	105,064	1,532	1.46%	69,971	1,022	1.46%
Other borrowings	110,835	4,995	4.51%	62,866	1,014	1.61%	70,837	1,887	2.66%
Total interest-bearing liabilities	3,295,405	51,094	1.55%	2,779,582	42,729	1.54%	2,396,581	39,148	1.63%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	397,115			325,837			238,270
Other liabilities	49,137			37,492			33,853
Total liabilities	3,741,657			3,142,911			2,668,704
Shareholders’ equity	430,229			387,408			312,492
Total liabilities and equity	$4,171,886			$3,530,319			$2,981,196
Net interest income		$114,808			$104,289			$82,184
Net interest spread(1)			2.95%			3.19%			2.94%
Net interest margin(2)			3.12%			3.35%			3.10%

(1)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

(2)	Net interest margin is net interest income divided by total average interest-earning assets.

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
TABLE 16-SUMMARY OF CHANGES IN NET INTEREST INCOME

	For the Years Ended December 31,
	2015 Over 2014			2014 Over 2013
	Increase/(Decrease) Due to Change In			Increase/(Decrease) Due to Change In
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
				(Restated)
Interest-earning assets:
Loans (including fee income)	$25,242	$(5,231)	$20,011	$23,852	$(1,124)	$22,728
Interest bearing cash	276	48	324	(76)	(6)	(82)
Federal funds sold	40	37	77	—	—	—
Investment in short-term receivables	(896)	(102)	(998)	1,628	435	2,063
Investment securities	(396)	(134)	(530)	(417)	1,394	977
Total increase (decrease) in interest income	$24,266	$(5,382)	$18,884	$24,987	$699	$25,686
Interest-bearing liabilities:
Savings deposits	$30	$(83)	$(53)	$15	$69	$84
Money market accounts	3,760	(1,354)	2,406	5,878	(1,126)	4,752
NOW accounts	1,352	(504)	848	(288)	(699)	(987)
Certificates of deposit	925	213	1,138	(322)	417	95
Borrowed funds	1,686	2,340	4,026	370	(733)	(363)
Total increase (decrease) in interest expense	$7,753	$612	$8,365	$5,653	$(2,072)	$3,581
Increase (decrease) in net interest income	$16,513	$(5,994)	$10,519	$19,334	$2,771	$22,105
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
The Company recorded a provision for loan losses of $43.5 million, an increase of $31.5 million from the same period in 2014. The increase in the provision for loan losses was due primarily to the recording of $30.0 million in the specific reserves attributable to one large exploration and production loan and an additional $5.0 million for other loans in its portfolio which were moved to the criticized category or experienced further deterioration and downgrades at December 31, 2015 as well as an increase in its general reserves. The Company believes that the allowance for loan losses was adequate at December 31, 2015 and 2014 to cover incurred losses in the loan portfolio. The allowance for loan losses to total loans increased to 2.27% at December 31, 2015 compared to 1.58% at December 31, 2014 an increase of 69 basis points.
Noninterest Income
For the year ended December 31, 2015, noninterest income was ($56.4) million, compared to $13.8 million and $14.3 million for the same periods in 2014 and 2013, respectively. Noninterest income was impacted in 2015 primarily by decreases resulting from the impairment of short-term receivables of $69.9 million, other noninterest income of $2.2 million, CDE fees of $0.7 million, gain on loans sold of $0.5 million, and gain on assets sold of $0.3 million, offset by increases in rental property income of $0.1 million, income from sale of state tax credits earned of $3.1 million, and cash surrender value income on bank owned life insurance of $0.3 million compared to 2014.

The decrease in noninterest income in 2014 compared to 2013 was primarily due to decreases in CDE fees of $1.3 million, gain on assets sold of $1.0 million, and income from sale of state tax credits of $0.5 million compared to 2013. The Company did not receive an allocation of Federal NMTC in 2014 which impacted the CDE fees earned from the Company's CDE as compared to 2013.
The following table presents the components of noninterest income for the years indicated.
TABLE 17-NONINTEREST INCOME

(In thousands)	2015	2014	Percentage Increase (Decrease)	2013	Percentage Increase (Decrease)
		(Restated)		(Restated)
Service charges on deposit accounts	$2,311	$2,147	7.6%	$2,027	5.9%
Investment securities gain (loss), net	(50)	135	NM	316	(57.3)
Gain (loss) on assets sold, net	(272)	64	NM	1,081	(94.1)
Gain on sale of loans, net	147	649	(77.3)	835	(22.3)
Cash surrender value income on bank-owned life insurance	1,402	1,102	27.2	681	61.8
Sale of state tax credits earned	4,068	1,002	NM	1,456	(31.2)
Community Development Entity fees earned	882	1,565	(43.6)	2,875	(45.6)
ATM fee income	2,082	1,958	6.3	1,859	5.3
Rental property income	3,524	3,633	(3.0)	2,297	58.2
Impairment of short-term receivables	(69,895)	—	NM	—	—
Other	(645)	1,575	NM	859	83.4
Total noninterest income	($56,446)	$13,830	NM	$14,286	(3.2)%
Service charges on deposit accounts. The Company earns fees from its customers for deposit-related services and these fees comprise a significant and predictable component of the Company’s noninterest income. These charges increased $0.2 million in 2015 over the prior year and increased $0.1 million between 2014 and 2013. During 2015, the fees increased compared to 2014 primarily due to the increase in noninterest-bearing deposit accounts.
Investment securities gain (loss), net. The Company experienced a decrease in investment securities gains of $0.2 million in 2015 compared to 2014. From time to time, the Company sells investment securities held as available for sale to fund loan demand, manage its asset liability sensitivity or other business purposes. During 2014 and 2013, the Company sold securities to fund loan demand.
Gain (loss) on assets sold, net. The decrease of $0.3 million in 2015 compared to 2014 was due primarily to the loss of $0.2 million on the sale of an acquired branch. The decrease of $1.0 million in 2014 compared to 2013 was due primarily to the gain on sale of other real estate owned in 2013 of $1.1 million.
Gain on sale of loans, net. The Company has historically been an active participant in Small Business Administration (SBA) and USDA loan programs as a preferred lender and typically sells the guaranteed portion of the loans that it originates. In 2015, the gain on sale of loans, net decreased $0.5 million compared to 2014, primarily due to the fact that the Company, in the prior year, sold more guaranteed portions of SBA/USDA loans than in the current year. The decrease of $0.2 million in 2014 compared to 2013 was primarily due to the gain on sale of acquired impaired loans of $0.3 million in 2013, offset by a decrease of $0.1 million in sales of loans guaranteed by the SBA. The Company believes these government guaranteed loan programs are an important part of its service to the businesses in its communities and expects to continue expanding its efforts and income related to these programs.
Cash surrender value income on bank-owned life insurance. The income earned from bank-owned life insurance increased 27.2% compared to the prior year and increased 61.8% in 2014 compared to 2013. The increase in income earned of $0.3 million in 2015 compared to 2014 is due primarily to the higher yield earned on the bank-owned life insurance during the current year. During 2014, the Company invested $20.0 million in additional bank-owned life insurance policies. The increase in cash surrender value income compared to 2013 is due primarily to the additional investment made by the Company in 2014.
Sale of state tax credits earned. As part of the Company’s investment in projects that generate federal income tax credits, the Company may receive state tax credits along with federal credits. Although the Company cannot utilize most of the state tax credits to offset its own tax liability, the Company earns income from the sale of state tax credits. The increase of $3.1 million in 2015 compared to 2014, was due primarily to the Company selling more State Historic Rehabilitation Tax Credits in the current year compared to the prior year. The decrease of $0.5 million in 2014 compared to 2013, was due primarily to the decrease in syndication fees included in state tax credits which were generated from the $23.9 million in qualified equity investment that the Company was awarded under the State of Louisiana New Markets Jobs Act in 2013.
Community Development Entity fees earned. The Company earns management fees, through its subsidiary, First NBC Community Development Fund, LLC, related to the Fund’s Federal NMTC investments. The Company recognizes the fees related to the tax credit projects when they are earned. The fees are earned at the time that qualified equity investments are made and over the seven year term of the investment. These fees are contingent on the timing and receipt of the award from the Community Development Financial Institutions Fund of the U.S. Treasury and the amount of the allocation awarded. The Company receives CDE fees on an annual basis for projects which are still within the compliance period. The CDE fees earned decreased $0.7 million in 2015 compared to 2014 and decreased $1.3 million in 2014 compared to 2013. The decrease in 2015 is primarily due to the fact that there were more projects which closed in the prior year. The decrease in 2014 was due to the Company not receiving a Federal NMTC allocation in the current year compared to 2013 when the Company received an allocation of $50 million.
ATM fee income. This category includes income generated by automated teller machines, or ATMs. The income earned from ATMs increased $0.1 million for the year ended December 31, 2015 compared to December 31, 2014. The balance increased $0.1 million for the year ended December 31, 2014 compared to December 31, 2013. The increase over each period was due primarily to an increase in transaction volumes.
Rental property income. The income earned from rental properties decreased $0.1 million for the year ended December 31, 2015 compared to December 31, 2014 and increased $1.3 million for the year ended December 31, 2014 compared to December 31, 2013. The rental property income is primarily due from the rental income recognized from the consolidation of Federal Low-Income Housing investments VIEs which own Federal Low-Income Housing units.
Impairment of short-term receivables. The impairment of investment in short-term receivables in 2015 was due to the impairment of $69.9 million of the Company's investment in short-term receivables.
Other. This category includes a variety of other income producing activities, including income generated from trust services, credit cards and wire transfers. The decrease in other in 2015 compared to 2014 was due primarily to the realized loss from a SBIC investment of $0.9 million. The increase in other in 2014 compared to 2013 was due primarily to the recognition of income from the expiration of an option agreement that the Company had with a customer.
Noninterest Expense
Noninterest expense consists primarily of salary and employee benefits, occupancy, impairment of tax credit entities, and other expenses related to the Company’s operation and expansion. Noninterest expense increased by $52.0 million, or 55.1%, in 2015 compared to 2014 and increased $17.9 million, or 23.4%, in 2014 compared to 2013. The increase in 2015 was due primarily to the Company's continued growth as most components of noninterest expense increased during the year compared to 2014 and 2014 compared to 2013.

The following table presents the components of noninterest expense for the years indicated.
TABLE 18-NONINTEREST EXPENSE

(In thousands)	2015	2014	Percentage Increase (Decrease)	2013	Percentage Increase (Decrease)
		(Restated)		(Restated)
Salaries and employee benefits	$30,473	$24,867	22.5%	$23,813	4.4%
Occupancy and equipment expenses	12,475	10,796	15.6	10,116	6.7
Professional fees	8,878	7,587	17.0	6,929	9.5
Taxes, licenses and FDIC assessments	6,709	5,146	30.4	4,245	21.2
Impairment of investment in tax credit entities	59,540	25,067	NM	13,099	91.4
Write-down of foreclosed assets	261	385	(32.2)	235	63.8
Data processing	6,188	4,721	31.1	4,219	11.9
Advertising and marketing	3,596	2,886	24.6	2,427	18.9
Rental property expenses	5,171	5,182	(0.2)	4,736	9.4
Other	13,035	7,698	69.3	6,632	16.1
Total noninterest expense	$146,326	$94,335	55.1%	$76,451	23.4%
Salaries and employee benefits. Salaries and employee benefits are one of the largest components of noninterest expense and include employee payroll expense, the cost of incentive compensation, benefit plans, health insurance, and payroll taxes, all of which have increased in each of the past three years as the Company has hired more employees and expanded its banking operations, branch network, and transaction volumes. These expenses increased $5.6 million, or 22.5%, during 2015 and increased $1.1 million, or 4.4%, during 2014, as a result of new personnel added to support higher levels of assets, loan origination, deposit growth and wealth management activities. The increase in salaries and employee benefits during 2015 and 2014 was also due to an increase in salary levels.
Occupancy and equipment expenses. Occupancy and equipment expenses, consisting primarily of rent and depreciation, were $12.5 million, an increase of $1.7 million, or 15.6%, from $10.8 million in 2014. The increase for the year ended December 31, 2015 compared to year ended December 31, 2014 was due primarily to the increase in depreciation expense of $0.5 million and rent expenses of $0.4 million related to the acquisition of three branches in the First National Bank of Crestview acquisition and one month of expense for the four branches acquired from State Investors. The increase was also due to an increase in maintenance contracts of $0.5 million. The Company anticipates disposing of several of the State Investors branches acquired in 2015 as they are within its current branch footprint. The increase of $0.7 million, or 6.7%, for the year ended December 31, 2014 compared to year ended December 31, 2013 was due primarily to an increase in depreciation expense of $0.2 million and maintenance contracts of $0.3 million. The level of the Company’s occupancy expenses is related to the number of branch offices that it maintains, and management expects that these expenses will increase as the Company continues to implement its strategic growth plan.
Professional fees. Professional fees include fees paid to external auditors, loan review professionals and other consultants, as well as legal services required to complete transactions and resolve legal matters on delinquent loans. These fees increased to $8.9 million, compared to $7.6 million, and $6.9 million for the same periods of 2014 and 2013, respectively. The increase in professional fees during 2015 was due primarily to increases of $0.7 million in merger costs, $0.2 million in external audit costs, and $0.2 million in CDE management fees, offset by decreases of $0.2 million in CDE consulting fees and $0.2 million of CDE audit fees. The increase in professional fees in 2014 compared to 2013 was due primarily to increases of $0.5 million in external audit costs, $0.4 million in fees related to investments in short-term receivables, and $0.2 million in CDE audit fees, offset by a decrease of $0.6 million in CDE consulting fees.
Taxes, licenses and FDIC assessments. The Company’s FDIC insurance premiums and assessments comprise the largest component of this category. The expenses related to taxes, licenses and FDIC insurance premiums and assessments were higher in 2015. The increase was $1.6 million, or 30.4%, compared to 2014. The increase in 2014 compared to 2013 was $0.9 million, or 21.2%. The increases over all periods were primarily attributable to increases in the FDIC assessment due to the strong growth in the Company’s deposits, the acquisition of deposit liabilities from the First National Bank of Crestview acquisition during 2015, and increases in the bank shares tax expense.
Impairment of investment in tax credit entities. Impairment of investment in tax credit entities represents impairment recorded during the current year for investments in entities that undertake projects that qualify for tax credits against federal and state income taxes as well as any applicable equity income or loss on its equity investment. At this time, investments are directed at tax credits issued under the Federal New Markets, Federal and State Historic Rehabilitation and Federal Low-Income Housing tax credit programs. All of the Company’s investments in tax credit entities are evaluated for impairment at the end of each reporting period and the Company records impairment, if any, in its consolidated statement of income as a component of noninterest expense.
The following table presents the impairment of investments in tax credit entities by type of credit for the respective periods.
TABLE 19-TAX CREDIT INVESTMENT IMPAIRMENT BY CREDIT TYPE

	For the Years Ended December 31,
(In thousands)	2015	2014	2013
		(Restated)	(Restated)
Federal Low-Income Housing	$1,679	$1,596	$1,085
Federal and State Historic Rehabilitation	43,049	12,605	7,200
Federal NMTC	14,812	10,866	4,814
Total impairment of investment in tax credit entities	$59,540	$25,067	$13,099
The increase of $34.5 million in impairment of investment in tax credit entities in 2015 compared to 2014 is due primarily to the increased investment in Federal and State Historic Rehabilitation tax credit investments and the amount of Federal and State Historic Rehabilitation tax credits earned in 2015. The increase in 2014 compared to 2013 was due to an increase in its investment in Federal and State Historic Rehabilitation and Federal NMTC tax credit entities and tax credits earned in 2014 compared to 2013.
Write-down of foreclosed assets. Write-downs of foreclosed assets decreased $0.1 million, or 32.2%, in 2015 compared to 2014 and increased $0.2 million, or, 63.8%, in 2014 compared to 2013.
Data processing. Data processing expenses increased $1.5 million, or 31.1%, in 2015 compared to 2014 and increased $0.5 million, or 11.9%, in 2014 compared to 2013. The increase was due primarily to conversion cost related to the First National Bank of Crestview and State Investors acquisitions as well as increased transaction volume due to the Company's organic growth. The increase in 2014 compared to 2013 was due primarily to increased transaction volume due to Company's organic growth.
Advertising and marketing. Advertising and marketing expenses increased $0.7 million, or 24.6%, in 2015 compared to 2014 and increased $0.5 million, or 18.9% , in 2014 compared to 2013. The increase over all years is due to an increase in contributions and sponsorships.
Rental property expenses. Rental property expenses were flat in 2015 compared to 2014 and increased $0.4 million in 2014 compared to 2013. The rental property expenses represent operating expenses related to the consolidation of Federal Low-Income Housing investments which are VIEs which own Federal Low-Income Housing units.
Other. These expenses include costs related to insurance, customer service, communications, supplies and other operations. The increase in other in 2015 compared to 2014 was due primarily to $1.2 million of impairment related to a real estate development owned by the Bank's CDC. The increase in other noninterest expense over 2014 compared to 2013 was primarily attributable to an increase in categories of other noninterest expenses proportional to the overall growth and an increase in transaction volume and number of customers resulting from the Company's organic growth.
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
The Company recognized an income tax benefit for the year ended December 31, 2015 of $106.3 million, compared to $32.7 million, and $23.4 million for the same periods of 2014 and 2013, respectively. The increase in income tax benefit for the periods presented was due primarily to the significant increase in tax credit investment activity in the years presented.
The Company expects to experience an effective tax rate below the statutory rate of 35% due primarily to the receipt of Federal New Markets, Federal Low-Income Housing, and Federal Historic Rehabilitation tax credits.

The following table presents the reconciliation of expected income tax provisions using statutory federal rates to actual benefit for income taxes recognized.
TABLE 20-RECONCILIATION OF INCOME TAX PROVISION

	For the Years Ended December 31,
(In thousands)	2015	2014	2013
		(Restated)	(Restated)
Tax (benefit) expense at statutory rates	$(46,026)	$4,125	$3,577
Tax credits:
Federal Low-Income Housing	(3,965)	(3,642)	(3,700)
Federal Historic Rehabilitation	(40,970)	(19,321)	(10,497)
Federal NMTC	(16,349)	(15,482)	(14,224)
Other tax credits	(616)	(617)	—
Total tax credits	(61,900)	(39,062)	(28,421)
Tax credit basis reduction	1,904	1,647	2,019
Tax exempt income	(764)	(87)	(1,070)
Valuation allowance for deferred tax assets	127	143	173
Other	394	511	315
Benefit for income taxes	$(106,265)	$(32,723)	$(23,407)
Although the Company’s ability to continue to access new tax credits in the future will depend, among other factors, on federal and state tax policies, as well as the level of competition for future tax credits, the following table represents the federal income tax credits the Company expects to receive in the years indicated. The Company has made investments in Federal Historic Rehabilitation tax credit projects which have not been placed in service and as such have not received the credits. The table below in future periods for Federal Historic Rehabilitation tax credits includes amounts the Company expects to receive from those investments. The gross Federal Historic Rehabilitation and Federal NMTC credits, depending on the tax structure, could be offset by basis reduction of 35%.
The amount of basis reduction recorded related to the Company's investment in tax credit entities for the years ended December 31, 2015, 2014, and 2013 were as follows:
TABLE 21-TAX CREDIT BASIS REDUCTION

	For the Years Ended December 31,
(In thousands)	2015	2014	2013
Federal NMTC	$1,472	$1,401	$2,019
Federal Historic Rehabilitation	432	246	—
Total basis reduction	$1,904	$1,647	$2,019

TABLE 22-FUTURE TAX CREDITS

(In thousands)	Federal New Markets	Federal Low-Income Housing	Federal Historic Rehabilitation(1)
2016	$15,872	$5,051	$54,990
2017	13,852	5,525	20
2018	7,902	5,525	145
2019	3,900	5,525	—
2020	900	4,854	—
2021 and thereafter	600	12,492	—
Total	$43,026	$38,972	$55,155
(1) The Federal Historic Rehabilitation balance in future periods includes $55.0 million in 2016 and $0.2 million in 2017 and 2018 of tax credits the Company expects to generate from projects which an investment has been made as of December 31,

2015. The Company has invested $10.9 million as of December 31, 2015 and has committed to invest an additional $39.1 million in Federal Historic Rehabilitation projects in 2016, 2017 and 2018 to generate the credits above in future periods.
Liquidity and Other Off-Balance Sheet Activities
Liquidity refers to the Company’s ability to maintain cash flow that is adequate to fund operations and meet present and future financial obligations through either the sale or maturity of existing assets or by obtaining additional funding through liability management. Management believes that the sources of available liquidity were adequate as of December 31, 2015 to meet all reasonably foreseeable short-term and intermediate-term demands.
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
Investing activities are funded primarily by net deposit inflows, principal repayments on loans and securities, and borrowed funds. Gross loans increased to $3.5 billion as of December 31, 2015, from $2.7 billion as of December 31, 2014. At December 31, 2015, First NBC Bank had total commitments to make loans of approximately $822.0 million which included un-advanced lines of credit and loans of approximately $715.8 million. The Company anticipates that First NBC Bank will have sufficient funds available to meet its current loan originations and other commitments.
At December 31, 2015, total deposits were approximately $3.8 billion, of which approximately $1.4 billion were in certificates of deposits. Certificates of deposits scheduled to mature in one year or less as of December 31, 2015 totaled approximately $671.3 million.
In general, the Company monitors and manages liquidity on a regular basis by maintaining appropriate levels of liquid assets so that funds are available when needed. Excess liquidity is invested in overnight federal funds sold and other short-term investments. As a member of the Federal Home Loan Bank of Dallas, First NBC Bank had access to approximately $128.8 million of available lines of credit secured by qualifying collateral as of December 31, 2015. In addition, First NBC Bank maintained $85.0 million in lines of credit with its correspondent banks to support its liquidity.
Contractual Obligations
In the ordinary course of business, through First NBC Bank, the Company enters into certain on and off-balance sheet contractual obligations. The following table presents the Company’s contractual obligations outstanding as of December 31, 2015.
TABLE 23-CONTRACTUAL OBLIGATIONS AND OTHER DEBT COMMITMENTS

	As of December 31, 2015
(In thousands)	Due Within One Year	After One but Within Three Years	After Three but Within Five Years	After Five Years	Total
Operating leases	$3,943	$7,549	$6,744	$34,322	$52,558
Capital leases	46	98	104	965	1,213
Other borrowings	8,349	30,455	44,598	263,640	347,042
Certificates of deposit	671,326	498,410	192,348	15,011	1,377,095
Total contractual obligations	$683,664	$536,512	$243,794	$313,938	$1,777,908
Standby letters of credit	$67,871	$20,920	$16,760	$681	$106,232
Unused loan commitments	352,899	183,271	108,728	70,861	715,759
Total off-balance sheet commitments	$420,770	$204,191	$125,488	$71,542	$821,991

Off-Balance Sheet Arrangements
In the normal course of business, the Company enters into various transactions that are not included in the consolidated balance sheets in accordance with GAAP. These transactions include commitments to extend credit in the ordinary course of business to approved customers.
Generally, loan commitments have been granted on a temporary basis for working capital or commercial real estate financing requirements or may be reflective of loans in various stages of funding. These commitments are recorded on the Company’s financial statements as they are funded. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Loan commitments include unused commitments for open end lines secured by one to four family residential properties and commercial properties, commitments to fund loans secured by commercial real estate, construction loans, business lines of credit, and other unused commitments. The increase in unused loan commitments as of December 31, 2015 of $206.1 million compared to December 31, 2014 was due primarily to the increases in the construction and commercial loan portfolios during 2015. The liability for losses on unfunded commitments totaled $0.3 million at December 31, 2015 and $0.2 million as of December 31, 2014 and December 31, 2013.
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
The following is a summary of the total notional amount of commitments outstanding as of the respective dates.
TABLE 24-OUTSTANDING COMMITMENTS

	As of December 31,
(In thousands)	2015	2014	2013	2012	2011
Standby letters of credit	$106,232	$110,636	$106,467	$92,274	$74,811
Unused loan commitments	715,759	509,665	268,760	256,294	183,758
Total	$821,991	$620,301	$375,227	$348,568	$258,569
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
The Company actively manages exposure to adverse changes in interest rates through asset and liability management activities within guidelines established by the asset/liability management committee. The committee, which is composed primarily of senior officers and directors of the Company and First NBC Bank, has the responsibility for ensuring compliance with asset/liability management policies. Interest rate risk is the exposure to adverse changes in net interest income as a result of market fluctuations in interest rates. On a regular basis, the committee monitors interest rate and liquidity risk in order to implement appropriate funding and balance sheet strategies.
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
The Company’s interest sensitivity profile was somewhat asset sensitive as of December 31, 2015, though its base net interest income would increase in the case of either an interest rate increase or decrease. Hedging instruments utilized by First NBC Bank, which consist primarily of interest rate swaps and options, protect the bank in a rising interest rate environment by providing long term funding costs at a fixed interest rate to allow the bank to continue to fund its projected loan growth. In addition, the bank utilizes interest rate floors in loan pricing to manage interest rate risk in a declining rate environment.
The following table sets forth the net interest income simulation analysis as of December 31, 2015.
TABLE 25-CHANGE IN NET INTEREST INCOME FROM INTEREST RATE CHANGES

Interest Rate Scenario	% Change in Net Interest Income
+ 300 basis points	2.8%
+ 200 basis points	5.1%
+ 100 basis points	2.5%
Base	—
The Company also manages exposure to interest rates by structuring its balance sheet in the ordinary course of business. An important measure of interest rate risk is the relationship of the repricing period of earning assets and interest-bearing liabilities. The more closely the repricing periods are correlated, the less interest rate risk it has. From time to time, the Company may use instruments such as leveraged derivatives, structured notes, interest rate swaps, caps, floors, financial options, financial futures contracts or forward delivery contracts to reduce interest rate risk. As of December 31, 2015, the Company had hedging instruments in the notional amount of $315.0 million with a fair value liability of $23.7 million.
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

The following table sets forth our interest rate gap analysis as of December 31, 2015:
TABLE 26-INTEREST RATE GAP ANALYSIS

	Volumes Subject to Repricing Within
	1-3 Months	4-6 Months	7-12 Months	2 Years	3 Years	4-5 Years	6-10 Years	Over 10 Years	Total Balance
(In thousands)
Interest-earning assets:
Interest-bearing cash and Federal funds sold	$298,784	$—	$—	$—	$—	$—	$—	$—	$298,784
Short-term receivables	—	—	—	—	—	—	—	25,604	25,604
Investment securities	56,893	9,986	10,872	18,898	25,144	135,342	74,190	36,575	367,900
Loans	1,910,639	84,647	155,199	198,095	263,000	440,677	146,595	262,338	3,461,190
Total interest-earning assets	2,266,316	94,633	166,071	216,993	288,144	576,019	220,785	324,517	4,153,478
Interest-bearing liabilities:
Transaction accounts	2,098,326	—	—	—	—	—	—	—	2,098,326
Certificates of deposit	196,333	196,109	278,886	198,985	299,422	192,348	15,005	7	1,377,095
Short-term borrowings	8,000	—	—	—	—	—	—	—	8,000
Repurchase agreements	79,251	—	—	—	—	—	—	—	79,251
Long-term borrowings	235,759	894	7,795	24,575	3,490	2,700	3,829	60,000	339,042
Total interest-bearing liabilities	2,617,669	197,003	286,681	223,560	302,912	195,048	18,834	60,007	3,901,714
Interest rate sensitivity gap	$(351,353)	$(102,370)	$(120,610)	$(6,567)	$(14,768)	$380,971	$201,951	$264,510	$251,764
Cumulative interest rate sensitivity gap	$(351,353)	$(453,723)	$(574,333)	$(580,900)	$(595,668)	$(214,697)	$(12,746)	$251,764
Cumulative interest rate sensitivity assets to rate sensitive liabilities	0.87%	0.84%	0.81%	0.83%	0.84%	0.94%	1.00%	1.06%
Cumulative gap as a percent of total interest-earning assets	(0.08)%	(0.11)%	(0.14)%	(0.14)%	(0.14)%	(0.05)%	—%	0.06%
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

Item 8.         Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
First NBC Bank Holding Company
We have audited the accompanying consolidated balance sheets of First NBC Bank Holding Company as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive (loss) income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First NBC Bank Holding Company at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, the 2014 and 2013 consolidated financial statements have been restated to correct errors in the accounting for certain investments in income tax credit entities and the consolidation of certain investments determined to be variable interest entities.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First NBC Bank Holding Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 25, 2016 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana
August 25, 2016

FIRST NBC BANK HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands)	2015	2014
Assets		(Restated)
Cash and due from banks:
Noninterest-bearing	$50,270	$32,484
Interest-bearing	293,109	18,404
Federal funds sold	5,675	—
Cash and cash equivalents	349,054	50,888
Investment in short-term receivables	25,604	237,135
Investment securities available for sale, at fair value	285,826	247,647
Investment securities held to maturity (fair value of $82,800 and $90,956, respectively)	82,074	89,076
Mortgage loans held for sale	2,597	1,622
Loans, net of allowance for loan losses of $78,478 and $42,336, respectively	3,380,115	2,631,687
Bank premises and equipment, net	67,155	51,170
Accrued interest receivable	14,003	11,451
Goodwill and other intangible assets	18,251	8,156
Investment in real estate properties	80,666	84,267
Investment in tax credit entities, net	108,586	141,517
Cash surrender value of bank-owned life insurance	48,691	47,289
Other real estate	5,232	5,549
Deferred tax asset	205,287	93,515
Other assets	32,684	23,911
Total assets	$4,705,825	$3,724,880
Liabilities and equity
Deposits:
Noninterest-bearing	$368,421	$362,577
Interest-bearing	3,475,421	2,756,316
Total deposits	3,843,842	3,118,893
Short-term borrowings	8,000	—
Repurchase agreements	79,251	117,991
Subordinated debentures	60,000	—
Long-term borrowings	279,042	40,000
Accrued interest payable	8,728	6,650
Other liabilities	46,211	32,813
Total liabilities	4,325,074	3,316,347
Shareholders’ equity:
Preferred stock:
Convertible preferred stock Series C – no par value; 1,680,219 shares authorized; No shares outstanding at December 31, 2015 and 364,983 shares issued and outstanding at December 31, 2014	—	4,471
Preferred stock Series D – no par value; 37,935 shares authorized, issued and outstanding at December 31, 2015 and December 31, 2014	37,935	37,935
Common stock- par value $1 per share; 100,000,000 shares authorized; 19,077,572 shares issued and outstanding at December 31, 2015 and 18,576,488 shares issued and outstanding at December 31, 2014	19,078	18,576
Additional paid-in capital	242,979	239,528
Accumulated earnings	102,142	127,758
Accumulated other comprehensive loss, net	(21,385)	(19,737)
Total shareholders’ equity	380,749	408,531
Noncontrolling interest	2	2
Total equity	380,751	408,533
Total liabilities and equity	$4,705,825	$3,724,880
See accompanying notes.

FIRST NBC BANK HOLDING COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share data)	2015	2014	2013
Interest income:		(Restated)	(Restated)
Loans, including fees	$151,307	$131,296	$108,568
Investment securities	8,617	9,147	8,170
Investment in short-term receivables	5,514	6,512	4,449
Short-term investments	464	63	145
	165,902	147,018	121,332
Interest expense:
Deposits	44,522	40,183	36,239
Borrowings and securities sold under repurchase agreements	6,572	2,546	2,909
	51,094	42,729	39,148
Net interest income	114,808	104,289	82,184
Provision for loan losses	43,538	12,000	9,800
Net interest income after provision for loan losses	71,270	92,289	72,384
Noninterest income:
Service charges on deposit accounts	2,311	2,147	2,027
Investment securities (loss) gain, net	(50)	135	316
(Loss) gain on assets sold, net	(272)	64	1,081
Gain on sale of loans, net	147	649	835
Cash surrender value income on bank-owned life insurance	1,402	1,102	681
Sale of state tax credits earned	4,068	1,002	1,456
Community Development Entity fees earned	882	1,565	2,875
ATM fee income	2,082	1,958	1,859
Rental property income	3,524	3,633	2,297
Impairment of short-term receivables	(69,895)	—	—
Other	(645)	1,575	859
	(56,446)	13,830	14,286
Noninterest expense:
Salaries and employee benefits	30,473	24,867	23,813
Occupancy and equipment expenses	12,475	10,796	10,116
Professional fees	8,878	7,587	6,929
Taxes, licenses and FDIC assessments	6,709	5,146	4,245
Impairment of investment in tax credit entities	59,540	25,067	13,099
Write-down of foreclosed assets	261	385	235
Data processing	6,188	4,721	4,219
Advertising and marketing	3,596	2,886	2,427
Rental property expenses	5,171	5,182	4,736
Other	13,035	7,698	6,632
	146,326	94,335	76,451
(Loss) income before income taxes	(131,502)	11,784	10,219
Income tax benefit	(106,265)	(32,723)	(23,407)
Net (loss) income attributable to Company	(25,237)	44,507	33,626
Less preferred stock dividends	(379)	(379)	(347)
Less loss (earnings) allocated to participating securities	113	(852)	(2,234)
(Loss) income available to common shareholders	$(25,503)	$43,276	$31,045
(Loss) earnings per common share – basic	$(1.36)	$2.33	$1.92
(Loss) earnings per common share – diluted	$(1.36)	$2.27	$1.87
See accompanying notes.

FIRST NBC BANK HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)
INCOME

	Years Ended December 31,
(In thousands)	2015	2014	2013
		(Restated)	(Restated)
Net (loss) income	$(25,237)	$44,507	$33,626
Other comprehensive income (loss):
Fair value of derivative instruments designated as cash flow hedges:
Change in fair value of derivative instruments designated as cash flow hedges during the period, before tax	(5,459)	(17,747)	3,694
Less: reclassification adjustment for losses included in net income from terminated cash flow hedges	995	—	—
Unrealized (losses) gains on cash flow hedges, before tax	(4,464)	(17,747)	3,694

Unrealized gains (losses) on investment securities:
Change in unrealized gains (losses) on investment securities arising during the period	1,272	12,379	(18,576)
Reclassification adjustment for gains included in net income	—	(135)	(316)
Transfer of unrealized loss on securities from available for sale to held to maturity during the period	—	—	(5,919)
Amortization of unrealized net loss on securities transferred from available for sale to held to maturity	660	547	211
Unrealized gains (losses) on investment securities, before tax	1,932	12,791	(24,600)
Other comprehensive loss, before taxes	(2,532)	(4,956)	(20,906)
Income tax benefit related to items of other comprehensive losses	(884)	(1,734)	(7,317)
Other comprehensive loss, net of tax	(1,648)	(3,222)	(13,589)
Total comprehensive (loss) income	(26,885)	41,285	20,037
Comprehensive income attributable to preferred shareholders	(379)	(379)	(347)
Comprehensive loss (income) attributable to participating securities	113	(852)	(2,234)
Comprehensive (loss) income available to common shareholders	$(27,151)	$40,054	$17,456
See accompanying notes.

FIRST NBC BANK HOLDING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)	Preferred Stock Series C	Preferred Stock Series D	Common Stock	Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance, December 31, 2012, as reported	$11,231	$37,935	$13,052	$128,984	$59,825	$(2,926)	$248,101	$1	$248,102
Restatement adjustments	—	—	—	—	(9,474)	—	(9,474)	—	(9,474)
Balance, December 31, 2012, as restated	11,231	37,935	13,052	128,984	50,351	(2,926)	238,627	1	238,628
Net income, as restated	—	—	—	—	33,626	—	33,626	—	33,626
Other comprehensive loss	—	—	—	—	—	(13,589)	(13,589)	—	(13,589)
Share-based compensation	—	—	—	1,202	—	—	1,202	—	1,202
Conversion of preferred stock to common stock	(6,760)	—	552	6,208	—	—	—	—	—
Issuance of common stock:
Stock option and director plans	—	—	87	878	—	—	965	—	965
Stock offering, net of direct cost of $10,837	—	—	4,792	99,371	—	—	104,163	—	104,163
Warrants	—	—	31	94	—	—	125	—	125
Net tax benefit related to stock option plans	—	—	—	326	—	—	326	—	326
Preferred stock dividends	—	—	—	—	(347)	—	(347)	—	(347)
Equity contribution for noncontrolling interest	—	—	—	—	—	—	—	1	1
Balance, December 31, 2013, as restated	4,471	37,935	18,514	237,063	83,630	(16,515)	365,098	2	365,100
Net income, as restated	—	—	—	—	44,507	—	44,507	—	44,507
Other comprehensive loss	—	—	—	—	—	(3,222)	(3,222)	—	(3,222)
Share-based compensation	—	—	—	1,339	—	—	1,339	—	1,339
Issuance of common stock:
Stock option and director plans	—	—	62	800	—	—	862	—	862
Net tax benefit related to stock option plans	—	—	—	326	—	—	326	—	326
Preferred stock dividends	—	—	—	—	(379)	—	(379)	—	(379)
Balance, December 31, 2014, as restated	4,471	37,935	18,576	239,528	127,758	(19,737)	408,531	2	408,533
Net loss	—	—	—	—	(25,237)	—	(25,237)	—	(25,237)
Other comprehensive loss	—	—	—	—	—	(1,648)	(1,648)	—	(1,648)
Share-based compensation	—	—	—	755	—	—	755	—	755
Restricted stock awards compensation	—	—	—	(1,813)	—	—	(1,813)	—	(1,813)
Issuance of common stock:
Stock option and director plans	—	—	48	699	—	—	747	—	747
Warrants	—	—	17	133	—	—	150	—	150
Restricted stock awards, net	—	—	72	2,347	—	—	2,419	—	2,419
Net tax benefit related to stock option plans	—	—	—	234	—	—	234	—	234
Purchase of common shares by ESOP	—	—	—	(2,920)	—	—	(2,920)	—	(2,920)
Allocation of ESOP shares	—	—	—	(90)	—	—	(90)	—	(90)
Preferred stock conversion	(4,471)	—	365	4,106	—	—	—	—	—
Preferred stock dividends	—	—	—	—	(379)	—	(379)	—	(379)
Balance, December 31, 2015	$—	$37,935	$19,078	$242,979	$102,142	$(21,385)	$380,749	$2	$380,751
See accompanying notes.

FIRST NBC BANK HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2015	2014	2013
		(Restated)	(Restated)
Operating activities
Net (loss) income	$(25,237)	$44,507	$33,626
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	(108,341)	(36,159)	(23,593)
Impairment of tax credit investments	59,540	25,067	13,099
Accretion (amortization) of fair value adjustments related to acquisition	741	(104)	—
Net discount accretion or premium amortization	224	578	2,633
Loss (gain) on sale of investment securities	50	(135)	(316)
Loss (gain) on assets sold	272	(64)	(1,081)
Write-down of foreclosed assets	261	385	235
Write-down of investment in Small Business Investment Company	883	—	—
Proceeds from sale of mortgage loans held for sale	46,228	49,334	96,677
Mortgage loans originated and held for sale	(47,203)	(44,379)	(77,394)
Gain on sale of loans	(147)	(649)	(835)
Loss on tax credit investment	758	—	—
Derivative gains (losses) on terminated interest rate hedges, net	2,321	(7,990)	—
Provision for loan losses	43,538	12,000	9,800
Depreciation and amortization	3,198	3,517	2,891
Share-based and other compensation expense	1,433	1,339	2,124
Increase in cash surrender value of bank-owned life insurance	(1,402)	(1,102)	(681)
Decrease in receivables from sales of investments	—	—	16,909
Impairment of short-term receivables	69,895	—	—
Changes in operating assets and liabilities:
Change in other assets	(8,876)	(2,480)	(3,549)
Change in accrued interest receivable	(2,552)	(457)	(2,266)
Change in accrued interest payable	2,078	(32)	1,125
Change in other liabilities	6,785	(8,855)	14,014
Net cash provided by operating activities	44,447	34,321	83,418

FIRST NBC BANK HOLDING COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
	Years Ended December 31,
(In thousands)	2015	2014	2013
Investing activities		(Restated)	(Restated)
Purchases of available for sale investment securities	(30,884)	(22,153)	(132,123)
Proceeds from sales of available for sale investment securities	—	41,670	45,791
Proceeds from maturities, prepayments, and calls of available for sale investment securities	30,834	22,229	91,328
Proceeds from sales of held to maturity securities	—	2,650	—
Proceeds from maturities, prepayments, and calls of held to maturity securities	7,286	3,851	1,013
Net change in investments in short-term receivables	141,636	9,682	(165,773)
Reimbursement of investment in tax credit entities	18,006	24,000	—
Purchases of investments in tax credit entities	(48,018)	(62,729)	(57,396)
Loans originated, net of repayments	(584,272)	(420,516)	(440,984)
Proceeds from sale of bank premises and equipment	726	46	324
Disposals of bank premises and equipment	726	—	—
Cash received in acquisition, net	31,517	—	—
Cash used in acquisition, net	(16,375)	—	—
Purchases of bank premises and equipment	(8,019)	(4,706)	(5,913)
Proceeds from disposition of real estate owned	2,753	2,657	5,015
Purchases of bank-owned life insurance	—	(20,000)	—
Net cash used in investing activities	(454,084)	(423,319)	(658,718)
Financing activities
Net increase in deposits	498,598	389,262	460,760
Net change in repurchase agreements	(38,740)	42,034	39,670
Proceeds from borrowings	259,955	—	8,425
Proceeds from ESOP loan	3,392	—	—
Repayment of borrowings	(12,839)	(23,535)	(41,910)
Purchase of common stock by ESOP	(3,010)	—	—
Proceeds from issuance of common stock, net of offering costs	826	862	104,332
Dividends paid	(379)	(379)	(347)
Net cash provided by financing activities	707,803	408,244	570,930
Net change in cash and cash equivalents	298,166	19,246	(4,370)
Cash and cash equivalents at beginning of year	50,888	31,642	36,012
Cash and cash equivalents at end of year	$349,054	$50,888	$31,642

Supplemental cash flows information
Cash paid for interest	$49,016	$42,761	$38,023
Cash paid for taxes	1,874	3,170	—
Supplemental information for non-cash investing and financing activities
Consolidation of Federal Low-Income Housing Tax Credit Entities	$(65,648)	$(67,836)	$(69,928)
Capital lease payable	1,213	—	—
Loans transfered to other real estate owned	1,812	4,715	2,032
See accompanying notes.

FIRST NBC BANK HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Nature of Operations
First NBC Bank Holding Company (Company) is a bank holding company that offers a broad range of financial services through First NBC Bank (Bank), a Louisiana state non-member bank, to businesses, institutions, and individuals in southeastern Louisiana and the Florida panhandle. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States and to prevailing practices within the banking industry.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and First NBC Bank, and First NBC Bank’s wholly owned subsidiaries, which include First NBC Community Development, LLC (FNBC CDC), First NBC Community Development Fund, LLC (FNBC CDE) (collectively referred to as the Bank) and any variable interest entities of which the Company is the primary beneficiary. Substantially all of the Variable Interest Entities (VIE) for which the Company is the primary beneficiary relate to tax credit investments. FNBC CDC is a Community Development Corporation formed to construct, purchase, and renovate affordable residential real estate properties in the New Orleans area. FNBC CDE is a Community Development Entity (CDE) formed to apply for and receive allocations of Federal New Markets Tax Credits (NMTC).
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are susceptible to a significant change in the near term are the allowance for loan losses, income tax provision, fair value adjustments, impairment on tax credit investments, and share-based compensation.
Concentration of Credit Risk
The Company’s loan portfolio consists of the various types of loans described in Note 8. Real estate or other assets secure most loans. The majority of these loans have been made to individuals and businesses in the Company’s market area of southeastern Louisiana and the Florida panhandle, which are dependent on the area economy for their livelihoods and servicing of their loan obligations. The Company does not have any significant concentrations to any one industry or customer.
The Company maintains deposits in other financial institutions that may, from time to time, exceed the federally insured deposit limits.
Business Combinations
Assets and liabilities acquired in business combinations are recorded at their acquisition date fair values. In accordance with ASC Topic 805, Business Combinations, the Company generally records provisional amounts at the time of acquisition based on the information available to the Company. The provisional estimates of fair values may be adjusted for a period of up to one year (“measurement period”) from the date of acquisition if new information obtained about facts and circumstances that existed as of the acquisition date, if known, would have affected the measurement of the amounts recognized as of that date.
Loans generally represent a significant portion of the assets acquired in the Company’s business acquisitions. If the Company discovers that it has materially underestimated the credit losses expected in the loan portfolio based on information available at the acquisition date within the measurement period, it will reduce or eliminate the gain and/or increase goodwill recorded on the acquisition in the period the adjustment is recorded. If the Company determines that losses arose subsequent to acquisition date, such losses are reflected as a provision for credit losses.
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include the amount in the accompanying consolidated balance sheet caption, cash and cash equivalents, which represents cash on hand, balances due from other financial institutions, and federal funds sold with original maturities less than three months.

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
Securities that may be sold in response to changes in interest rates, liquidity needs, or asset liability management strategies are classified as securities available for sale. These securities are carried at fair value, with net unrealized gains or losses excluded from earnings and shown as a separate component of shareholders’ equity in accumulated other comprehensive income (loss), net of income taxes. Any expected credit loss due to the inability to collect all amounts due accordingly to the security’s contractual terms is recognized as a charge against earnings. Any remaining unrealized loss related to other factors is recognized in other comprehensive income (loss), net of taxes.
Realized gains and losses on both held to maturity securities and available for sale securities are computed based on the specific-identification method. Realized gains and losses and declines in value judged to be other than temporary are included in net investment securities gains and losses.
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
Investment in Short-Term Receivables
The Company invests in short-term receivables which are purchased on an exchange. These short-term receivables have repayment terms of less than a year. The investments are recorded at cost plus accreted discount. The Company evaluates its investments in short-term receivables for impairment once they become delinquent.
Mortgage Loans Held for Sale
Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value, in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance that is recorded as a charge to income. Loans held for sale have primarily been fixed-rate, single-family residential mortgage loans under contract to be sold in the secondary market. In most cases, loans in this category are sold within 120 days. These loans are sold with the mortgage servicing rights released. Buyers generally have recourse to return a purchased loan to the Company under limited circumstances which may include early payment default, breach of representations or warranties, and documentation deficiencies. During 2015 and 2014, an insignificant number of loans were returned to the Company.
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
The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan agreement. The Company’s impaired loans include troubled debt restructurings (TDRs) and performing and nonperforming loans for which full payment of principal or interest is not expected. The Company calculates a reserve required for impaired loans based on the present value of expected future cash flows discounted using the loan’s effective interest rate or the fair value of the collateral securing the loan.
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
Troubled Debt Restructurings
The Company periodically grants concessions to its customers in an attempt to protect as much of its investment as possible and minimize the risk of loss. These concessions may include restructuring the terms of a customer loan, thereby adjusting the customer’s payment requirements. In order to be considered a TDR, the Company must conclude that the restructuring constitutes a concession and the customer is experiencing financial difficulties. The Company defines a concession to a customer as a modification of existing loan terms for economic or legal reasons that it would otherwise not consider. Concessions are typically granted through an agreement with the customer or are imposed by a court of law. Concessions include modifying original loan terms to reduce or defer cash payments required as part of the loan agreement, including but not limited to:

•	A reduction of the stated interest rate for the remaining original life of the debt;

•	Extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk characteristics;

•	Reduction of the face amount or maturity amount of the debt as stated in the agreement; or

•	Reduction of accrued interest receivable on the debt.
In its determination of whether the customer is experiencing financial difficulties, the Company considers numerous indicators, including but not limited to:

•
Whether the customer is currently in default on its existing loan or is in an economic position where it is probable the customer will be in default on its loan in the foreseeable future without a modification;

•	Whether the customer has declared or is in the process of declaring bankruptcy;

•	Whether there is substantial doubt about the customer’s ability to continue as a going concern;

•
Whether, based on its projections of the customer’s current capabilities, the Company believes the customer’s future cash flows will be insufficient to service the debt, including interest, in accordance with the contractual terms of the existing agreement for the foreseeable future; or

•	Whether, without modification, the customer cannot obtain sufficient funds from other sources at an effective interest rate equal to the current market rate for similar debt for a nontroubled debtor.
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

Acquisition Accounting for Loans
The Company accounts for business combinations in accordance with Financial Accounting Standards Board (FASB) ASC 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. The fair value of loans that do not have deteriorated credit quality are accounted for in accordance with ASC 310-20, Nonrefundable Fees and Other Costs, and is represented by the expected cash flows from the portfolio discounted at current market rates. In estimating the cash flows, the Company makes assumptions about the amount and timing of principal and interest payments, estimated prepayments, estimated default rates, estimated loss severities in the event of defaults, and current market rates. The fair value adjustment is amortized over the life of the loan using the effective interest method. The Company accounts for certain acquired loans with deteriorated credit quality under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. In accordance with ASC 310-30 and in estimating the fair value of loans with deteriorated credit quality as of the acquisition date, the Company: (a) calculates the contractual amount and timing of undiscounted principal and interest payments (the undiscounted contractual cash flows), and (b) estimates the amount and timing of undiscounted expected principal and interest payments (the undiscounted expected cash flows). The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. On the acquisition date, the amount by which the undiscounted expected cash flows exceed the estimated fair value of the loans with deteriorated credit quality is the accretable yield. The accretable yield is recorded into interest income over the estimated lives of the loans using the effective yield method. The accretable yield changes over time as actual and expected cash flows vary from the estimated cash flows at acquisition. Decreases in expected cash flows subsequent to acquisition result in recognition of a provision for loan loss. The accretable yield is measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans. The remaining undiscounted expected cash flows are calculated at each financial reporting date, based on information currently available. Increases in expected cash flows over those originally estimated increase the accretable yield and are recognized prospectively as interest income. Increases in expected cash flows may also lead to the reduction of any allowance for loan losses recorded after the acquisition. Decreases in expected cash flows compared to those originally estimated decrease the accretable yield and are recognized by recording an allowance for loan losses. As the accretable yield increases or decreases from changes in cash flow expectations, the offset is an increase or decrease to the nonaccretable difference. There is no carryover of allowance for loan losses, as the loans acquired are initially recorded at fair value as of the date of acquisition.
Allowance for Loan Losses
The allowance for loan losses represents an estimate that management believes will be adequate to absorb probable incurred losses on existing loans in its portfolio at the balance sheet date. The allowance is based on an evaluation of the collectability of loans and prior loss experience of the Company. While management uses available information to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance. See Note 8 for an analysis of the Company’s allowance for loan losses by portfolio and portfolio segment, and credit quality information by class.
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
General reserves are based on management’s evaluation of many factors and reflect an estimated measurement of losses related to loans not individually evaluated for impairment. These loans are grouped into portfolio segments. The loss rates are derived from historical loss factors of the Company sustained on loans according to their risk grade, as well as qualitative and economic factors, and may be adjusted for Company-specific factors. Loss rates are reviewed quarterly and adjusted as management deems necessary based on changing borrower and/or collateral conditions and actual collections and charge-off experience. The loss emergence period is evaluated and derived from historical data based on the date of the loss event to the actual date of charge-off and the resulting loss emergence period is applied as a factor against the historical loss factor which is reviewed annually.
Based on observations made through a qualitative review, management may apply qualitative adjustments to the quantitatively determined loss estimates at a group and/or portfolio segment level as deemed appropriate. Primary qualitative and environmental factors that may not be directly reflected in quantitative estimates include:

•	Asset quality trends;

•	Changes in lending policies;

•	Trends in the nature and volume of the loan portfolio, including the existence and effect of any portfolio concentrations;

•	Changes in experience and depth of lending staff; and

•	National and regional economic trends.
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
Other Real Estate
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are recorded at a new cost basis determined at the date of foreclosure as the lower of cost or fair value less estimated cost to sell. Cost is defined as the recorded investment in the loan. Subsequent to foreclosure, valuation allowances are established for any decreases in the estimate of the asset’s fair value or selling costs. Revenues and expenses from operations and changes in the valuation allowance are included in current earnings.

Goodwill and Other Intangible Assets
Goodwill
Goodwill represents the excess of the consideration paid in a business combination over the fair value of the identifiable net assets acquired. Goodwill is not amortized, but is assessed for potential impairment at a reporting unit level on an annual basis, on October 1, or whenever events or changes in circumstances indicate that it is more likely than not the fair value of a reporting unit is less than its respective carrying amount. As part of its testing, the Company may elect to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the results of the qualitative assessment indicate that more likely than not a reporting unit’s fair value is less than its carrying amount, the Company determines the fair value of the respective reporting unit (through the application of various quantitative valuation methodologies) relative to its carrying amount to determine whether quantitative indicators of potential impairment are present (i.e., Step 1). The Company may also elect to bypass the qualitative assessment and begin with Step 1. If the results of Step 1 indicate that the fair value of the reporting unit may be below its carrying amount, the Company determines the fair value of the reporting unit’s assets and liabilities, considering deferred taxes, and then measures impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill (i.e., Step 2).
Intangible assets subject to amortization

The Company’s acquired intangible assets that are subject to amortization include core deposit intangibles and are amortized on a straight-line basis over their estimated useful lives and evaluated annually for impairment.
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
Investments in Tax Credit Entities, net
As part of its Community Reinvestment Act responsibilities and due to their favorable economics, the Company invests in tax credit-motivated projects. These projects produce tax credits issued under Federal Low-Income Housing, Federal Historic Rehabilitation, and Federal New Markets Tax Credits (Federal NMTC) programs. The Company generates its returns on tax credit motivated projects through the receipt of federal, and if applicable, state tax credits as well as equity returns. The federal tax credits are recorded as an offset to the income tax provision in the year that they are earned under federal income tax law – over 10 to 15 years, beginning in the year in which rental activity commences for Federal Low-Income Housing credits, in the year of the issuance of the certificate of occupancy and the property being placed into service for Federal Historic Rehabilitation credits, and over 7 years for Federal NMTC upon the investment of funds into the CDE. These credits, if not used in the tax return for the year of origination, can be carried forward for 20 years. The state credits are recorded in income when earned (usually when the project is placed in service) and sold to investors since the Company pays minimal state income taxes under Louisiana tax law.
The Company invests in projects generating Federal Low-Income Housing credits, by investing in a tax credit entity, usually a limited liability company, which owns the real estate. The Company receives a 99.99% nonvoting interest in the entity that must be retained during the compliance period for the credits (15 years). Control of the tax credit entity rests in the .01% interest general partner, who has the power and authority to make decisions that impact economic performance of the project and is required to oversee and manage the project. The Company accounts for its investment in Federal Low-Income Housing credits utilizing the equity method of accounting. The Company begins to evaluate its investment for impairment at the time the tax credits are earned through the end of the 15 year compliance period. The Company evaluates its investment at the end of each reporting period for impairment and any residual returns are expected to be minor.
For Federal Historic Rehabilitation credits, the Company invests in a tax credit entity, usually a limited liability company, which owns the real estate or a master tenant structure. In some cases, the Company receives a 99% nonvoting interest in the tax credit entity that must be retained during the compliance period for the credits (5 years). In some instances, the Company invests 99% in a pass through entity called a master tenant, which maintains an ownership interest in a limited liability company which owns the real estate. In most cases, the Company’s interest in the entity (in either structure) is generally reduced from a 99% interest to a 0% to 25% interest at the end of the compliance period. Control of the tax credit entity rests in the 1% interest general partner (in either structure), who has the power and authority to make decisions that impact economic performance of the project and is required to oversee and manage the project. The Company accounts for its investment in

Federal Historic Rehabilitation credits utilizing the equity method of accounting. The Company begins to evaluate its investment for impairment at the time the credit is earned, which is typically in the year the project is placed in service, through the end of its compliance period. The Company evaluates its investment at the end of each reporting period for impairment and any expected residual returns reduce the amount of impairment recognized.
For Federal NMTC, a different structure is required by federal tax law. In order to distribute Federal NMTC, the federal government allocates such credits to CDEs. The Company invests in both CDEs formed by unaffiliated parties and in CDEs formed by the Company. Projects must be commercial or real estate operations and are qualified by their location in low- income areas or by their employment of, or service to, low-income citizens. A CDE, in most cases, creates a special-purpose subsidiary for each project through which the credits are allocated and through which the proceeds from the tax credit investor and a leverage lender, if applicable, flow through to the project, which in turn generate the credit. The credits are calculated at 39% of the total CDE allocation to the project at the rate of 5% for the first three years and 6% for the next four years. Federal tax law requires special terms benefiting the qualified project, which can include below-market interest rates. The Company evaluates its investment for impairment under the equity method of accounting at the end of each reporting period, beginning at the time the tax credits are earned on the project through the end of the seven-year compliance period, and any residual returns are expected to be minor. When the Company also has a loan to the project, it is reported as a loan in the consolidated balance sheet, as the Company has credit exposure to the project and the loan is repaid at the end of the compliance period. In general, the debt has no principal payments during the compliance period but the Company may require the project to fund a sinking fund over the compliance period to achieve the same risk reduction effect as if principal is being amortized.
When the Company is the tax credit investor in a CDE formed by an unaffiliated party, it has no control of the applicable CDE or the CDE’s special-purpose subsidiary. For projects which are funded through FNBC CDE, the Company consolidates its CDE and the specifically formed special-purpose entities since it maintains control over these entities; however, the Company does not have control over the entity which oversees the project. As part of the activities of FNBC CDE, the Company makes investments in the CDE for purposes of providing equity to the projects sponsored by the FNBC CDE.
When a project is funded through FNBC CDE, the CDE will receive a CDE management fee at the time of the project's closing of approximately 4% and an annual fee of 0.5% of the qualified equity investment in the project. The annual fee is received until the end of the Federal NMTC compliance period. The CDE management fee earned is recorded in the consolidated statement of income as a component of noninterest income. The Company may pay a fee to the CDE when the project is funded through a CDE other than FNBC CDE at the time of a project's closing and annually during the compliance period for the allocation of the credits. The fee is recorded as a component of noninterest expense in the Company's consolidated statement of income over the Federal NMTC compliance period.
The Company has the risk of credit recapture if the project fails during the compliance period for Federal Low-Income Housing and Federal Historic Rehabilitation transactions. For Federal NMTC transactions, the risk of credit recapture exists if investment requirements are not maintained during the compliance period. The risk of recapture for Federal NMTC transactions when the project is funded by FNBC CDE is described in Note 14. Such events, although rare, are accounted for when they occur and no such events have occurred to date involving FNBC CDE.
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
A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE. A VIE often holds financial assets, including loans or receivables, real estate, or other property. The company with a controlling financial interest, known as the primary beneficiary, is required to consolidate the VIE. Noncontrolling variable interests in certain limited partnerships for which the Company does not absorb a majority of expected losses or receive a majority of expected residual returns are not included in the accompanying consolidated financial statements. Refer to Notes 14 and 15 for further detail.
Stock-Based Compensation Plans
The Company has stock-based employee compensation plans, which provide for the issuance of stock options and restricted stock. The Company accounts for stock-based employee compensation in accordance with the fair value recognition provisions of ASC 718, Compensation—Stock Compensation. Compensation cost is recognized as expense over the service period, which is generally the vesting period of the options and restricted stock. The expense is reduced for estimated forfeitures over the vesting period and adjusted for actual forfeitures as they occur. As a result, compensation cost for all share-based payments is reflected in net income as part of salaries and employee benefits in the accompanying consolidated statements of income. See Note 26 for additional information on the Company’s stock-based compensation plans.
Income Taxes
The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities using enacted tax rates expected to be in effect during the year in which the basis differences reverse. Valuation allowances are established against deferred tax assets if, based on all available evidence, it is more likely than not some or all of the assets will not be realized.
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Company to report information regarding its exposure to various tax positions taken by the Company. The Company has determined whether any tax positions have met the recognition threshold and has measured the Company’s exposure to those tax positions. Management believes that the Company has adequately addressed all relevant tax positions and that there are no unrecorded tax liabilities. Any interest or penalties assessed to the Company are recorded in operating expenses. No interest or penalties from any taxing authorities were recorded in the accompanying consolidated financial statements. Federal, state, and local taxing authorities generally have the right to examine and audit the previous three years of tax returns filed.
The Company is also required to reduce its tax basis of the investment in certain of the projects that generated the Federal NMTC or Federal Historic Rehabilitation tax credits by the amount of the credit generated in that year based on the taxable entity structure of the investee.
Noncontrolling Interests
Noncontrolling interests include $2 thousand at December 31, 2015, 2014 and 2013, of common stock held by unrelated parties in various tax credit-related subsidiaries, which have activities solely related to generating the tax credits.
Earnings Per Share
Basic earnings per common share is computed based upon net income attributable to common shareholders divided by the weighted-average number of common shares outstanding during each period. Diluted earnings per common share is computed based upon net income, adjusted for dilutive participating securities, divided by the weighted-average number of common shares outstanding during each period and adjusted for the effect of dilutive potential common shares calculated using the treasury stock method and the assumed conversion for any dilutive convertible securities. In determining net income attributable to common shareholders, the net income attributable to participating securities is excluded. The Company issued Series C preferred stock in 2011, which is considered a participating security because it shares in any dividends paid to common shareholders. The assumed conversion of the Series C preferred stock is excluded from the calculation of diluted earnings per share due to the fact that the shares are contingently issuable and the contingency still existed at the end of 2014. During 2015, all Series C preferred stock were converted to common shares and the contingency no longer existed.
Comprehensive Income (Loss)
Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and cash flow hedges, are reported as a separate component of the equity section of the balance sheet; such items, along with net income, are components of comprehensive income (loss).
Derivative Financial Instruments
ASC 815, Derivatives and Hedging, requires that all derivatives be recognized as assets or liabilities in the balance sheet at fair value. The Company may enter into derivative contracts to manage exposure to interest rate risk or meet the financing and/or investing needs of its customers.
In the course of its business operations, the Company is exposed to certain risks, including interest rate, liquidity, and credit risk. The Company, as part of its management of interest rate risk, utilizes derivative financial instruments, primarily through management of exposure through the receipt or payment of future cash amounts based on interest rates. The Company’s derivative financial instruments manage the differences in the timing, amount, and duration of expected cash receipts and payments.

Derivatives which are designated and qualify as a hedge of the exposure to variability in expected future cash flows or other types of forecasted transactions are considered cash flow hedges. The Company prepares written hedge documentation for all derivatives which are designated as cash flow hedges. The written hedge documentation includes identification of, among other items, the risk management objective, hedging instrument, hedged item and methodologies for assessing and measuring hedge effectiveness and ineffectiveness, along with support for management’s assertion that the hedge will be highly effective. These methods are consistent with the Company’s approach to managing risk. The Company reports these net in the accompanying consolidated balance sheets when the Company has a master netting arrangement. As of December 31, 2015 and December 31, 2014, there were net amounts reported.
For designated hedging relationships, the Company performs retrospective and prospective effectiveness testing to determine whether the hedging relationship has been highly effective in offsetting changes in cash flows of hedged items and whether the relationship is expected to continue to be highly effective in the future. Assessments of hedge effectiveness and measurements of hedge ineffectiveness are performed at least quarterly. The effective portion of the changes in the fair value of a derivative that is highly effective and that has been designated and qualifies as a cash flow hedge are initially recorded in accumulated other comprehensive income (loss) and reclassified to earnings in the same period that the hedged item impacts earnings or when the hedging relationship is terminated; any ineffective portion is recorded in earnings immediately.
Hedge accounting ceases on transactions that are no longer deemed effective, or for which the derivative has been terminated or de-designated. For discontinued cash flow hedges, the unrealized gains and losses recorded in accumulated other comprehensive income (loss) would be reclassified to earnings during the period or periods in which the previously designated hedged cash flows affect earnings (straight-line amortization/accretion) unless it was determined that the transaction was probable to not occur, whereby any unrealized gains and losses in accumulated other comprehensive income would be immediately reclassified to earnings. Note 20 describes the derivative instruments currently used by the Company and discloses how these derivatives impact the Company’s financial position and results of operations.
Fair Value
U.S. GAAP requires the use of fair values in determining carrying values of certain assets and liabilities in the financial statements, as well as for specific disclosures about certain assets and liabilities.
ASC 820, Fair Value Measurements and Disclosures, established a fair value hierarchy that prioritizes the inputs to these valuation techniques used to measure fair value giving preference to quoted prices in active markets (Level 1) and the lowest priority to unobservable inputs such as a reporting entity's own data or information or assumptions developed from this data (Level 3). Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in markets that are not active, observable inputs other than quoted prices, such as interest rates and yield curves, and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
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
Reclassifications
Some amounts previously reported have been adjusted to reflect certain reclassification adjustments to conform to the current period presentation. These include reclassifications of amounts previously reported in loans to investment in tax credit entities, net; amounts previously reported in premises and equipment to investment in real estate entities; and certain amounts previously reported in occupancy and equipment expenses to rental property expenses. The Company has presented rental property expenses, previously presented as a component of other noninterest expense in its consolidated statements of income, and rental property income, previously presented as a component of other noninterest income in its consolidated statements of income, as separate components on its consolidated statements of income.
Recent Accounting Pronouncements
ASU No. 2014-01
In January 2014, the FASB issued ASU No. 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects, which permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). This ASU applies to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow-through entities for tax purposes and became effective for fiscal years and interim periods beginning after December 15, 2014. After evaluating the provisions of this release the Company determined it would not adopt this ASU, resulting in no impact on the Company's financial condition or results of operations.
ASU No. 2014-09 and 2015-14
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 205): An Amendment of the FASB Accounting Standards Codification, which clarifies the principles for recognizing revenue from contracts with customers. The new accounting guidance, which does not apply to financial instruments, clarifies that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As part of that principle, the entity should identify the contract(s) with the customer, identify the performance obligation(s) of the contract, determine the transaction price, allocate that transaction price to the performance obligation(s) of the contract, and then recognize revenue when or as the entity satisfies the performance obligation(s).
In August 2015, the FASB issued ASU No. 2015-14,  Revenue from Contracts with Customers - Deferral of the Effective Date , which deferred the original effective date declared in ASU No. 2014-09 by one year. Accordingly, the amendments in ASU No. 2014-09 will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that annual reporting period. The amendments will be applied through the election of one of two retrospective methods. The Company is in the process of evaluating the new guidance and its impact on the Company's financial condition or results of operations.
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
ASU No. 2016-01
In January 2016, the FASB issued ASU No. 2016-01, Financial Instrument-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which (1) requires equity investments to be measured at fair value with changes in fair value recognized in net income, (2) simplifies the impairment assessment of equity investments with readily determinable fair values by requiring a qualitative assessment to identify impairment, (3) eliminates the requirement to disclose the fair value instruments measured at amortized cost for entities that are not public business entities, (4) eliminates the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (5) requires public business entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes, (6) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (7) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements, and (8) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity's other deferred tax assets. The new accounting guidance is for the annual period beginning after December 15, 2017, including interim periods. The Company does not expect the new guidance to have a material impact on the Company's financial condition or results of operations.
ASU No. 2016-02
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term for all leases (with the exception of short-term leases) at the commencement date. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The guidance is for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early application is permitted for all entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the provisions of the ASU to determine the potential impact the new standard will have on the Company's financial condition or results of operations.
ASU No. 2016-05
In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, which clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship. The amendments apply to all reporting entities for which there is a change in the counterparty to a derivative instrument that has been designated as a hedging instrument. The amendments are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The amendments may be applied on either a prospective basis or a modified retrospective basis. The adoption of this guidance is not expected to have a material impact on the Company's financial condition or results of operations.
ASU No. 2016-06
In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments, that requires embedded derivatives to be separated from the host contract and accounted for separately as derivatives if certain criteria are met. The amendments apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. The amendments clarify what steps are required when assessing whether the economic characteristics and risks or call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event triggers the ability to exercise a call (put) option is related to interest rates or credit risks. Public business entities must apply the new requirements for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's financial condition or results of operations.
ASU No. 2016-07
In March 2016, the FASB issued ASU 2016-07, Investments- Equity Method and Joint Ventures (Topic 323), which simplifies the transition to the equity method of accounting. The amendments affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments require that an entity that has an available for sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments are effective for all entities for fiscal years beginning after December 15, 2016. The adoption of this guidance is not expected to have a material impact on the Company's financial condition or results of operations.
ASU No. 2016-08
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), that improves the operability and understandibility of the implementation guidance on principal versus agent considerations. The amendments relate to when another party, along with the entity, is involved in providing a good or service to a customer. It requires an entity to determine whether the nature of its promise is to provide that good or service to the customer (i.e., the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (i.e., the entity is an agent). Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017. The adoption of this guidance is not expected to have a material impact on the Company's financial condition or results of operations.

ASU No. 2016-09
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to improve the accounting for employee share-based payments. Several aspects of the accounting for share-based payment award transactions are simplified, including income tax consequences; classification of awards as either equity or liabilities; and classification on the statement of cash flows. The amendments are effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any interim or annual period. The Company is currently assessing the pronouncement and the impact of adoption.
ASU No. 2016-10
In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, that clarifies the identification of performance obligations and licensing from revenue from contracts with customers. The amendments help determine the whether promises to transfer goods or services to a customer are separately identifiable by emphasizing that an entity determines whether the nature of its promise in the contract is to transfer each of the goods or services or whether the promise is to transfer a combined item (or items) to which promised goods and/or services are inputs. In addition, the amendments clarify how to determine whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property or a right to access the entity's intellectual property. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently assessing this pronouncement and adoption of this guidance, but it is not expected to have a material impact on the Company's financial condition or results of operations.
ASU No. 2016-12
In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which is intended to improve implementation guidance on certain narrow aspects of Topic 606. The amendments in this ASU:

•	Clarify how an entity assesses the collectability criterion in Step 1 of Topic 606;

•	Permit, as an accounting policy election, entities to exclude from the transaction price amounts collected from customers for all sales (and other similar) taxes;

•	Specify the measurement date of noncash consideration as the date of contract inception;

•	Clarify when a contract is considered completed for purposes of transition of Topic 606; and

•
Clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. However, an entity is still required to disclose the effect of the changes on any prior periods retrospectively adjusted.

Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently assessing this pronouncement and adoption of this guidance, but it is not expected to have a material impact on the Company's financial condition or results of operations.
ASU No. 2016-13
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU , more commonly referred to as Current Expected Credit Losses, or CECL, requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.

Public entities should apply the amendments for annual reporting periods beginning after December 15, 2019, including interim reporting periods therein. Early application for public entities is permitted as of annual reporting periods beginning after December 15, 2018, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of the ASU on the Company’s financial condition or results of operations.
2. Restatement of Previously Issued Financial Statements
As summarized in the tables below (and the unaudited quarterly financial information in Note 33), prior period financial statements have been restated to correct for the following accounting errors:

•
Use of an inappropriate amortization method in accounting for the Company’s various investments in tax credit partnerships, as opposed to proper application of the equity method of accounting. These adjustments also include recognition of additional impairments to certain investments in Federal and State Historic Rehabilitation Tax Credit entities based on information available at the time the related financial statements were issued.

•
Consolidation of certain investments in Federal Low-Income Housing Tax Credit entities because such entities were determined to be variable interest entities in which the Company was the primary beneficiary. The result of the consolidation was an adjustment to decrease loans, increase investments in real estate properties, and adjust the related operating results of these entities in the consolidated financial statements (including removing the impact of the erroneous historical accounting).

•	Various other adjustments (e.g., state tax credit timing errors).

•	Income tax effects related to the above adjustments.
These errors were identified through evaluations in 2015 of the appropriateness of the Company’s prior amortized cost method used to account for investments in these tax credit entities, more detailed analyses of potential impairments given information that was available at the time the prior period statements were issued, and a reconsideration of the investments in the Company's variable interest entities. The restatements cover the periods from 2013 through September 30, 2015, the last date through which financial statements previously had been issued.
The following is a summary of the overall impact of the errors on prior years:

	For the Years Ended December 31,
(In thousands)	2014	2013
Net income, as previously reported	$55,589	$40,911
Correction to equity-method and recognition of impairment	(11,008)	(4,460)
Consolidation of certain investments	(4,562)	(5,152)
Other corrections	(1,259)	(1,329)
	(16,829)	(10,941)
Tax-effect of corrections	5,747	3,656
Total adjustments, net	(11,082)	(7,285)
Net income, as restated	$44,507	$33,626

	As of December 31,
(In thousands)	2014	2013	2012
Accumulated earnings, as previously reported	$155,599	$100,389	$59,825
Prior year restatement adjustments, net	(16,759)	(9,474)	(5,242)
Correction to equity-method and recognition of impairment	(11,008)	(4,460)	463
Consolidation of certain investments	(4,562)	(5,152)	(5,216)
Other corrections	(1,259)	(1,329)	(578)
	(33,588)	(20,415)	(10,573)
Tax-effect of corrections	5,747	3,656	1,099
Total adjustments, net	(27,841)	(16,759)	(9,474)
Accumulated earnings, as restated	$127,758	$83,630	$50,351
The following tables summarize, by line item, the impacts of the restatement to the Company’s prior period consolidated balance sheets, statements of income, and statements of cash flows as included in these audited financial statements. Some amounts presented below as previously reported have been adjusted to reflect certain reclassification adjustments to conform to the current period presentation.
See Note 33 for the restated consolidated quarterly results for the quarterly periods from 2013 through September 30, 2015.

CONSOLIDATED BALANCE SHEET

December 31, 2014
(In thousands)	As previously reported	Restatement adjustments	As restated
Assets
Cash and due from banks:
Noninterest-bearing	$32,484	$—	$32,484
Interest-bearing	18,404	—	18,404
Cash and cash equivalents	50,888	—	50,888
Investment in short-term receivables	237,135	—	237,135
Investment securities available for sale, at fair value	247,647	—	247,647
Investment securities held to maturity (fair value of $90,956)	89,076	—	89,076
Mortgage loans held for sale	1,622	—	1,622
Loans, net of allowance for loan losses of $42,336	2,697,638	(65,951)	2,631,687
Bank premises and equipment, net	51,170	—	51,170
Accrued interest receivable	11,451	—	11,451
Goodwill and other intangible assets	7,831	325	8,156
Investment in real estate properties	16,480	67,787	84,267
Investment in tax credit entities, net	175,203	(33,686)	141,517
Cash surrender value of bank-owned life insurance	47,289	—	47,289
Other real estate	5,549	—	5,549
Deferred tax asset	83,461	10,054	93,515
Other assets	28,177	(4,266)	23,911
Total assets	$3,750,617	$(25,737)	$3,724,880
Liabilities and equity
Deposits:
Noninterest-bearing	$364,534	$(1,957)	$362,577
Interest-bearing	2,756,316	—	2,756,316
Total deposits	3,120,850	(1,957)	3,118,893
Repurchase agreements	117,991	—	117,991
Long-term borrowings	40,000	—	40,000
Accrued interest payable	6,650	—	6,650
Other liabilities	28,752	4,061	32,813
Total liabilities	3,314,243	2,104	3,316,347
Shareholders’ equity:
Preferred stock:
Convertible preferred stock Series C – no par value; 1,680,219 shares authorized; 364,983 shares issued and outstanding at December 31, 2014	4,471	—	4,471
Preferred stock Series D – no par value; 37,935 shares authorized, issued and outstanding at December 31, 2014	37,935	—	37,935
Common stock- par value $1 per share; 100,000,000 shares authorized; 18,576,488 shares issued and outstanding at December 31, 2014	18,576	—	18,576
Additional paid-in capital	239,528	—	239,528
Accumulated earnings	155,599	(27,841)	127,758
Accumulated other comprehensive loss, net	(19,737)	—	(19,737)
Total shareholders’ equity	436,372	(27,841)	408,531
Noncontrolling interest	2	—	2
Total equity	436,374	(27,841)	408,533
Total liabilities and equity	$3,750,617	$(25,737)	$3,724,880

CONSOLIDATED STATEMENT OF INCOME

Year Ended December 31, 2014
(In thousands, except per share data)	As previously reported	Restatement adjustments	As restated
Interest income:
Loans, including fees	$134,256	$(2,960)	$131,296
Investment securities	9,147	—	9,147
Investment in short-term receivables	6,512	—	6,512
Short-term investments	63	—	63
	149,978	(2,960)	147,018
Interest expense:
Deposits	40,183	—	40,183
Borrowings and securities sold under repurchase agreements	2,546	—	2,546
	42,729	—	42,729
Net interest income	107,249	(2,960)	104,289
Provision for loan losses	12,000	—	12,000
Net interest income after provision for loan losses	95,249	(2,960)	92,289
Noninterest income:
Service charges on deposit accounts	2,147	—	2,147
Investment securities gain, net	135	—	135
Gain on assets sold, net	64	—	64
Gain on sale of loans, net	649	—	649
Cash surrender value income on bank-owned life insurance	1,102	—	1,102
Sale of state tax credits earned	2,313	(1,311)	1,002
Community Development Entity fees earned	1,565	—	1,565
ATM fee income	1,958	—	1,958
Rental property income	105	3,528	3,633
Other	1,575	—	1,575
	11,613	2,217	13,830
Noninterest expense:
Salaries and employee benefits	24,867	—	24,867
Occupancy and equipment expenses	10,796	—	10,796
Professional fees	7,587	—	7,587
Taxes, licenses and FDIC assessments	5,146	—	5,146
Impairment of investment in tax credit entities	14,059	11,008	25,067
Write-down of foreclosed assets	385	—	385
Data processing	4,721	—	4,721
Advertising and marketing	2,886	—	2,886
Rental property expenses	52	5,130	5,182
Other	7,750	(52)	7,698
	78,249	16,086	94,335
Income before income taxes	28,613	(16,829)	11,784
Income tax benefit	(26,976)	(5,747)	(32,723)
Net income attributable to Company	55,589	(11,082)	44,507
Less preferred stock dividends	(379)	—	(379)
Less earnings allocated to participating securities	(1,066)	214	(852)
Income available to common shareholders	$54,144	$(10,868)	$43,276
Earnings per common share – basic	$2.92	$(0.59)	$2.33
Earnings per common share – diluted	$2.84	$(0.57)	$2.27

CONSOLIDATED STATEMENT OF INCOME

Year Ended December 31, 2013
(In thousands, except per share data)	As previously reported	Restatement adjustments	As restated
Interest income:
Loans, including fees	$111,260	$(2,692)	$108,568
Investment securities	8,170	—	8,170
Investment in short-term receivables	4,449	—	4,449
Short-term investments	145	—	145
	124,024	(2,692)	121,332
Interest expense:
Deposits	36,239	—	36,239
Borrowings and securities sold under repurchase agreements	2,909	—	2,909
	39,148	—	39,148
Net interest income	84,876	(2,692)	82,184
Provision for loan losses	9,800	—	9,800
Net interest income after provision for loan losses	75,076	(2,692)	72,384
Noninterest income:
Service charges on deposit accounts	2,027	—	2,027
Investment securities gain, net	316	—	316
Gain on assets sold, net	1,081	—	1,081
Gain on sale of loans, net	835	—	835
Cash surrender value income on bank-owned life insurance	681	—	681
Sale of state tax credits earned	2,785	(1,329)	1,456
Community Development Entity fees earned	2,875	—	2,875
ATM fee income	1,859	—	1,859
Rental property income	109	2,188	2,297
Other	859	—	859
	13,427	859	14,286
Noninterest expense:
Salaries and employee benefits	23,813	—	23,813
Occupancy and equipment expenses	10,116	—	10,116
Professional fees	6,929	—	6,929
Taxes, licenses and FDIC assessments	4,245	—	4,245
Impairment of investment in tax credit entities	8,639	4,460	13,099
Write-down of foreclosed assets	235	—	235
Data processing	4,219	—	4,219
Advertising and marketing	2,427	—	2,427
Rental property expenses	88	4,648	4,736
Other	6,632	—	6,632
	67,343	9,108	76,451
Income before income taxes	21,160	(10,941)	10,219
Income tax benefit	(19,751)	(3,656)	(23,407)
Net income attributable to Company	40,911	(7,285)	33,626
Less preferred stock dividends	(347)	—	(347)
Less earnings allocated to participating securities	(1,980)	(254)	(2,234)
Income available to common shareholders	$38,584	$(7,539)	$31,045
Earnings per common share – basic	$2.38	$(0.46)	$1.92
Earnings per common share – diluted	$2.32	$(0.45)	$1.87

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31, 2014
(In thousands)	As previously reported	Restatement adjustments	As restated
Operating activities
Net income	$55,589	$(11,082)	$44,507
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	(30,412)	(5,747)	(36,159)
Impairment of tax credit investments	14,059	11,008	25,067
Accretion of fair value adjustments related to acquisition	(104)	—	(104)
Net discount accretion or premium amortization	578	—	578
Gain on sale of investment securities	(135)	—	(135)
Gain on assets sold	(64)	—	(64)
Write-down of foreclosed assets	385	—	385
Proceeds from sale of mortgage loans held for sale	49,334	—	49,334
Mortgage loans originated and held for sale	(44,379)	—	(44,379)
Gain on sale of loans	(649)	—	(649)
Derivative losses on terminated interest rate hedges, net	(7,990)	—	(7,990)
Provision for loan losses	12,000	—	12,000
Depreciation and amortization	3,554	(37)	3,517
Share-based and other compensation expense	1,339	—	1,339
Increase in cash surrender value of bank-owned life insurance	(1,102)	—	(1,102)
Changes in operating assets and liabilities:		—
Change in other assets	(10,015)	7,535	(2,480)
Change in accrued interest receivable	(457)	—	(457)
Change in accrued interest payable	(32)	—	(32)
Change in other liabilities	(7,661)	(1,194)	(8,855)
Net cash provided by operating activities	33,838	483	34,321
Investing activities
Purchases of available for sale investment securities	(22,153)	—	(22,153)
Proceeds from sales of available for sale investment securities	41,670	—	41,670
Proceeds from maturities, prepayments, and calls of available for sale investment securities	22,229	—	22,229
Proceeds from sales of held to maturity securities	2,650	—	2,650
Proceeds from maturities, prepayments, and calls of held to maturity securities	3,851	—	3,851
Net change in investments in short-term receivables	9,682	—	9,682
Reimbursement of investment in tax credit entities	24,000	—	24,000
Purchases of investments in tax credit entities	(61,288)	(1,441)	(62,729)
Loans originated, net of repayments	(421,948)	1,432	(420,516)
Proceeds from sale of bank premises and equipment	46	—	46
Purchases of bank premises and equipment	(4,706)	—	(4,706)
Proceeds from disposition of real estate owned	2,657	—	2,657
Purchases of bank-owned life insurance	(20,000)	—	(20,000)
Net cash used in investing activities	(423,310)	(9)	(423,319)
Financing activities
Net increase in deposits	389,736	(474)	389,262
Net change in repurchase agreements	42,034	—	42,034
Repayment of borrowings	(23,535)	—	(23,535)
Proceeds from issuance of common stock, net of offering costs	862	—	862
Dividends paid	(379)	—	(379)
Net cash provided by financing activities	408,718	(474)	408,244
Net change in cash and cash equivalents	19,246	—	19,246
Cash and cash equivalents at beginning of year	31,642		31,642
Cash and cash equivalents at end of year	$50,888	$—	$50,888

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31, 2013
(In thousands)	As previously reported	Restatement adjustments	As restated
Operating activities
Net income	$40,911	$(7,285)	$33,626
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	(19,937)	(3,656)	(23,593)
Impairment of tax credit investments	8,639	4,460	13,099
Net discount accretion or premium amortization	2,633	—	2,633
Gain on sale of investment securities	(316)	—	(316)
Gain on assets sold	(1,081)	—	(1,081)
Write-down of foreclosed assets	235	—	235
Proceeds from sale of mortgage loans held for sale	96,677	—	96,677
Mortgage loans originated and held for sale	(77,394)	—	(77,394)
Gain on sale of loans	(835)	—	(835)
Provision for loan losses	9,800	—	9,800
Depreciation and amortization	2,963	(72)	2,891
Share-based and other compensation expense	2,124	—	2,124
Increase in cash surrender value of bank-owned life insurance	(681)	—	(681)
Decrease in receivables from sales of investments	16,909	—	16,909
Changes in operating assets and liabilities:
Change in other assets	(5,168)	1,619	(3,549)
Change in accrued interest receivable	(2,266)	—	(2,266)
Change in accrued interest payable	1,125	—	1,125
Change in other liabilities	15,125	(1,111)	14,014
Net cash provided by operating activities	89,463	(6,045)	83,418
Investing activities
Purchases of available for sale investment securities	(132,123)	—	(132,123)
Proceeds from sales of available for sale investment securities	45,791	—	45,791
Proceeds from maturities, prepayments, and calls of available for sale investment securities	91,328	—	91,328
Proceeds from maturities, prepayments, and calls of held to maturity securities	1,013	—	1,013
Net change in investments in short-term receivables	(165,773)	—	(165,773)
Purchases of investments in tax credit entities	(58,930)	1,534	(57,396)
Loans originated, net of repayments	(444,592)	3,608	(440,984)
Proceeds from sale of bank premises and equipment	324	—	324
Purchases of bank premises and equipment	(7,129)	1,216	(5,913)
Proceeds from disposition of real estate owned	5,015	—	5,015
Net cash used in investing activities	(665,076)	6,358	(658,718)
Financing activities
Net increase in deposits	461,073	(313)	460,760
Net change in repurchase agreements	39,670	—	39,670
Proceeds from borrowings	8,425	—	8,425
Repayment of borrowings	(41,910)	—	(41,910)
Proceeds from issuance of common stock, net of offering costs	104,332	—	104,332
Dividends paid	(347)	—	(347)
Net cash provided by financing activities	571,243	(313)	570,930
Net change in cash and cash equivalents	(4,370)	—	(4,370)
Cash and cash equivalents at beginning of year	36,012	—	36,012
Cash and cash equivalents at end of year	$31,642	$—	$31,642

3. Acquisition Activity
Acquisition of Certain Assets and Liabilities of First National Bank of Crestview
On January 16, 2015, the Company acquired certain assets and assumed certain liabilities from the Federal Deposit Insurance Corporation (FDIC), as receiver for First National Bank of Crestview, a full-service commercial bank headquartered in Crestview, Florida, which was closed and placed into receivership. Under the terms of the agreement, the Company agreed to assume all of the deposit liabilities, and acquire approximately $62.3 million of assets, of the failed bank. The acquired assets included the failed bank's performing loans, substantially all of its investment securities portfolio, and its three banking facilities, with the FDIC retaining the remaining assets. The transaction did not include a loss-share agreement with the FDIC. The Company received a settlement amount from the FDIC of $10.0 million and recorded goodwill of $1.2 million, as shown in the table below. With this acquisition, the Company expanded into the Florida Panhandle market through the addition of the three banking locations and an experienced in-market team that enhances the Company's ability to compete in that market.

(In thousands)
Total consideration received	$10,035
Fair value of assets acquired, including identifiable intangible assets	61,088
Fair value of liabilities assumed	72,314
Goodwill	$1,191
Acquisition of State Investors Bancorp, Inc.
On November 30, 2015, the Company acquired State Investors Bancorp, Inc. (SIBC), the parent company for State-Investors Bank, which conducted business from four full service banking offices in the New Orleans metropolitan area. Under the terms of the agreement, each share of SIBC common stock was converted into cash in the amount of $21.51 per share and each issued and outstanding option to purchase a share of SIBC common stock, including any unvested option, which became fully vested in connection with the completion of the merger, was canceled and converted into cash in an amount equal to the difference between $21.51 and the exercise price of the stock option. The Company acquired all of the outstanding common stock of the former SIBC shareholders for a total consideration of $48.7 million, which resulted in goodwill of $8.6 million, as shown in the table below. With this acquisition, the Company expanded its presence in the New Orleans metropolitan area which enhances its ability to compete in that market. The Company projects cost savings will be recognized in future periods through the elimination of redundant operations.

(In thousands)
Total consideration paid	$48,744
Fair value of assets acquired, including identifiable intangible assets	254,080
Fair value of liabilities assumed	213,981
Goodwill	$8,645
The Company incurred merger and acquisition costs of $1.2 million during 2015 for the two acquisitions discussed above. The amount of revenue and earnings for the acquired entities for the years ended December 31, 2015 and December 31, 2014 were not material and therefore not presented herein.

The acquired assets and liabilities, as well as the adjustments to record the assets and liabilities at their estimated fair values, are presented in the following tables:
First National Bank of Crestview

(In thousands)	As Acquired	Preliminary Fair Value Adjustments		As recorded by First NBC Bank
Assets
Cash and due from banks	$1,511	$—		$1,511
Short-term investments	19,971	—		19,971
Investment securities-available for sale	9,559	—		9,559
Loans	27,647	(1,203)	(1)	26,444
Bank premises	3,120	—		3,120
Core deposit intangible	—	188	(2)	188
Other assets	455	(160)		295
Total Assets	$62,263	$(1,175)		$61,088

Liabilities
Deposits:
Noninterest-bearing	$22,680	$—		$22,680
Interest-bearing	49,584	16	(3)	49,600
Total deposits	72,264	16		72,280
Other liabilities	34	—		34
Total Liabilities	$72,298	$16		$72,314
Explanation of certain fair value adjustments:
(1) The amount represents the adjustment of the book value of First National Bank of Crestview's loans to their estimated fair value based on current interest rates and expected cash flows, which includes estimates of expected credit losses inherent in the portfolio.
(2) The amount represents the estimated fair value of the core deposit intangible asset created in the acquisition. The core deposit intangible asset will be amortized over the estimated useful life of 12 years.
(3) The adjustment is necessary because the weighted-average interest rate of First National Bank of Crestview's deposits exceeded the cost of similar funding at the time of acquisition. The fair value adjustment will be amortized to reduce future interest expense over the expected life of the deposits, which is estimated at 49 months.

State Investors Bancorp, Inc.

(In thousands)	As Acquired	Preliminary Fair Value Adjustments		As recorded by First NBC Bank
Assets
Cash and due from banks	$20,031	$—		$20,031
Short-term investments	12,338	—		12,338
Investment securities-available for sale	27,388	(193)	(1)	27,195
Loans	182,249	(2,830)	(2)	179,419
Bank premises and equipment	7,708	592	(3)	8,300
Deferred tax asset	1,004	1,416	(4)	2,420
Core deposit intangible	—	468	(5)	468
Other assets	3,909	—		3,909
Total Assets	$254,627	$(547)		$254,080

Liabilities
Deposits:
Noninterest-bearing	$11,416	$—		$11,416
Interest-bearing	141,235	1,245	(6)	142,480
Total deposits	152,651	1,245		153,896
Borrowings	55,913	868	(7)	56,781
Other liabilities	3,304	—		3,304
Total Liabilities	$211,868	$2,113		$213,981
Explanation of certain fair value adjustments:
(1) The amount represents the adjustment of the book value of SIBC's investments to their estimated fair value based on fair values on the date of acquisition.
(2) The amount represents the adjustment of the book value of loans acquired to their estimated fair value based on current interest rates and expected cash flows, which includes estimates of expected credit losses inherent in the portfolio.
(3) The amount represents the adjustment of the book value of SIBC's bank premises and equipment to their estimated fair value at the acquisition date based on their appraised value on the date of acquisition.
(4) The amount represents the deferred tax asset recognized on the fair value adjustment of SIBC acquired assets and assumed liabilities.
(5) The amount represents the estimated fair value of the core deposit intangible asset created in the acquisition. The core deposit intangible asset will be amortized over the estimated useful life of 12 years.
(6) The adjustment is necessary because the weighted-average interest rate of SIBC's deposits exceeded the cost of similar funding at the time of acquisition. The fair value adjustment will be amortized to reduce future interest expense over the life of the deposits.
(7) The adjustment represents the adjustment of the book value of SIBC's borrowings to their estimated fair value based on current interest rates and the credit characteristics inherent in the liability.

4. Earnings Per Share
The following sets forth the computation of basic net income per common share and diluted net income per common share:

	Year Ended December 31,
(In thousands, except per share data)	2015	2014	2013
		(Restated)	(Restated)
Basic: (Loss) income available to common shareholders	$(25,503)	$43,276	$31,045
Weighted-average common shares outstanding	18,806	18,541	16,204
Basic (loss) earnings per share	$(1.36)	$2.33	$1.92
Diluted: (Loss) income attributable to common shareholders	$(25,503)	$43,276	$31,045
Weighted-average common shares outstanding	18,806	18,541	16,204
Effect of dilutive securities:
Stock options outstanding	—	389	337
Restricted stock awards outstanding	—	—	—
Warrants	—	119	83
Weighted-average common shares outstanding – assuming dilution	18,806	19,049	16,624
Diluted (loss) earnings per share	$(1.36)	$2.27	$1.87
The effect from the assumed exercise of 414 thousand shares of stock options outstanding, 4 thousand shares of restricted stock grants, and 119 thousand shares of warrants outstanding were not included in the computation of diluted earnings per share for the year ended December 31, 2015 because such amounts would have had an antidilutive effect on earnings per share.
5. Cash and Due From Banks
The Company is required to maintain reserve requirements with the Federal Reserve Bank. The requirements are dependent upon the Bank’s cash on hand and transaction deposit account balances. The reserve requirements at December 31, 2015 and 2014, were $13.2 million and $9.3 million, respectively.
6. Investment in Short-Term Receivables
The Company invests in short-term trade receivables purchased on an exchange, which are covered by repurchase agreements from the sellers of the receivables, if not paid within a specified period. Since the receivables are traded on an exchange, the Company has the ability to resell the receivables on the exchange. As of December 31, 2015 and 2014, the Company had $25.6 million and $237.1 million, respectively, in purchased receivables.
The Company invested in receivables of $69.9 million which became delinquent primarily subsequent to December 31, 2015, but had defined weaknesses as of December 31, 2015. The Company determined that the these receivables were impaired and recorded impairment for the outstanding balance of the receivables. The parent company of the obligor on the receivables filed for bankruptcy during 2016. The Company has rights against the obligor and its parent company on the receivables. In addition, the Company and the receivables seller are parties to an agreement providing for certain repurchase obligations by the receivables seller with respect to the delinquent receivables.

7. Investment Securities
The amortized cost and market values of investment securities, with gross unrealized gains and losses, as of December 31, 2015 and December 31, 2014, were as follows:

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Market Value
(In thousands)			Less Than One Year	Greater Than One Year
Available for sale:
U.S. government agency securities	$151,369	$552	$(1,591)	$(655)	$149,675
U.S. Treasury securities	13,015	—	—	(312)	12,703
Municipal securities	12,115	76	—	(91)	12,100
Mortgage-backed securities	78,227	367	(934)	(149)	77,511
Corporate bonds	8,103	—	(280)	—	7,823
Other equity securities	20	—	—	—	20
Other debt securities	25,994	1	(1)	—	25,994
	$288,843	$996	$(2,806)	$(1,207)	$285,826
Held to maturity:
Municipal securities	$38,950	$1,888	$—	$(18)	$40,820
Mortgage-backed securities	43,124	674	(196)	(1,622)	41,980
	$82,074	$2,562	$(196)	$(1,640)	$82,800

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Market Value
(In thousands)			Less Than One Year	Greater Than One Year
Available for sale:
U.S. government agency securities	$161,461	$891	$—	$(4,825)	$157,527
U.S. Treasury securities	13,019	—	—	(409)	12,610
Municipal securities	12,175	107	(36)	—	12,246
Mortgage-backed securities	57,025	635	(137)	(436)	57,087
Corporate bonds	8,263	—	—	(86)	8,177
	$251,943	$1,633	$(173)	$(5,756)	$247,647
Held to maturity:
Municipal securities	$41,255	$2,182	$(62)	$—	$43,375
Mortgage-backed securities	47,821	1,098	(208)	(1,130)	47,581
	$89,076	$3,280	$(270)	$(1,130)	$90,956
During 2013, the Company transferred securities with a fair value of $95.4 million from available-for-sale to held to maturity. Management determined that it has both the positive intent and ability to hold these securities until maturity. The reclassified securities consisted of municipal and mortgage-backed securities and were transferred due to movements in interest rates. The securities were reclassified at fair value at the time of the transfer and represented a non-cash transaction. Accumulated other comprehensive income (loss) included pre-tax unrealized losses of $5.9 million on these securities at the date of the transfer. As of December 31, 2015, $4.5 million of pre-tax unrealized losses on these securities were included in accumulated other comprehensive income. These unrealized losses and offsetting other comprehensive income components are being amortized into net interest income over the remaining life of the related securities as a yield adjustment, resulting in no impact on future net income.

At December 31, 2015, the Company’s exposure to three investment security issuers individually exceeded 10% of shareholders’ equity:

(In thousands)	Amortized Cost	Estimated Market Value
Federal National Mortgage Association (Fannie Mae)	$85,511	$84,519
Federal Home Loan Bank (FHLB)	64,313	64,073
Federal Home Loan Mortgage Corporation (Freddie Mac)	54,901	52,797
	$204,725	$201,389
As of December 31, 2015, the Company had 205 securities that were in a loss position. The unrealized losses for each of the 205 securities relate to market interest rate changes. The Company has considered the current market for the securities in a loss position, as well as the severity and duration of the impairments, and expects that the value will recover. As of December 31, 2015, management does not intend to sell these investments until the fair value exceeds amortized cost and it is more likely than not that the Company will not be required to sell debt securities before the anticipated recovery of the amortized cost basis of the security; thus, the impairment is determined not to be other-than-temporary.
As of December 31, 2014, the Company had 38 securities that were in a loss position. The unrealized losses for each of the 38 securities relate to market interest rate changes. The Company has considered the current market for the securities in a loss position, as well as the severity and duration of the impairments, and expects that the value will recover. As of December 31, 2014, management had both the intent and ability to hold these investments until the fair value exceeds amortized cost; thus, the impairment is determined not to be other-than-temporary. In addition, management does not believe the Company will be required to sell debt securities before the anticipated recovery of the amortized cost basis of the security.
The amortized cost and estimated market values by contractual maturity of investment securities as of December 31, 2015 and December 31, 2014 are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2015			December 31, 2014
(In thousands)	Weighted Average Yield	Amortized Cost	Estimated Market Value	Weighted Average Yield	Amortized Cost	Estimated Market Value
Available for sale:
Due in one year or less	1.19%	$36,599	$36,558	1.78%	$571	$573
Due after one year through five years	1.71	134,275	133,485	2.64	51,037	51,916
Due after five years through ten years	1.88	105,950	104,184	2.02	176,631	172,012
Due after ten years	2.29	12,019	11,599	3.34	23,704	23,146
Total available for sale securities	1.77%	$288,843	$285,826	2.27%	$251,943	$247,647
Held to maturity:
Due in one year or less	4.90%	$3,190	$3,068	3.88%	$2,045	$2,003
Due after one year through five years	3.68	36,673	38,371	4.16	20,921	21,875
Due after five years through ten years	3.25	14,416	14,968	3.39	32,618	33,898
Due after ten years	3.44	27,795	26,393	3.30	33,492	33,180
Total held to maturity securities	3.57%	$82,074	$82,800	3.55%	$89,076	$90,956
Securities with estimated market values of $233.2 million and $279.1 million at December 31, 2015 and December 31, 2014, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and long-term borrowings.
There were no proceeds from the sales of securities for the year ended December 31, 2015. Proceeds from sales of available for sale securities for the years ended December 31, 2014 and 2013 were $41.7 million and $45.8 million, respectively. Gross gains of $0.8 million and $0.5 million were realized on these sales for the years ended December 31, 2014 and 2013, respectively. There were gross losses of $0.6 and $0.2 realized for the years ended December 31, 2014 and 2013, respectively.

The Company sold a municipal security that was classified as held to maturity in 2014. The proceeds from the sale were $2.7 million and the Company recorded a gross loss of $0.1 million which was realized on this sale. The Company made the decision to sell the municipal security due to the deteriorating credit worthiness of the issuer. The Company has the ability and intent to hold the remaining securities within the held to maturity portfolio to maturity. There were no such sales of securities classified as held to maturity during the year ended December 31, 2015.
Other Equity Securities
At December 31, 2015 and 2014, the Company included the following securities in other assets, at cost, in the accompanying consolidated balance sheets:

(In thousands)	2015	2014
FHLB stock	$7,889	$1,347
First National Bankers Bankshares, Inc. (FNBB) stock	970	600
Other investments	5,370	5,233
Total equity securities	$14,229	$7,180
During 2015, the Company had an investment in a Small Business Investment Company, which is included in other investments above, that was impaired as of December 31, 2015. The Company recorded impairment of $0.9 million related to the investment for the year ended December 31, 2015. There were no such amounts recorded for the years ended December 31, 2014 and 2013.
8. Loans, net
Major classifications of loans at December 31, 2015 and December 31, 2014 were as follows:

(In thousands)	December 31, 2015	December 31, 2014
		(Restated)
Commercial real estate loans:
Construction	$522,269	$300,971
Mortgage(1)	1,423,545	1,228,847
	1,945,814	1,529,818
Consumer real estate loans:
Construction	9	10,556
Mortgage	264,422	132,950
	264,431	143,506
Commercial and industrial loans	1,221,283	969,220
Loans to individuals, excluding real estate	21,688	18,638
Other loans	5,377	12,841
	3,458,593	2,674,023
Less allowance for loan losses	(78,478)	(42,336)
Loans, net	$3,380,115	$2,631,687

(1)	Included in commercial real estate loans, mortgage, are owner-occupied real estate loans, of $449.1 million at December 31, 2015 and $419.3 million at December 31, 2014.

Deferred costs less deferred fees, net of amortization, related to loan origination were $14.6 million and $13.8 million as of December 31, 2015 and 2014, respectively. These amounts are included in the loan balances above.
In addition to loans issued in the normal course of business, the Company considers overdrafts on customer deposit accounts to be loans and reclassifies these overdrafts to loans in the accompanying consolidated balance sheets. At December 31, 2015 and 2014, overdrafts of $0.6 million and $0.7 million, respectively, had been reclassified to loans receivable.
Loans with carrying values of $1.1 billion and $847.0 million were pledged on a blanket lien to secure other borrowings at December 31, 2015 and 2014, respectively.

The allowance for loan losses and recorded investment in loans, including loans acquired with deteriorated credit quality as of the dates indicated are as follows:

	December 31, 2015
(In thousands)	Construction	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$4,030	$14,965	$3,316	$19,814	$211	$42,336
Charge-offs	(12)	(4,105)	(55)	(3,528)	(143)	(7,843)
Recoveries	—	323	6	87	31	447
Provision	1,009	6,833	233	35,363	100	43,538
Balance, end of year	$5,027	$18,016	$3,500	$51,736	$199	$78,478
Ending balances:
Individually evaluated for impairment	$508	$5,674	$322	$40,176	$13	$46,693
Collectively evaluated for impairment	$4,519	$12,342	$3,178	$11,560	$186	$31,785
Loans receivable:
Ending balance-total	$522,278	$1,423,545	$264,422	$1,226,660	$21,688	$3,458,593
Ending balances:
Individually evaluated for impairment	$2,630	$30,007	$4,318	$119,652	$144	$156,751
Collectively evaluated for impairment	$519,648	$1,393,538	$260,104	$1,107,008	$21,544	$3,301,842

	December 31, 2014
(In thousands)	Construction	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$2,790	$13,780	$2,656	$12,677	$240	$32,143
Charge-offs	(18)	(1,034)	(63)	(648)	(166)	(1,929)
Recoveries	30	—	—	71	21	122
Provision	1,228	2,219	723	7,714	116	12,000
Balance, end of year	$4,030	$14,965	$3,316	$19,814	$211	$42,336
Ending balances:
Individually evaluated for impairment	$—	$3,138	$—	$5,889	$1	$9,028
Collectively evaluated for impairment	$4,030	$11,827	$3,316	$13,925	$210	$33,308
Loans receivable:
Ending balance-total(1)	$311,527	$1,228,847	$132,950	$982,061	$18,638	$2,674,023
Ending balances:
Individually evaluated for impairment	$927	$13,130	$2,085	$15,157	$259	$31,558
Collectively evaluated for impairment	$310,600	$1,215,717	$130,865	$966,904	$18,379	$2,642,465

(1)	Loans receivable, ending balance totals have been restated. See Note 2 for an explanation of the restatement.

	December 31, 2013
(In thousands)	Construction	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$2,004	$10,716	$2,450	$11,675	$132	$26,977
Charge-offs	(46)	(292)	—	(4,229)	(202)	(4,769)
Recoveries	—	19	30	68	18	135
Provision	832	3,337	176	5,163	292	9,800
Balance, end of year	$2,790	$13,780	$2,656	$12,677	$240	$32,143
Ending balances:
Individually evaluated for impairment	$42	$1,639	$183	$2,091	$—	$3,955
Collectively evaluated for impairment	$2,748	$12,141	$2,473	$10,586	$240	$28,188
Loans receivable:
Ending balance-total(1)	$201,744	$1,093,401	$117,653	$834,093	$16,402	$2,263,293
Ending balances:
Individually evaluated for impairment	$309	$9,811	$2,990	$4,005	$—	$17,115
Collectively evaluated for impairment	$201,435	$1,083,590	$114,663	$830,088	$16,402	$2,246,178

(1)	Loans receivable, ending balance totals have been restated. See Note 2 for an explanation of the restatement.
Credit quality indicators on the Company’s loan portfolio, including loans acquired with deteriorated credit quality, as of the dates indicated were as follows:

	December 31, 2015
(In thousands)	Pass and Pass/Watch	Special Mention	Substandard	Doubtful	Total
Construction	$444,713	$—	$77,565	$—	$522,278
Commercial real estate	1,325,513	15,230	82,802	—	1,423,545
Consumer real estate	252,707	175	11,540	—	264,422
Commercial and industrial	1,038,567	7,377	161,391	19,325	1,226,660
Consumer	21,364	13	311	—	21,688
Total loans	$3,082,864	$22,795	$333,609	$19,325	$3,458,593

	December 31, 2014
(In thousands)	Pass and Pass/Watch	Special Mention	Substandard	Doubtful	Total
Construction	$297,837	$2	$13,688	$—	$311,527
Commercial real estate	1,180,149	1,613	47,085	—	1,228,847
Consumer real estate	128,507	60	4,383	—	132,950
Commercial and industrial	957,261	—	24,800	—	982,061
Consumer	18,248	7	383	—	18,638
Total loans(1)	$2,582,002	$1,682	$90,339	$—	$2,674,023

(1)	Total loans and Pass and Pass/Watch have been restated. See Note 2 for an explanation of the restatement.
The table above includes $3.2 million in substandard loans as of December 31, 2015, which are loans acquired with deteriorated credit quality and accounted for under ASC 310-30. As of December 31, 2014, included in the above table was $5.4 million of substandard loans and $1.6 million of special mention loans which are loans acquired with deteriorated credit quality and accounted for under ASC 310-30.

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

•	Doubtful loans have specific weaknesses that are severe enough to make collection or liquidation in full highly questionable and improbable.
Age analysis of past due loans, including loans acquired with deteriorated credit quality, as of the dates indicated were as follows:

	December 31, 2015
(In thousands)	Greater Than 30 and Fewer Than 90 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
Construction	$430	$981	$1,411	$520,867	$522,278
Commercial real estate	979	5,943	6,922	1,416,623	1,423,545
Consumer real estate	5,628	2,517	8,145	256,277	264,422
Total real estate loans	7,037	9,441	16,478	2,193,767	2,210,245
Other loans:
Commercial and industrial	2,018	2,588	4,606	1,222,054	1,226,660
Consumer	385	190	575	21,113	21,688
Total other loans	2,403	2,778	5,181	1,243,167	1,248,348
Total loans	$9,440	$12,219	$21,659	$3,436,934	$3,458,593

	December 31, 2014
(In thousands)	Greater Than 30 and Fewer Than 90 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current Loans(1)	Total Loans(1)
Real estate loans:
Construction	$97	$750	$847	$310,680	$311,527
Commercial real estate	2,497	9,545	12,042	1,216,805	1,228,847
Consumer real estate	1,623	1,255	2,878	130,072	132,950
Total real estate loans	4,217	11,550	15,767	1,657,557	1,673,324
Other loans:
Commercial and industrial	159	4,426	4,585	977,476	982,061
Consumer	564	322	886	17,752	18,638
Total other loans	723	4,748	5,471	995,228	1,000,699
Total loans	$4,940	$16,298	$21,238	$2,652,785	$2,674,023

(1)	Current and Total Loans have been restated. See Note 2 for an explanation of the restatement.
The table above includes $0.2 million of consumer loans past due greater than 30 and fewer than 90 days and $0.1 million of consumer loans 90 days and greater past due, as of December 31, 2015. These loans are cash secured and the Company had rights of offset against the guarantors’ deposit accounts when the loans are 120 days past due.
As of December 31, 2014, consumer loans past due greater than 30 and fewer than 90 days were $0.6 million and consumer loans 90 days and greater past due were $28 thousand. These loans are cash secured, and the Company had rights of offset against the guarantors’ deposit accounts when the loans are 120 days past due.

The following is a summary of information pertaining to impaired loans, which consist primarily of nonaccrual loans. This table excludes loans acquired with deteriorated credit quality. Acquired impaired loans are generally not subject to individual evaluation for impairment and are not reported with impaired loans or troubled debt restructurings, even if they would otherwise qualify for such treatment. Impaired loans as of the periods indicated were as follows:

	December 31, 2015
(In thousands)	Recorded Investment	Contractual Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction	$902	$915	$—	$915	$18
Commercial real estate	12,090	12,424	—	9,633	17
Consumer real estate	2,802	2,938	—	2,444	11
Commercial and industrial	60,821	61,013	—	30,637	1
Consumer	130	130	—	184	2
Total	$76,745	$77,420	$—	$43,813	$49
With an allowance recorded:
Construction	$1,728	$1,755	$508	$866	$—
Commercial real estate	17,917	17,982	5,674	11,936	60
Consumer real estate	1,516	1,534	322	763	6
Commercial and industrial	58,831	59,113	40,176	36,777	432
Consumer	14	14	13	9	—
Total	$80,006	$80,398	$46,693	$50,351	$498
Total impaired loans:
Construction	$2,630	$2,670	$508	$1,781	$18
Commercial real estate	30,007	30,406	5,674	21,569	77
Consumer real estate	4,318	4,472	322	3,207	17
Commercial and industrial	119,652	120,126	40,176	67,414	433
Consumer	144	144	13	193	2
Total	$156,751	$157,818	$46,693	$94,164	$547

	December 31, 2014
(In thousands)	Recorded Investment	Contractual Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction	$927	$927	$—	$464	$39
Commercial real estate	7,175	7,453	—	5,718	109
Consumer real estate	2,085	2,097	—	2,029	18
Commercial and industrial	436	498	—	768	22
Consumer	256	256	—	128	6
Total	$10,879	$11,231	$—	$9,107	$194
With an allowance recorded:
Construction	$—	$—	$—	$—	$—
Commercial real estate	5,955	6,235	3,138	5,753	79
Consumer real estate	—	—	—	509	—
Commercial and industrial	14,721	14,774	5,889	8,814	310
Consumer	3	3	1	2	—
Total	$20,679	$21,012	$9,028	$15,078	$389
Total impaired loans:
Construction	$927	$927	$—	$464	$39
Commercial real estate	13,130	13,688	3,138	11,471	188
Consumer real estate	2,085	2,097	—	2,538	18
Commercial and industrial	15,157	15,272	5,889	9,582	332
Consumer	259	259	1	130	6
Total	$31,558	$32,243	$9,028	$24,185	$583

	December 31, 2013
(In thousands)	Recorded Investment	Contractual Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction	$—	$—	$—	$24	$—
Commercial real estate	4,261	4,469	—	3,063	110
Consumer real estate	1,973	1,999	—	1,254	—
Commercial and industrial	1,099	1,116	—	977	40
Total	$7,333	$7,584	$—	$5,318	$150
With an allowance recorded:
Construction	$309	$309	$42	$530	$23
Commercial real estate	5,550	7,428	1,639	4,445	59
Consumer real estate	1,017	1,046	183	831	21
Commercial and industrial	2,906	2,941	2,091	8,093	10
Total	$9,782	$11,724	$3,955	$13,899	$113
Total impaired loans:
Construction	$309	$309	$42	$554	$23
Commercial real estate	9,811	11,897	1,639	7,508	169
Consumer real estate	2,990	3,045	183	2,085	21
Commercial and industrial	4,005	4,057	2,091	9,070	50
Total	$17,115	$19,308	$3,955	$19,217	$263

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
As of December 31, 2015, there were $0.1 million of cash secured tuition loans that were past due 90 days or more that were still accruing interest, and $28 thousand in cash secured tuition loans that were past due 90 days or more still accruing interest as of December 31, 2014.
A summary of information pertaining to nonaccrual loans as of the periods indicated is as follows:

	December 31,
(In thousands)	2015	2014
Nonaccrual loans:
Construction	$2,633	$792
Commercial real estate	27,937	12,146
Consumer real estate	4,538	1,919
Commercial and industrial	119,705	6,051
Consumer	125	320
Total	$154,938	$21,228
For the years ended December 31, 2015 and December 31, 2014, the average recorded investment in nonaccrual loans was $34.0 million and $19.6 million, respectively. The amount of interest income that would have been recognized on nonaccrual loans based on contractual terms was $1.8 million for the year ended December 31, 2015 and $1.0 million for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2015, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired.
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
There were no loans acquired from the Federal Deposit Insurance Corporation, as receiver for First National Bank of
Crestview, that were subject to ASC 310-30. The Company evaluated the loan portfolio acquired from State-Investors Bank and, as such, determined there was an insignificant amount of loans which were subject to ASC 310-30.

The following is a summary of changes in the accretable yields of acquired loans as of the years ended December 31, 2015, 2014, and 2013:

(In thousands)	2015	2014	2013
Balance, beginning of year	$114	$170	$628
Acquisition	—	—	—
Net transfers from nonaccretable difference to accretable yield	—	815	45
Accretion	(91)	(871)	(503)
Balance, end of year	$23	$114	$170

Information about the Company’s TDRs as of December 31, 2015 and December 31, 2014 is presented in the following tables:

December 31, 2015	Current	Greater Than 30 Days Past Due	Nonaccrual TDRs	Total TDRs
(In thousands)
Real estate loans:
Construction	$1	$—	$366	$367
Commercial real estate	2,215	—	1,393	3,608
Consumer real estate	585	—	771	1,356
Total real estate loans	2,801	—	2,530	5,331
Other loans:
Commercial and industrial	482	—	109,727	110,209
Total loans	$3,283	$—	$112,257	$115,540

December 31, 2014	Current	Greater Than 30 Days Past Due	Nonaccrual TDRs	Total TDRs
(In thousands)
Real estate loans:
Construction	$233	$—	$—	$233
Commercial real estate	349	—	1,960	2,309
Consumer real estate	604	—	132	736
Total real estate loans	1,186	—	2,092	3,278
Other loans:
Commercial and industrial	385	—	—	385
Total loans	$1,571	$—	$2,092	$3,663
The following table provides information on how the TDRs were modified during the years ended December 31, 2015, 2014, and 2013:

(In thousands)	2015	2014	2013
Maturity and interest rate adjustment	$96,424	$—	$—
Movement to or extension of interest rate-only payments	15,662	—	489
Other concessions(1)	—	—	—
Total	$112,086	$—	$489

(1)	Other concessions include concessions or a combination of concessions, other than maturity extensions and interest rate adjustments.
A summary of information pertaining to modified terms of loans, as of the dates indicated, is as follows:

	December 31, 2015
(In thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled debt restructuring:
Construction	3	$367	$367
Commercial real estate	3	3,608	3,608
Consumer real estate	5	1,356	1,356
Commercial and industrial	30	110,209	110,209
Total	41	$115,540	$115,540

	December 31, 2014
(In thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled debt restructuring:
Construction	4	$233	$233
Commercial real estate	3	2,309	2,309
Consumer real estate	3	736	736
Commercial and industrial	2	385	385
Total	12	$3,663	$3,663

	December 31, 2013
(In thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled debt restructuring:
Construction	2	$309	$309
Commercial real estate	3	459	459
Consumer real estate	3	761	761
Commercial and industrial	1	337	337
Total	9	$1,866	$1,866
None of the performing TDRs defaulted subsequent to the restructuring through the date the financial statements were available to be issued.
As of December 31, 2015 and 2014, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired or as a TDR.
9. Transfers and Servicing of Financial Assets
Loans serviced for others, consisting primarily of commercial loan participations sold, are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others were $43.6 million and $28.1 million at December 31, 2015 and 2014, respectively.
10. Premises and Equipment
Premises and equipment consisted of the following at December 31:

(In thousands)	2015	2014
Buildings and leasehold improvements	$48,958	$36,684
Land	13,209	10,401
Furniture, fixtures, and equipment	17,966	15,462
Construction in progress	3,512	1,664
Total premises and equipment	83,645	64,211
Less accumulated depreciation and amortization	16,490	13,041
Total premises and equipment, net	$67,155	$51,170
The Company recorded depreciation of $3.5 million, $2.9 million, and $2.6 million for the years ended December 31, 2015, 2014, and 2013, respectively.

11. Other Real Estate Owned
At December 31, 2015 and 2014, the Company had other real estate owned of $5.2 million and $5.5 million, respectively, from real estate acquired by foreclosure. The Company records assets acquired in foreclosure as the lower of cost or fair value less estimated cost to sell.
12. Goodwill and Other Acquired Intangible Assets
Changes to the carrying amount of goodwill for the years ended December 31, 2015 and 2014 are provided in the following table:

(In thousands)
Balance at December 31, 2013	$4,808
Goodwill acquired during the year	—
Balance at December 31, 2014	4,808
Goodwill acquired during the year	9,837
Balance at December 31, 2015	$14,645
During 2015, the Company recorded goodwill totaling $1.2 million in connection with the FDIC assisted acquisition of First National Bank of Crestview and $8.6 million in connection with the acquisition of SIBC. See Note 3 for further information on these acquisitions.
The Company performs an annual impairment test of goodwill on October 1, or more often if indicators or conditions are present which require an assessment. The results of the most recent test performed, as of December 31, 2015, did not indicate impairment of the Company’s recorded goodwill.
Intangible assets subject to amortization
Definite-lived intangible assets had the following carrying values as of December 31:

	2015			2014
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
				(Restated)	(Restated)	(Restated)
Core deposit intangibles	$5,056	$1,868	$3,188	$4,400	$1,485	$2,915
Other intangible assets	493	75	418	493	60	433
Total definite-lived intangible assets	$5,549	$1,943	$3,606	$4,893	$1,545	$3,348
During 2015, the Company recorded a core deposit intangible asset totaling $0.2 million in connection with the acquisition of First National Bank of Crestview and $0.5 million in connection with the acquisition of SIBC. See Note 3 for further information on these acquisitions.
The Company’s core deposit intangibles are being amortized over the estimated useful life of 12 years. The Company’s annual amortization expense totaled $0.4 million, $0.6 million, and $0.2 million for the years ended December 31, 2015, 2014, and 2013, respectively.
The estimated aggregate amortization expense for the core deposit intangible asset is as follows as of December 31, 2015:

(In thousands)
2016	$421
2017	421
2018	421
2019	421
2020	359
2021 and thereafter	1,145
Total core deposit intangibles	$3,188

13. Investments in Real Estate Properties
FNBC CDC purchases various affordable residential real estate properties in the New Orleans area for the purpose of making improvements to these properties and renting or selling the properties in order to increase the supply of such housing as part of its Community Reinvestment Act responsibilities. FNBC CDE has also made investments in certain Federal Low-Income housing units in the states of Louisiana, Mississippi, and Arkansas for the purpose of making improvements to the properties and renting. The Company’s cost, net of accumulated depreciation (including the cost of improvements) in these residential real estate properties totaled $80.7 million and $84.3 million at December 31, 2015 and 2014 as restated, respectively. During the years ended December 31, 2015, 2014, and 2013, the Company incurred development costs of $2.5 million, $2.6 million, and $5.0 million, respectively.
14. Investments in Tax Credit Entities
Federal NMTC
Investment in Bank Owned CDE
The Bank owns a CDE which competes each year for a Federal New Markets Tax Credits allocation. The Federal NMTC program is administered by the Community Development Financial Institutions Fund of the U.S. Treasury and is aimed at stimulating economic and community development and job creation in low-income communities. The program provides federal tax credits to investors who make qualified equity investments (QEIs) in a CDE. The CDE is required to invest the proceeds of each QEI in projects located in or benefiting low-income communities, which are generally defined as those census tracts with poverty rates greater than 20% and/or median family incomes that are less than or equal to 80% of the area median family income. FNBC CDE has received allocations of Federal NMTC totaling $118.0 million since 2011. These allocations generated $46.0 million in tax credits.
The credit provided to the investor totals 39% of each QEI in a CDE and is claimed over a seven-year credit allowance period. In each of the first three years, the investor receives a credit equal to 5% of the total QEI allocated to the project. For each of the remaining four years, the investor receives a credit equal to 6% of the total QEI allocated to the project. The Company has received up to $46.0 million in tax credits over the seven-year credit allowance period, beginning with the period in which the QEI was made, for its QEI of $118.0 million. Through December 31, 2015, FNBC CDE has invested in allocations of $118.0 million, of which $40.0 million of the awards was invested by the Company and $78.0 million was invested by other investors and leverage lenders, which include the Company. Of the $78.0 million invested by other investors and leverage lenders, $17.5 million was invested by the Company as the leverage lender. The Company's investment in its subsidiary CDE is eliminated upon consolidation. While the leverage lender's portion of the investment in the CDE is classified as a loan, the remaining investment in the CDE is accounted for as an equity method investment included in investment in tax credit entities in the accompanying consolidated balance sheets and evaluated at each reporting date for impairment. The impairment is evaluated based on the remaining tax credits available along with any applicable equity income or loss allocations. Impairment, if any, is recorded in the consolidated statement of income as a component of noninterest expense as well as any applicable equity income or loss allocations. The Federal NMTC claimed by the Company, with respect to each QEI, remain subject to recapture over each QEI’s credit allowance period upon the occurrence of any of the following:

•	CDE does not invest substantially all (defined as a minimum of 85%) of the QEI proceeds in qualified low-income community investments;

•	CDE ceases to be a CDE; or

•	CDE redeems its QEI investment prior to the end of the current credit allowance period.
At December 31, 2015 and 2014, none of the above recapture events had occurred, nor, in the opinion of management, are such events anticipated to occur in the foreseeable future. As of December 31, 2015, FNBC CDE had total assets of $131.6 million, consisting of cash of $6.6 million, loans of $112.3 million and other assets of $12.7 million, with liabilities of $0.5 million and capital of $131.1 million. Based on the structure of these transactions, the Company expects to recover its investment solely through use of the tax credits that were generated by the investments and any equity returns received through the limited partnership.
Investments in Non-Bank Owned CDEs
The Company is also a limited partner in several tax-advantaged limited partnerships and a shareholder in several C corporations whose purpose is to invest in approved Federal NMTC projects through CDEs that are not associated with FNBC CDE. During 2014, several of these partnerships that the Company was a limited partner in converted to C corporations. The Company’s ownership in the CDEs did not change based on the conversion. These investments are accounted for using the equity method of accounting and are included in investment in tax credit entities in the accompanying consolidated balance sheets. The limited partnerships and C corporations are considered VIEs. The VIEs have not been consolidated because the Company is not considered the primary beneficiary. The Company's investment in Federal NMTC partnerships and C corporations, net of the loans to the investment fund, are evaluated for impairment at the end of each reporting period based on the remaining tax credits available along with any equity income or loss allocations. Impairment, if any, is recorded in the consolidated statement of income as a component of noninterest expense as well as any applicable equity income or loss allocations. All of the Company’s investments in Federal NMTC structures are privately held, and their market values are not readily determinable. Based on the structure of these transactions, the Company expects to recover its investment solely through use of the tax credits that were generated by the investments and any equity returns received through the limited partnership.
Federal Low-Income Housing Tax Credits
The Company is a limited partner in tax-advantaged limited partnerships whose purpose is to invest in approved Federal Low-Income Housing tax credit projects. The tax credits associated with these investments are typically received over a 10 to 15 year period subject to recapture. These investments are accounted for using the equity method of accounting and are included in investments in tax credit entities in the accompanying consolidated balance sheets. The limited partnerships are considered to be VIEs and are evaluated for consolidation based on the Company's determination if it is the primary beneficiary. The Company has determined that it is not the primary beneficiary with respect to the limited partnerships. Thus, the VIEs have not been consolidated except for three Federal Low-Income Housing investments which were consolidated (See Note 15 for further details.) The Company utilizes the effective yield method to evaluate impairment. Impairment, if any, is recorded in the consolidated statement of income as a component of noninterest expense as well as any applicable equity income or loss allocations. All of the Company’s investments in Federal Low-Income Housing partnerships are evaluated for impairment at the end of each reporting period. Based on the structure of these transactions, the Company expects to recover its remaining investments at December 31, 2015 through the use of the tax credits that were generated by the investments and any equity returns received through the limited partnerships.
Federal Historic Rehabilitation Tax Credits
The Company is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved Federal Historic Rehabilitation tax credit projects. The tax credits generated on these investments are received in the year that the project is placed in service and subject to recapture over a 5 year period. These investments are accounted for using the equity method of accounting and are included in investments in tax credit entities in the accompanying consolidated balance sheets. The limited partnerships are considered to be VIEs and are evaluated for consolidation based on the Company's determination if it is the primary beneficiary. The Company has determined that it is not the primary beneficiary with respect to any of the limited partnerships and, thus, the VIEs have not been consolidated. All of the Company’s investments in limited partnerships are evaluated for impairment at the end of each reporting period and the Company records impairment, if any, in its consolidated statement of income as a component of noninterest expense. Impairment is calculated based upon future cash flows to be received during the Company's ownership period and the residual amount expected to be received upon disposition of its ownership position. Based on the structure of these transactions, the Company expects to recover its remaining investments in Federal Historic Rehabilitation tax credits at December 31, 2015 through the future cash flows and equity ownership in the underlying projects.
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

State NMTC
Investments in Non-Bank Owned CDEs
The Company is a limited partner in several tax-advantaged limited partnerships that are CDEs, whose purpose is to invest in approved State NMTC projects that are not associated with FNBC CDE. Based on the structure of these transactions, the Company expects to recover its remaining investments in State NMTC at December 31, 2015 through the transfer of its ownership interest to third party investors. The Company evaluates its investment for impairment at the end of each reporting period. Impairment, if any, is recorded in its consolidated statement of income as a component of noninterest expense.
The tables below set forth the Company's investment in Federal and State NMTC, Federal Low-Income Housing, and Federal and State Historic Rehabilitation tax credits, along with the credits earned and expected to be generated through its participation in these programs as of December 31, 2015 and December 31, 2014. The amounts as of December 31, 2015 and December 31, 2014 reflect the cumulative effect of the restatement adjustments related to its investments in tax credit entities and the net impact of the restatements on the recorded impairment charges:

	December 31, 2015
(In thousands)	Investment	Total Impairment(1)	Loans to Investment Funds(2)	Elimination(3)	Net Investment	Tax Benefits Recognized Through December 31, 2014	Tax Benefits Recognized in 2015	Tax Benefits Earned and to be Recognized in 2016, and Thereafter	Total Tax Benefits Earned and to be Recognized
NMTC:
Federal:
Bank Owned CDEs	$154,720	$(8,288)	$—	$(118,000)	$28,432	$16,490	$6,580	$22,950	$46,020
Non-Bank Owned CDEs	171,303	(23,738)	(127,520)	—	20,045	36,580	9,769	20,076	66,425
State	13,810	—	—	—	13,810	—	—	—	—
Total NMTC	339,833	(32,026)	(127,520)	(118,000)	62,287	53,070	16,349	43,026	112,445

Federal Low-Income Housing	30,166	(5,979)	—	—	24,187	13,188	3,965	38,972	56,125

Historic Rehabilitation:
Federal(4)	69,177	(55,220)	—	—	13,957	34,335	40,970	—	75,305
State	12,518	(4,363)	—	—	8,155	—	—	—	—
Total Historic Rehabilitation(5)	81,695	(59,583)	—	—	22,112	34,335	40,970	—	75,305
Total	$451,694	$(97,588)	$(127,520)	$(118,000)	$108,586	$100,593	$61,284	$81,998	$243,875
(1) Amount includes the impact of restatement adjustments related to the effect of the application of the equity method, as described in Note 2, with a cumulative adjustment of $14.0 million through December, 31, 2014.
(2) Interest-only leverage loans made to the investment fund during the compliance period for Federal NMTC. This amount is recorded as an offset to the Federal NMTC investment due to the interest-only leverage loan being repaid at the end of the compliance period.
(3) FNBC CDE received allocations of Federal NMTC from the CDFI Fund of the U.S. Treasury totaling $118.0 million over a three year period beginning in 2011. These investments are eliminated upon consolidation by the Company.
(4) As of December 31, 2015, the Company had $10.9 million invested and $39.1 million in outstanding commitments in Federal Historic Rehabilitation tax credit projects which the Company expects to generate Federal Historic Rehabilitation tax credits in 2016, 2017 and 2018 when the projects are completed, receive the certificates of occupancy, and the property is placed into service. The amount of tax credits to be received will be determined when the costs are certified.
(5) The total accumulated impairment includes $5.8 million in additional accrued impairment in 2015 which is owed to the project based on the investment payment terms.

	December 31, 2014
(In thousands)	Investment	Total Impairment(1)	Loans to Investment Funds(2)	Elimination(3)	Net Investment	Tax Benefits Recognized Through December 31, 2013	Tax Benefits Recognized in 2014	Tax Benefits Earned and to be Recognized in 2015, and Thereafter	Total Tax Benefits Earned and to be Recognized
	(Restated)	(Restated)			(Restated)	(Restated)
NMTC:
Federal:
Bank Owned CDEs	$154,720	$(2,254)	$—	$(118,000)	$34,466	$10,375	$6,115	$29,530	$46,020
Non-Bank Owned CDEs	162,192	(14,960)	(120,540)	—	26,692	27,213	9,367	25,945	62,525
State	28,227	—	—	—	28,227	—	—	—	—
Total NMTC	345,139	(17,214)	(120,540)	(118,000)	89,385	37,588	15,482	55,475	108,545

Federal Low-Income Housing	28,016	(4,300)	—	—	23,716	9,546	3,642	42,108	55,296

Historic Rehabilitation:
Federal(4)	45,211	(22,340)	—	—	22,871	15,014	19,321	—	34,335
State	5,545	—	—	—	5,545	—	—	—	—
Total Historic Rehabilitation(5)	50,756	(22,340)	—	—	28,416	15,014	19,321	—	34,335
Total	$423,911	$(43,854)	$(120,540)	$(118,000)	$141,517	$62,148	$38,445	$97,583	$198,176
(1) Amount represents impairment recorded from the date of original investment through the current period, as restated.
(2) Interest-only leverage loans made to the investment fund during the compliance period for Federal NMTC. This amount is recorded as an offset to the Federal NMTC investment due to the interest-only leverage loan being repaid at the end of the compliance period.
(3) Through December 31, 2014, FNBC CDE received allocations of Federal NMTC from the CDFI Fund of the U.S. Treasury totaling $118.0 million over a three year period beginning in 2011. These investments are eliminated upon consolidation by the Company.
(4) As of December 31, 2014, the Company had $7.3 million invested in Federal Historic Rehabilitation tax credit projects which the Company expects to generate Federal Historic Rehabilitation tax credits in 2015 and 2016 when the projects are completed, receive the certificate of occupancy, and the property is placed in service. The amount of tax credits to be received will be determined when the costs are certified.
(5) The total accumulated impairment includes $1.4 million in additional accrued impairment in 2014 which is owed to the project based on the investment payment terms.
The impairment of tax credit investments for the year ended December 31, 2015 reflected the net impact of restatement adjustments for certain of the Company's investments in tax credit entities and the net effect of the appropriate recording of the equity method and impairment charges and were as follows:

	For the Years Ended December 31,
(In thousands)	2015	2014	2013
		(Restated)	(Restated)
Federal NMTC	$14,812	$10,866	$4,814
Federal Low-Income Housing	1,679	1,596	1,085
Federal and State Historic Rehabilitation	43,049	12,605	7,200
Total impairment	$59,540	$25,067	$13,099

The Company also made loans and leverage loans in the normal course of business to the tax credit related projects. These loans are subject to the Company's underwriting criteria and all loans were performing according to their contractual terms at December 31, 2015. These loans were classified in the Company's loan portfolio at December 31, 2015 and 2014 as follows:

(In thousands)	December 31, 2015	December 31, 2014
		(Restated)
Construction	$43,962	$63,692
Commercial real estate	67,579	32,864
Commercial and industrial	117,389	91,273
Total loans	$228,930	$187,829
15. Variable Interest Entities
During 2013, the Company entered into a loan workout arrangement with a borrower. The result of this workout arrangement is considered to be a VIE, whereby the Company is considered the primary beneficiary and must consolidate the VIE. The initial recognition of this VIE relationship was accounted for using acquisition accounting. Under acquisition accounting, the assets and liabilities acquired are accounted for at market value and intercompany balances are eliminated. The asset acquired from the debtor, which consisted of a net operating loss, is included in the accompanying consolidated balance sheets.
A subsidiary of the Bank, FNBC CDC, is the managing member of several tax-advantaged limited partnerships whose purpose are to invest in approved Federal Low-Income Housing tax credit projects. This limited partnership is considered to be a VIE, whereby the Company is considered the primary beneficiary and must consolidate the VIE. As such, no impairment charges have been recorded with respect to this investment. The initial recognition of this VIE relationship was accounted for using acquisition accounting. Under acquisition accounting, the assets and liabilities acquired are accounted for at fair value and intercompany balances are eliminated. As of December 31, 2015, the Company included in its consolidated financial statements the VIE's total assets of $71.3 million, consisting of real estate of $70.6 million and other assets of $0.7 million, with liabilities of $5.6 million and capital of ($23.3) million. As of December 31, 2014, the Company included in its restated consolidated financial statements the VIEs total assets of $73.4 million, consisting of real estate of $72.7 million and other assets of $0.7 million, with liabilities of $5.5 million and capital of ($16.4) million.
16. Deposits
Interest-bearing deposits at December 31, 2015 and 2014 consisted of the following:

(In thousands)	2015	2014
Savings deposits	$79,779	$49,634
Money market accounts	1,277,078	1,055,505
Negotiable order of withdrawal (NOW) accounts	741,469	476,825
Certificates of deposit over $250,000	387,626	284,262
Certificates of deposit under $250,000	989,469	890,090
Total interest-bearing deposits	$3,475,421	$2,756,316
The certificates of deposit mature as follows as of December 31, 2015:

(In thousands)
2016	$671,326
2017	198,986
2018	299,424
2019	48,355
2020	143,993
Thereafter	15,011
Total certificates of deposit	$1,377,095
17. Subordinated Debentures
During 2015, the Company issued $60.0 million in aggregate principal amount of subordinated notes to certain qualified institutional investors. Unless earlier redeemed, the notes have a maturity date of February 18, 2025 and bear interest, payable semiannually in arrears on February 18 and August 18 of each year, commencing August 18, 2015, at a fixed interest rate of 5.75% per year.
The notes are not convertible into common stock or preferred stock of the Company and are not subject to redemption at the option of the holders. The notes may be redeemed by the Company, in whole or in part, on or after November 18, 2024 or, in whole but not in part, under certain limited circumstances set forth in the indenture under which the notes were issued. Any redemption by the Company would be at a redemption price equal to 100% of the principal balance being redeemed, together with any accrued and unpaid interest to the date of redemption.
Principal and interest on the notes are not subject to acceleration, except upon certain bankruptcy-related events. The notes are the unsecured, subordinated obligations of the Company and rank junior in right of payment to the Company’s current and future senior indebtedness and to the Company’s obligations to its general creditors.
18. Borrowings
Short-term Borrowings
The following is a summary of short-term borrowings at December 31:

(In thousands)	2015	2014
FHLB	$8,000	$—
Total short-term borrowings	$8,000	$—
The short-term borrowings at December 31, 2015 consisted of advances from the Federal Home Loan Bank of Dallas (FHLB) due to mature between March 21, 2016 and November 28, 2016. These advances had a weighted-average interest rate of 0.73% as of December 31, 2015. There were no short-term borrowings as of December 31, 2014.
The following is a summary of unused lines of credit at December 31:

(In thousands)	2015	2014
First National Bankers Bank	$30,000	$30,000
JPMorgan Chase	30,000	30,000
FHLB	128,801	563,213
PNC Bank	15,000	15,000
Comerica	10,000	10,000
Total unused lines of credit	$213,801	$648,213
The FHLB line of credit and advances at December 31, 2015 were subject to a blanket pledge of $1.1 billion of real estate loans and a custody pledge of $26.2 million of investment securities. The FHLB line of credit at December 31, 2014 was subject to a blanket pledge of $847.0 million of real estate loans.
Long-term Borrowings
Federal Home Loan Bank Advances
The Company had advances from FHLB which were included within long-term borrowings as of December 31, 2015 of $236.0 million. During 2015, the Company entered into a $200.0 million advance from FHLB for liquidity maintenance and interest rate management purposes. The advance matures November 28, 2025 and had a variable interest rate of 0.61% as of December 31, 2015. The Company acquired $36.0 million of FHLB advances in connection with the cash purchase of SIBC. These advances mature between June 1, 2017 and June 1, 2023 and had a weighted-average interest rate of 2.42% as of December 31, 2015.
Employee Stock Ownership Plan Loan
During 2015, the Company sponsored Employee Stock Ownership Trust entered into a loan from FNBB in order to purchase 100,000 shares of Company stock for $3.3 million. This borrowing is required to be recorded on the Company’s balance sheet, with an offsetting entry to additional paid-in capital. The loan matures on December 5, 2024, and bears interest at a floating rate equal to the Wall Street Journal Prime rate, which was 3.50% as of December 31, 2015. The loan is subject to a pledge of 90,000 shares of the Company stock owned by the Trust, as of December 31, 2015.

Long-term Repurchase Agreement
The $40.0 million borrowing included within long-term borrowings at December 31, 2015 and December 31, 2014 consists of a borrowing by the Company from Credit Suisse which is in the legal form of a long-term repurchase agreement. During 2014, the borrowing was refinanced and its maturity extended. The borrowing matures on April 1, 2019, and bears interest at a floating rate equal to three-month USD LIBOR plus 1.35%, or 1.68% and 1.59% at December 31, 2015 and 2014, respectively. This borrowing is subject to a pledge of mortgage-backed securities with a market value of $62.8 million and $61.1 million at December 31, 2015 and 2014, respectively.
The following table includes a summary of long-term borrowings at December 31:

(In thousands)	2015	2014
FNBB	$3,053	$—
Credit Suisse Securities (USA) LLC	40,000	40,000
FHLB	235,989	—
Total long-term borrowings	$279,042	$40,000
As of December 31, 2015, principal payments by year on these borrowings are as follows (in thousands):

(In thousands)
2016	$349
2017	26,349
2018	4,106
2019	44,259
2020	339
2021 and thereafter	203,640
Total long-term borrowings	$279,042
19. Repurchase Agreements
Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature one day after the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The carrying value of the securities pledged as collateral for the repurchase agreements was $91.3 million and $132.7 million at December 31, 2015 and 2014, respectively.
20. Derivative - Interest Rate Swap Agreements
Interest Rate Swaps. The Company entered into three delayed interest rate swaps with Counterparty C in 2014 to manage exposure against the variability in the expected future cash flows attributed to changes in the benchmark interest rate on a portion of its variable-rate debt. The Company entered into these interest rate swap agreements to convert a portion of its forecasted variable-rate debt to a fixed rate, which is a cash flow hedge of a forecasted transaction. The notional amount of each of the three derivative contracts are $55.0 million for a total notional amount of $165.0 million. The Company will receive payments from the counterparty at three-month LIBOR and make payments to the counterparty at fixed rates of 2.652%, 2.753%, and 2.793%, respectively, on each of the $55.0 million notional amounts of the derivative contracts. The cash flow payments on the derivatives begin January 2018 and terminate October 2023 for the 2.652% interest rate swap, begin January 2019 and terminate October 2024 for the 2.753% interest rate swap, and begin July 2019 and terminate April 2025 for the 2.793% interest rate swap.
The Company terminated its cash flow hedge with Counterparty A in 2014, which the Company had originally entered into in 2012, as internal forecasts for future interest rates changed since this transaction was initiated. The total notional amount of the derivative contract was $115.0 million and the Company was to receive payments from the counterparty at three-month LIBOR and make payments to the counterparty at a fixed rate on 2.88% on the notional amount. The termination of the cash flow hedge resulted in a loss of $8.0 million which had been reflected in the Company’s operating cash flows and included within accumulated other comprehensive income (loss), net of tax as of December 31, 2015 and 2014 . This loss had not been included in net income as of December 31, 2014 as the Company entered into a new delayed interest rate swap with substantially similar terms (see transaction above with Counterparty C) at the time of termination. The loss will be reclassified from accumulated other comprehensive income (loss) to net income as interest expense as it is amortized over a multi-year period consistent with the original maturity dates of the hedge which began in January 2015 and terminates in January 2022.
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
Interest Rate-Prime Swaps. During 2015, the Company entered into two interest rate-prime swaps with Counterparty C to manage exposure against the variability in the expected future cash flows on the designated Prime and Prime plus 1% pools of its floating rate loan portfolio. The Company entered into these interest rate-prime swap agreements to hedge the cash flows from these pools of its floating rate loan portfolio, which is expected to offset the variability in the expected future cash flows attributable to the fluctuations in the daily weighted average Wall Street Journal Prime index, which is a cash flow hedge of a forecasted transaction. The notional amount of the contracts are a Prime tranche of $30.0 million and a Prime plus 1% tranche of $40.0 million for a total notional amount of $70.0 million. The Company receives payments from the counterparty at a fixed rate of interest and pays the counterparty at the Prime rate associated with each tranche on its notional amount. The Prime tranche receives payments at a fixed rate of 4.50% and pays the counterparty at Prime on the notional amount. The Prime plus 1% tranche receives payments at a fixed rate of 5.49% and pays the counterparty at Prime plus 1% on the notional amount. The cash flow payments on the derivatives began December 2015 and terminate September 2022.
During 2015, the Company terminated two of its interest rate swaps with Counterparty B, which the Company originally entered into in 2013, as internal forecasts for future interest rates changed since these transactions were initiated. The notional amounts of the derivative contracts were a Prime tranche of $30.0 million and a Prime plus 1% tranche of $40.0 million for a total notional amount of $70.0 million. The termination of the cash flow hedges resulted in a gain of $1.3 million which has been reflected in the Company's operating cash flows and included within accumulated other comprehensive income (loss), net of tax. This gain has not been included in net income as of December 31, 2015 as the Company entered into two new interest rate prime swaps with substantially similar terms (see interest rate-prime swaps transaction with Counterparty C above) at the time of termination. The gain will be reclassified from accumulated other comprehensive income (loss) to net income as interest income as it is accreted over a multi-year period consistent with the original maturity dates of the hedges which began in September 2013 and terminates in September 2019.
During 2015, the Company entered into four interest rate swaps with Counterparty C to manage exposure against the variability in the expected future cash flows on the designated Prime plus 1% floored at 5%, Prime plus 2%, Prime plus 2% actual/365, and Prime plus 2.25% pools of its floating rate loan portfolio. The Company entered into the interest rate-prime swap agreements to hedge the cash flows from these pools of its floating rate loan portfolio, which is expected to offset the variability in the expected future cash flows attributable to the fluctuations in the daily weighted average Wall Street Journal Prime index, which is a cash flow hedge of a forecasted transaction. The notional amount of the contracts are Prime plus 1% floored at 5% tranche of $40.0 million, Prime plus 2% tranche of $15.0 million, Prime plus 2% actual/365 tranche of $10.0 million, and Prime plus 2.25% tranche of $10.0 million for a total notional amount of $75.0 million. The Company receives payments from the counterparty at a fixed rate of interest and pays the counterparty at the Prime rate associated with each tranche on its notional amount. The Prime plus 1% floored at 5% tranche receives payments at a fixed rate of 5.81% and pays the counterparty at Prime plus 1% floored at 5% on the notional amount. The Prime plus 2% and Prime plus 2% actual/365 tranches receives payments at a fixed rate of 6.56% and pays the counterparty at Prime plus 2% on the notional amounts. The Prime plus 2.25% tranche receives payments at a fixed rate of 6.81% and pays the counterparty at Prime plus 2.25% on the notional amount. The cash flow payments on the derivatives began March 2015 and terminate March 2021.
The Company entered into four interest rate swaps with Counterparty B in 2013 to manage exposure against the variability in the expected future cash flows on the designated Prime, Prime plus 1%, Prime plus 1% floored at 5% and Prime plus 1% floored at 5.5% pools of its floating rate loan portfolio. The Company entered into the interest rate swap agreements to hedge the cash flows from these pools of its floating rate loan portfolio, which is expected to offset the variability in the expected future cash flows attributable to the fluctuations in the daily weighted average Wall Street Journal Prime index, which is a cash flow hedge of a forecasted transaction. The Company terminated the Prime and Prime plus 1% tranches in September 2015 (see September 2015 interest rate-prime swaps transaction with Counterparty B above). The notional amount of the remaining prime hedges are Prime plus 1% floored at 5% tranche of $100.0 million and Prime plus 1% floored at 5.5% tranche of $80.0 million for a total notional amount of $180.0 million as of December 31, 2015. The Company receives payments from the counterparty at a fixed rate of interest and pays the counterparty at the Prime rate associated with each tranche on its notional amount. The Prime plus 1% floored at 5% tranche receives payments at a fixed rate of 6.01% and pays the counterparty at Prime plus 1%, floored at 5% on the notional amount. The Prime plus 1% floored at 5.5% tranche receives payments at a fixed rate of 6.26% and pays the counterparty at Prime plus 1% floored at 5.5% on the notional amount. The cash flow payments on the derivatives began September 2013 and terminate September 2019.
Information pertaining to outstanding derivative instruments is as follows:

		Derivative Assets Fair Value			Derivative Liabilities Fair Value
(In thousands)	Balance Sheet Location	December 31, 2015	December 31, 2014	Balance Sheet Location	December 31, 2015	December 31, 2014
Derivatives designated as hedging instruments under ASC Topic 815:
Interest rate swaps - Counterparty B	Other Assets	$—	$—	Other Liabilities	$20,613	$15,995
Interest rate-prime swaps - Counterparty B	Other Assets	3,815	3,042	Other Liabilities	—	—
Interest rate swaps - Counterparty C	Other Assets	—	37	Other Liabilities	3,037	—
Interest rate-prime swaps - Counterparty C	Other Assets	541	—	Other Liabilities	406	—
		$4,356	$3,079		$24,056	$15,995
The Company entered into master netting arrangements with both Counterparty B and Counterparty C whereby the delayed interest rate swaps and hedges would be settled net. Net fair values of the Counterparty B and and Counterparty C delayed interest rate swaps and hedges as of December 31, 2015 and 2014 are as follows:

	December 31, 2015
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
(In thousands)		Derivatives	Collateral	Net
Derivatives subject to master netting arrangements:
Derivative liabilities:
Counterparty B	$16,798	$—	$—	$16,798
Counterparty C	2,902	—	—	2,902
Net derivative liability	$19,700	$—	$—	$19,700

	December 31, 2014
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
(In thousands)		Derivatives	Collateral	Net
Derivatives subject to master netting arrangements:
Derivative liabilities:
Counterparty B	$12,953	$—	$—	$12,953
Net derivative liability	$12,953	$—	$—	$12,953
Pursuant to the interest rate swap agreements described above with Counterparty B, the Company pledged collateral in the form of investment securities totaling $19.6 million (with a fair value at December 31, 2015 of $20.0 million), which has been presented gross in the Company’s balance sheet. Pursuant to the interest rate swap agreements described above with Counterparty C, the Company pledged collateral in the form of investment securities totaling $4.6 million (with a fair value at December 31, 2015 of $4.1 million), which has been presented gross in the Company’s balance sheet. There was no collateral posted from the counterparties to the Company as of December 31, 2015 and 2014.
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

For interest rate swap agreements that are not designated as hedging instruments, changes in the fair value of the derivatives are recognized in earnings immediately. As of December 31, 2015 and 2014, there were no interest rate swap agreements that were not designated as hedging instruments.

For the year ended December 31, 2015, the Company reclassified $1.1 million from accumulated other comprehensive income (loss) into interest expense as a result of the discontinuance of the cash flow hedge with Counterparty A. The Company expcects to reclassify $1.1 million from accumulated other comprehensive income (loss) into interest expense over the next 12 months related to the amortization of the net loss incurred on the cash flow hedge terminated in December 2014. The remaining $6.9 million loss related to the discontinuance of the cash flow hedge with Counterparty A will be reclassified from accumulated other comprehensive income (loss) into interest expense as it is amortized by the effective yield method over a multi-year period consistent with the original maturity dates of the hedge which began in January 2015 and will terminate in January 2022. No amounts were reclassified into earnings for the year ended December 31, 2014.
For the year ended December 31, 2015, the Company reclassified $0.1 million from accumulated other comprehensive income (loss) into interest income as a result of the discontinuance of the cash flow hedges with Counterparty B. The Company expects to reclassify $0.3 million from accumulated other comprehensive income (loss) into interest income over the next 12 months related to the accretion of the net gain incurred on the cash flow hedges terminated in September 2015. The remaining $1.2 million gain related to the discontinuance of the cash flow hedge with Counterparty B will be reclassified from accumulated other comprehensive income (loss) into interest income as it is accreted by the effective yield method over a multi-year period consistent with the original maturity dates of the hedge which began in September 2013 and terminates in September 2019.
As of December 31, 2015 and 2014, no amounts of gains or losses have been reclassified from accumulated comprehensive income (loss), nor have any amounts of gains or losses been recognized due to ineffectiveness of a portion of the derivatives. At December 31, 2015, no amount of the derivatives will mature within the next 12 months. The Company does not expect to reclassify any amount from accumulated other comprehensive income (loss) into interest income over the next 12 months for derivatives that will be settled.
At December 31, 2015 and 2014, the remaining amount of cash flow hedge effectiveness to be reclassified into earnings is as follows:

	Amount of Gain (Loss) Recognized in OCI, net of taxes (Effective Portion)
(In thousands)	As of December 31,
Derivatives in ASC Topic 815 Cash Flow Hedging Relationships:	2015	2014
Interest rate swap with Counterparty A	$(4,483)	$(5,194)
Interest rate swap and prime swaps with Counterparty B	(10,121)	(8,419)
Interest rate swap and prime swaps with Counterparty C	(1,887)	23
Total	$(16,491)	$(13,590)
21. Income Taxes
The income tax benefit on the income from operations for the years ended December 31, 2015, 2014, and 2013 was as follows:

(In thousands)	2015	2014	2013
		(Restated)	(Restated)
Current tax expense	$2,076	$3,436	$186
Deferred tax benefit	(108,341)	(36,159)	(23,593)
Total tax benefit	$(106,265)	$(32,723)	$(23,407)

The amount of taxes in the accompanying consolidated statements of income differs from the expected amount using the statutory federal income tax rates primarily due to the effect of various tax credits. An analysis of those differences for the years ended December 31, 2015, 2014, and 2013 are presented below:

	Year Ended December 31,
(In thousands)	2015	2014	2013
		(Restated)	(Restated)
Federal tax (benefit) expense at statutory rates	$(46,026)	$4,125	$3,577
Tax credits(1)	(61,284)	(38,445)	(28,421)
Tax credit-basis reduction	1,904	1,647	2,019
Other tax credits	(616)	(617)	—
Tax-exempt income	(764)	(87)	(1,070)
Disallowed interest expense	76	98	117
Valuation allowance for deferred tax assets	127	143	173
Other	318	413	198
Income tax benefit	$(106,265)	$(32,723)	$(23,407)

(1)
As discussed in Note 14, the Company earns Federal NMTC, Federal Historic Rehabilitation, and Federal Low-Income Housing tax credits, which reduce the Company’s federal income tax liability or creates a carryforward as applicable.

The components of the Company’s deferred tax assets and liabilities as of December 31 are presented below:

	Year Ended December 31,
(In thousands)	2015	2014
		(Restated)
Deferred tax assets:
Loan loss reserve	$27,467	$14,817
Tax credit carryforwards	146,220	91,863
NOL carryforward	8,762	8,681
Stock-based compensation	1,050	824
Deferred compensation	232	91
Securities available for sale	2,635	7,317
Unrealized loss on cash flow hedges	8,879	3,298
Other real estate	297	263
Basis difference in assumed liabilities	2,409	140
Impairment of investment in short term receivables	24,463	—
Capital loss carryforward	—	309
Other	2,960	884
Gross deferred tax assets	225,374	128,487
Valuation allowance	(1,537)	(1,719)
Total deferred tax assets	223,837	126,768
Deferred tax liabilities:
Fixed assets	7,901	7,190
Deferred loan costs	7,027	6,296
Amortizable costs	1,409	1,388
Investments in tax credit entities	901	17,821
Basis difference in assumed assets	904	—
Other	408	558
Total deferred tax liabilities	18,550	33,253
Net deferred tax assets	$205,287	$93,515
In determining whether a valuation allowance related to deferred tax assets was necessary, the Company considered all available evidence including historical information supplemented by all currently available information about future years. The

Company also considered events occurring subsequent to December 31, 2015 but before the financial statements were released that provided additional evidence (negative or positive) regarding the likelihood of realization of existing deferred tax assets.
The negative evidence cited included cumulative losses in recent years which included all “non-recurring” charges such as impairments or losses on certain assets that had not occurred previously. Certain of these items may not be indicative of future results, but they are part of total results, and therefore similar types of items may occur in future years.
Considerable judgment is required in assessing the need for a valuation allowance including all available evidence, both positive and negative, as the assessment includes determining the feasibility and willingness of the Company to employ various tax planning strategies and projections of future taxable income. Management employed various stress test techniques when evaluating the reasonableness of their estimates, including future taxable income, deferring to scenarios deemed to be mostly likely and supportable by the available data.
As of December 31, 2015, the Company’s net operating loss carryforwards were $25.0 million with an expiration date of December 2035. Included in the Company's net operating loss carryforwards is $19.8 million obtained through a bankrupt entity which the Company's expects to obtain control.
As of December 31, 2015, the Company’s tax credit carryforwards were $146.2 million with expiration dates beginning December 2031 through December 2035.
The Company recognized $16.3 million, $15.5 million, and $14.2 million in Federal NMTC in its consolidated income tax provision for the years ended December 31, 2015, 2014, and 2013, respectively. The Company recognized $4.0 million, $3.6 million, and $3.7 million in Federal Low-Income Housing tax credits in its consolidated income tax provision for the years ended December 31, 2015, 2014, and 2013, respectively. The Company recognized $41.0 million, $19.3 million, and $10.5 million in Federal Historic Rehabilitation tax credits in its consolidated income tax provision for the years ended December 31, 2015, 2014, and 2013, respectively.
22. Shareholders’ Equity
Senior Preferred Stock
During 2015, the holder of the Series C preferred stock exchanged 364,983 shares of Series C preferred stock for an equivalent number of shares of common stock. The Company had issued 916,841 shares of convertible perpetual Series C preferred stock in exchange for approximately $20.6 million in 2011.There were no shares of the Company's Series C preferred stock outstanding as of December 31, 2015. There were no shares of the Company's convertible perpetual preferred stock Series C shares that were converted during 2014, and 551,858 shares of preferred stock were converted into an equivalent number of shares of common stock during 2013.
The assumed conversion of the convertible perpetual preferred stock Series C shares outstanding is excluded in the calculation of the Company's diluted earnings per share for the year ended 2014 since the shares were contingently issuable and the contingency still existed as of December 31, 2014.
The Company sold approximately $37.9 million of senior noncumulative perpetual preferred stock, Series D in 2011 to the U.S. Treasury, pursuant to the Small Business Lending Fund Program. At December 31, 2015, the Series D preferred stock had an aggregate liquidation preference of approximately $37.9 million and qualified as Tier 1 regulatory capital.
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
As of February 4, 2016, the Company had not redeemed the Series D preferred stock, and based on its terms, the annual dividend rate increased to 9%.

23. Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income (loss) and changes in those components are presented in the following tables:

(In thousands)	Cash Flow Hedges(1)	Terminated Cash Flow Hedges(2)	Transfers of Available for Sale Securities to Held to Maturity	Available for Sale Securities	Total
Balance at January 1, 2015	$(8,396)	$(5,194)	$(3,354)	$(2,793)	$(19,737)
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain (loss)	(6,785)	1,326	—	1,272	(4,187)
Reclassification of net losses realized and included in earnings	—	995	—	—	995
Amortization of unrealized net gain	—	—	660	—	660
Income tax expense (benefit)	(2,375)	812	232	447	(884)
Balance at December 31, 2015	$(12,806)	$(3,685)	$(2,926)	$(1,968)	$(21,385)

(In thousands)	Cash Flow Hedges(1)	Terminated Cash Flow Hedge(2)	Transfers of Available for Sale Securities to Held to Maturity	Available for Sale Securities	Total
Balance at January 1, 2014	$(2,054)	$—	$(3,710)	$(10,751)	$(16,515)
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain (loss)	(9,757)	(7,990)	—	12,379	(5,368)
Reclassification of net gains realized and included in earnings	—	—	—	(135)	(135)
Amortization of unrealized net gain	—	—	547	—	547
Income tax expense (benefit)	(3,415)	(2,796)	191	4,286	(1,734)
Balance at December 31, 2014	$(8,396)	$(5,194)	$(3,354)	$(2,793)	$(19,737)

(In thousands)	Cash Flow Hedges(1)	Terminated Cash Flow Hedge	Transfers of Available for Sale Securities to Held to Maturity	Available for Sale Securities	Total
Balance at January 1, 2013	$(4,455)	$—	$—	$1,529	$(2,926)
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain (loss)	3,694	—	(5,919)	(18,576)	(20,801)
Reclassification of net gains realized and included in earnings	—	—	—	(316)	(316)
Amortization of unrealized net gain	—	—	211	—	211
Income tax expense (benefit)	1,293	—	(1,998)	(6,612)	(7,317)
Balance at December 31, 2013	$(2,054)	$—	$(3,710)	$(10,751)	$(16,515)
(1) Balances represent the net operating changes in all of the Company's cash flow hedge relationships as of the dates stated.
(2) Balances represent the net unrealized gains (loss) at termination of a certain cash flow hedge, interest rate swap cash flow hedge, and interest rate-prime swap cash flow hedge relationships. See Note 20 for further explanation on the terminated cash flow hedges.

24. Capital Requirements and Other Regulatory Matters
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, Tier 1 capital to average assets, and common equity Tier 1 capital to risk-weighted assets. Management believes, as of December 31, 2015 and 2014, that the Company and the Bank met all minimum capital adequacy requirements to which they are subject.
As of December 31, 2015, the Bank was classified as “adequately capitalized” for purposes of the FDIC's prompt corrective action requirements. To be categorized as "well capitalized", an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and common equity Tier 1 capital ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed that categorization. Section 29 of the Federal Deposit Insurance Act limits the use of brokered deposits by institutions that are less than “well-capitalized” and allows the FDIC to place restrictions on interest rates that institutions may pay.
The following tables present the actual capital amounts and regulatory capital ratios for the Company and the Bank as of December 31, 2015 and 2014:

	December 31, 2015
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 leverage capital:
First NBC Bank Holding Company	$265,191	6.03%	$175,890	4.00%	NA	NA
First NBC Bank	321,346	7.44%	172,817	4.00%	$216,022	5.00%
Tier 1 risk-based capital:
First NBC Bank Holding Company	$265,191	6.33%	$251,400	6.00%	NA	NA
First NBC Bank	321,346	7.68%	251,121	6.00%	$334,828	8.00%
Total risk-based capital:
First NBC Bank Holding Company	$378,815	9.04%	$335,200	8.00%	NA	NA
First NBC Bank	374,976	8.96%	334,828	8.00%	$418,535	10.00%
Common equity tier 1 risk-based capital:
First NBC Bank Holding Company	$265,191	6.33%	$188,550	4.50%	NA	NA
First NBC Bank	321,346	7.68%	188,341	4.50%	$272,048	6.50%

	December 31, 2014
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Restated)	(Restated)	(Restated)		(Restated)
Tier 1 leverage capital:
First NBC Bank Holding Company	$341,897	9.47%	$144,429	4.00%	NA	NA
First NBC Bank	315,750	8.80%	143,563	4.00%	$179,454	5.00%
Tier 1 risk-based capital:
First NBC Bank Holding Company	$341,897	10.28%	$133,031	4.00%	NA	NA
First NBC Bank	315,750	9.55%	132,309	4.00%	$198,464	6.00%
Total risk-based capital:
First NBC Bank Holding Company	$383,446	11.53%	$266,063	8.00%	NA	NA
First NBC Bank	357,112	10.80%	264,618	8.00%	$330,773	10.00%
25. Warrants
In connection with the financing of the start-up activities of the Company, the organizing shareholders of the Company received warrants for 162,500 shares of common stock with an exercise price of $10 per share. The warrants are exercisable immediately and have an expiration date of 10 years. No charge was made to income in connection with the warrants. During 2015, an aggregate of 15,000 organizer warrants were exercised. As of December 31, 2015, a total of 110,000 organizer warrants remained outstanding. In connection with the acquisition of Dryades Bancorp, Inc. in 2010, the Company issued 87,509 warrants at $19.50 per share. There were 1,980 shares of these warrants exercised during 2015, and 75,446 remained outstanding as of December 31, 2015.
26. Stock-Based Compensation
The Company has various types of stock-based compensation plans. These plans are administered by the Compensation and Human Resources Committee of the Board of Directors, which selects persons eligible to receive awards and approves the number of shares and/or options subject to each award, the terms, conditions, and other provisions of the awards.
Restricted Stock
The Company issues restricted stock under the 2006 Plan and 2014 Plan for certain officers and directors. The Company approved the 2014 Plan during May 2014. There were 61,450 restricted stock awards issued under the 2014 Plan during 2015 and 13,021 restricted stock awards issued under the 2014 plan in 2014. Restricted stock awards issued under the 2014 Plan that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned compensation related to these awards is amortized over the vesting period of 3 years. The total share-based compensation expense related to the awards is determined based on the market price of the Company's common stock as of the grant date applied to the total number of shares granted and is amortized over the vesting period. There were 3,620 shares of restricted stock vested as of December 31, 2015. There was $1.8 million and $0.3 million unearned share-based compensation associated with these awards as of December 31, 2015 and 2014, respectively.
The following table represents unvested restricted stock activity for the year ended December 31, 2015:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance, beginning of year	12,892	$34.32
Granted	61,450	33.35
Canceled	(667)	34.26
Forfeited	(1,509)	32.99
Balance, end of year	72,166	$33.52
There was $0.5 million and $0.1 million in compensation expense that was included in salaries and benefits expense in the accompanying consolidated statements of income for the years ended December 31, 2015 and 2014, respectively. There was no compensation expense included in salaries and benefits in the accompanying consolidated statements of income for the year ended December 31, 2013.
Stock Options
The Company issues stock options to directors, officers, and other key employees. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant and the maximum option term cannot exceed 10 years. The stock options granted were issued with vesting periods ranging from 3 to 5 years. At December 31, 2015, there were 981,505 shares available for future issuance of option or restricted stock awards under approved compensation plans.
For the years ended December 31, 2015 and 2014, total stock option compensation expense that was included in salaries and employee benefits expense was $0.6 million and $0.7 million was included for the year ended December 31, 2013, respectively. The related income tax benefit in the accompanying consolidated statements of income was $0.2 million, $0.1 million, and $0.2 million for the years ended December 31, 2015, 2014, and 2013, respectively.
The Company uses the Black-Scholes option pricing model to estimate the fair value of the stock options awards. The following weighted-average assumptions were used for option awards granted during the years ended December 31 of the periods indicated:

	2015	2014	2013
Expected dividend yield	—%	—%	—%
Weighted-average expected volatility	42.89%	44.53%	36.68%
Weighted-average risk-free interest rate	1.73%	2.21%	1.73%
Expected option term (in years)	6.0	6.0	6.0
Contractual term (in years)	10.0	10.0	10.0
Weighted-average grant date fair value	$14.06	$15.56	$5.22
The assumptions above were based on multiple factors, primarily the historical stock option patterns of a group of publicly traded peer banks based in the southeastern United States.
At December 31, 2015, there was $1.0 million in unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 1.3 years.
The following table represents the activity related to stock options during the periods indicated:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Options outstanding, December 31, 2012	809,017	$11.81
Granted	139,650	16.16
Exercised	(76,966)	10.39
Forfeited or expired	(16,600)	15.16
Options outstanding, December 31, 2013	855,101	13.48
Granted	38,013	34.32
Exercised	(57,370)	12.26
Forfeited or expired	(1,074)	22.13
Options outstanding, December 31, 2014	834,670	14.50
Granted	33,187	32.55
Exercised	(42,409)	13.84
Forfeited or expired	(4,252)	24.20
Options outstanding, December 31, 2015	821,196	$15.22	5.55
Options exercisable, December 31, 2013	374,535	$11.94
Options exercisable, December 31, 2014	522,600	$12.70
Options exercisable, December 31, 2015	621,255	$13.56	5.00

The following table presents weighted-average remaining life as of December 31, 2015 for options outstanding within the stated exercise prices:

	Options Outstanding			Options Exercisable
Exercise Price Range Per Share	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Life (Years)	Number of Shares	Weighted- Average Exercise Price
$10.00-$12.70	306,494	$11.32	3.38	306,494	$11.32
$14.20-$15.88	441,322	15.00	6.54	299,405	14.92
$23.68-$34.35	73,380	32.81	8.64	15,356	32.01
Total Options	821,196	$15.22	5.55	621,255	$13.56
At December 31, 2015, the aggregate intrinsic value of shares underlying outstanding stock options and underlying exercisable stock options was $18.2 million and $14.8 million, respectively. Total intrinsic value of options exercised was $0.8 million for the year ended December 31, 2015 and $1.2 million during the years ended December 31, 2014 and 2013.
27. Financial Instruments With Off-Balance-Sheet Risk
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
At December 31, 2015 and 2014, the Company had made various commitments to extend credit of $822.0 million and $620.3 million, respectively. The Company’s management does not anticipate any material loss as a result of these transactions.
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
Standby letters of credit represent commitments by the Company to meet the obligations of certain customers, if called upon. These financial instruments are considered guarantees in accordance with ASC 460. Outstanding standby letters of credit as of December 31, 2015 were $106.2 million and expire between 2016 and 2040. Outstanding standby letters of credit as of December 31, 2014, were $110.6 million and expire between 2015 and 2040. Net unamortized fees related to letters of credit origination were $0.3 million as of December 31, 2015 and 2014. Net unamortized costs related to letters of credit origination were $0.4 million and $0.2 million as of December 31, 2015 and 2014, respectively.
28. Commitments and Contingencies
Litigation Matters

On May 5, 2016, a purported securities class action suit was commenced in the United States District Court for the Eastern District of Louisiana, naming as defendants the Company, its Chairman and Chief Executive Officer, and its Chief Financial Officer. The lawsuit alleges violations of the Securities Exchange Act of 1934 and Rule 10b-5 in connection with allegedly false and misleading statements made by the Company related to its tax credit accounting practices and exposure to the oil and gas industry. The plaintiff seeks, among other things, damages for purchasers of the Company's common stock between May 10, 2013 and April 8, 2016. A group of institutional investors and a pension fund have each moved for appointment as lead plaintiff of the putative class. Briefing on the lead plaintiff motions was completed on July 19, 2016, and the parties currently await a decision on these motions from the Court. The Company believes that it has meritorious defenses and intend to defend this lawsuit vigorously. This lawsuit and any other related lawsuits are subject to inherent uncertainties, and the ultimate outcome of such litigation is necessarily unknown. The Company is unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in such matters.

The SEC has commenced an investigation relating to the Company’s financial reporting. The Company is fully cooperating with the SEC. The Company cannot predict the duration or outcome of this investigation.  Any action by the SEC or other government agency could result in civil or criminal sanctions against the Company and/or certain of its current or former officers, directors or employees.

The Company is party to various other litigation matters incidental to the conduct of our business. Based upon its evaluation of information currently available, the Company believes that the ultimate resolution of any such proceedings will not have a material adverse effect, either individually or in the aggregate, on its financial condition, results of operations or cash flows.

Leases

The Company leases certain branch offices through noncancelable operating leases with terms that range from one to 30 years, with renewal options thereafter. Certain leases have escalation clauses and renewal options ranging from one to 59 years. Rent expense was approximately $3.6 million, $3.2 million, and $3.3 million for the years ended December 31, 2015, 2014, and 2013, respectively.
At December 31, 2015, the minimum annual rental payments to be made under the noncancelable leases are as follows:

(In thousands)
Year ending December 31:
2016	$3,943
2017	3,935
2018	3,614
2019	3,441
2020	3,303
Thereafter	34,322
$52,558
At December 31, 2015, the Company has one capital lease related to a branch office in Crestview, Florida, which included renewal options for 20 years. The $1.2 million of assets, net of accumulated depreciation of $0.1 million, recorded under the capital lease is included within Bank premises and equipment, net in the accompanying consolidated balance sheets. The Company recorded amortization of $0.1 million related to the capital lease for the year ended December 31, 2015, which has been included within depreciation expense. There were no costs related to capital leases included within depreciation for the years ended December 31, 2014 and 2013.
At December 31, 2015, the minimum annual rental payments, net of imputed interest, to be made under the capital lease are as follows:

(In thousands)
Year ending December 31:
2016	$46
2017	48
2018	50
2019	51
2020	53
Thereafter	965
$1,213
Off-Balance-Sheet Arrangements
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These transactions include commitments to extend credit in the ordinary course of business to approved customers. Generally, loan commitments have been granted on a temporary basis for working capital or commercial real estate financing requirements or may be reflective of loans in various stages of funding. These commitments are recorded on the Company’s financial statements as they are funded. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Loan commitments include unused commitments for open-end lines secured by one to four family residential properties and commercial properties, commitments to fund loans secured by commercial real estate, construction loans, business lines of credit, and other unused commitments. Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company minimizes its exposure to loss under loan commitments and standby letters of credit by subjecting them to credit approval and monitoring procedures. The effect on the Company’s revenues, expenses, cash flows, and liquidity of the unused portions of these commitments cannot be reasonably predicted because there is no guarantee that the lines of credit will be used. The liability for losses on unfunded commitments totaled $0.3 million and $0.2 million at December 31, 2015 and 2014, respectively.
The following is a summary of the total notional amount of loan commitments and standby letters of credit outstanding at December 31, 2015 and 2014:

(In thousands)	2015	2014
Standby letters of credit	$106,232	$110,636
Unused loan commitments	715,759	509,665
Total	$821,991	$620,301
29. Related-Party Transactions
In the ordinary course of business, the Company makes loans to and holds deposits for directors and executive officers of the Company and their associates.
The prior year amounts of related-party loans has been restated due to the omission of certain related-parties in the prior year. The amounts of such related-party loans were $339.4 million and $233.2 million at December 31, 2015 and 2014, respectively. During 2015, $128.9 million in related-party loans were funded and $22.7 million were repaid. Also, in the ordinary course of business, the Company makes loans to affiliate entities of the Bank. These loans totaled $41.4 million as of December 31, 2015 and 2014. None of the related-party loans and affiliate entity loans were classified as nonaccrual, past due, restructured, or potential problem loans at December 31, 2015 or 2014. The amounts of such related-party deposits were $22.5 million and $14.4 million at December 31, 2015 and 2014, respectively.
The Company leases a building from a partnership that is owned by two directors of the Company. The Company paid approximately $0.2 million in annual rent expense related to this lease for the years ended December 31, 2015, 2014, and 2013. The lease also includes options for multiple five-year term extensions beyond the original lease expiration of October 2004, provided there were no defaults of material lease provisions by the lessee. The Company exercised an option to extend the lease for an additional five years in October 2014.
30. Employee Benefits
401(k) Profit-Sharing Plan
The Company participates in a contributory retirement and savings plan (the Plan), which covers substantially all employees and meets the requirements of Section 401(k) of the Internal Revenue Code. Employer contributions to the Plan are based on the participants’ contributions, with an additional discretionary contribution as determined by the Board of Directors. Company contributions under the Plan were approximately $1.2 million, $1.1 million, and $1.0 million for the years ended December 31, 2015, 2014, and 2013, respectively. The Company pays all expenses associated with the Plan.
Employee Stock Ownership Plan
The Company sponsors an employee stock ownership plan (ESOP), which held 147,890 shares of Company stock as of December 31, 2015, a portion of which was subject to indebtedness utilized to purchase the shares in March 2015 (see Note 18 for further explanation on the ESOP loan entered in March 2015). The leveraged ESOP allocates shares annually to eligible employee participants pro rata based on compensation. All participants vest in the annual allocations at 20% per year. The Company recognized compensation expense with respect to the ESOP of $0.4 million, $0.3 million, and $0.2 million for the years ended December 31, 2015, 2014, and 2013, respectively. The Company pays all expenses associated with the ESOP.
31. Fair Value Measurements
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

A description of the valuation methodologies used for instruments measured at fair value follows, as well as the classification of such instruments within the valuation hierarchy. Securities are classified within Level 1 when quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using pricing models or quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Examples include certain available for sale securities. The Company’s investment portfolio did not include Level 3 securities as of December 31, 2015 and December 31, 2014.

The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy, based on the inputs used to determine the fair value at the measurement date in the tables below:

		December 31, 2015
		Fair Value Measurement Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities:
U.S. government agency securities	$149,675	$—	$149,675	$—
U.S. Treasury securities	12,703	—	12,703	—
Municipal securities	12,100	—	12,100	—
Mortgage-backed securities	77,511	—	77,511	—
Corporate bonds	7,823	—	7,823	—
Other equity securities	20	20	—	—
Other debt securities	25,994	—	25,994	—
Total	$285,826	$20	$285,806	$—
Liabilities
Derivative instruments	$19,700	$—	$19,700	$—

		December 31, 2014
		Fair Value Measurement Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities:
U.S. government agency securities	$157,527	$—	$157,527	$—
U.S. Treasury securities	12,610	—	12,610	—
Municipal securities	12,246	—	12,246	—
Mortgage-backed securities	57,087	—	57,087	—
Corporate bonds	8,177	—	8,177	—
	$247,647	$—	$247,647	$—
Derivative instruments	37	—	37	—
Total	$247,684	$—	$247,684	$—
Liabilities
Derivative instruments	$12,953	$—	$12,953	$—
The Company has segregated all financial assets and liabilities that are measured at fair value on a nonrecurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below:

		December 31, 2015
		Fair Value Measurement Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Loans	$80,006	$—	$—	$80,006
OREO	3,701	—	—	3,701
Investment in tax credit entities	1,425	—	—	1,425
	$85,132	$—	$—	$85,132

		December 31, 2014
		Fair Value Measurement Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Restated)			(Restated)
Assets
Loans	$20,679	$—	$—	$20,679
OREO	3,022	—	—	3,022
Investment in tax credit entities	1,672	—	—	1,672
	$25,373	$—	$—	$25,373
In accordance with ASC Topic 310, the Company records loans and other real estate considered impaired at the lower of cost or fair value. Impaired loans, recorded at fair value, are Level 3 assets measured using appraisals from external parties of the collateral, less any prior liens primarily using the market or income approach. The residual value or fair value of the Company's investment in tax credit entities are Level 3 assets measured using appraisals or actual costs incurred on the underlying individual properties, applying an estimated inflation rate on the appraised values or actual costs and discounting the cash flows.
The Company did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis during the years ended December 31, 2015 and December 31, 2014.
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
The estimated fair values of the Company’s financial instruments were as follows as of the dates indicated:

	Fair Value Measurements at December 31, 2015
(In thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$349,054	$349,054	$349,054	$—	$—
Investment in short-term receivables	25,604	25,604	25,604	—	—
Investment securities available for sale	285,826	285,826	20	285,806	—
Investment securities held to maturity	82,074	82,799	—	82,799	—
Loans and loans held for sale	3,466,268	3,444,920	—	—	3,444,920
Financial Liabilities:
Deposits, noninterest-bearing	368,421	368,421	—	368,421	—
Deposits, interest-bearing	3,475,421	3,403,261	—	—	3,403,261
Repurchase agreements	79,251	79,251	—	79,251	—
Short-term borrowings	8,000	7,994	—	7,994	—
Long-term borrowings	339,042	341,033	—	341,033	—
Derivative instruments	19,700	19,700	—	19,700	—

	Fair Value Measurements at December 31, 2014
(In thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
	(Restated)	(Restated)		(Restated)	(Restated)
Financial Assets:
Cash and cash equivalents	$50,888	$50,888	$50,888	$—	$—
Investment in short-term receivables	237,135	237,135	237,135	—	—
Investment securities available for sale	247,647	247,647	—	247,647	—
Investment securities held to maturity	89,076	90,956	—	90,956	—
Loans and loans held for sale	2,675,645	2,659,820	—	—	2,659,820
Derivative instruments	37	37	—	37	—
Financial Liabilities:
Deposits, noninterest-bearing	362,577	362,577	—	362,577	—
Deposits, interest-bearing	2,756,316	2,722,134	—	—	2,722,134
Repurchase agreements	117,991	117,991	—	117,991	—
Long-term borrowings	40,000	42,270	—	42,270	—
Derivative instruments	12,953	12,953	—	12,953	—

32. Parent Company Only Financial Statements
Financial statements of First NBC Bank Holding Company (parent company only) are shown below. The parent company has no significant operating activities.
Balance Sheets

	December 31,
(In thousands)	2015	2014
Assets		(Restated)
Cash and cash equivalents	$3,822	$23,736
Goodwill	841	841
Investments in subsidiaries	436,363	381,847
Other assets	4,512	2,145
Total assets	$445,538	$408,569
Liabilities and shareholders’ equity
Long-term borrowings	$63,053	$—
Other liabilities	1,736	36
Total liabilities	64,789	36
Total shareholders’ equity	380,749	408,533
Total liabilities and shareholders’ equity	$445,538	$408,569
Statements of Income

	Year Ended December 31,
(In thousands)	2015	2014	2013
Operating income		(Restated)	(Restated)
Interest income	$—	$—	$—
Dividend from bank subsidiary	22,338	—	2,000
Total operating income	22,338	—	2,000
Operating expense
Interest expense	3,092	3	424
Other expense	1,947	1,414	856
Total operating expense	5,039	1,417	1,280
Income (loss) before income tax benefit and increase in equity in undistributed earnings of subsidiaries	17,299	(1,417)	720
Income tax benefit	(1,627)	(496)	(448)
Income (loss) before equity in undistributed earnings of subsidiaries	18,926	(921)	1,168
Equity in undistributed earnings of subsidiaries	(44,163)	45,428	32,458
Net (loss) income	(25,237)	44,507	33,626
Preferred stock dividends	(379)	(379)	(347)
(Loss) income available to common shareholders	$(25,616)	$44,128	$33,279

Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2015	2014	2013
Operating activities		(Restated)	(Restated)
Net (loss) income	$(25,237)	$44,507	$33,626
Adjustments to reconcile net income to net cash provided by (used in)operating activities:
Net loss (income) of subsidiaries	44,163	(45,428)	(32,458)
Deferred tax benefit	(1,627)	(496)	(448)
Stock compensation	83	333	1,155
Changes in operating assets and liabilities:
Change in other assets	(742)	474	1,481
Change in other liabilities	1,700	(17)	50
Net cash provided by (used in) operating activities	18,340	(627)	3,406
Investing activities
Capital contributed to subsidiary, net	(50,000)	—	(67,000)
Cash used for acquisition	(48,744)	—	—
Net cash used in investing activities	(98,744)	—	(67,000)
Financing activities
Proceeds from long-term borrowings	60,000	—	—
Proceeds from ESOP loan	3,392	—	—
Repayment of borrowings	(339)	(110)	(20,110)
Purchase of common stock by ESOP	(3,010)	—	—
Proceeds from sale of common stock, net of offering costs	826	862	104,332
Dividends paid	(379)	(379)	(347)
Net cash provided by financing activities	60,490	373	83,875
Net change in cash and cash equivalents	(19,914)	(254)	20,281
Cash and cash equivalents, beginning of year	23,736	23,990	3,709
Cash and cash equivalents, end of year	$3,822	$23,736	$23,990

33. Restated Consolidated Quarterly Results of Operations (Unaudited)
The following represents summarized quarterly financial data of the Company which, in the opinion of management, reflects all adjustments for fair presentation, including certain reclassifications to conform prior period balances to the current period presentation. Following the summarized quarterly data the restated quarterly financial statements shown reflect applicable restatement adjustments for each individual quarterly period from March 31, 2014 through September 30, 2015, the last date through which financial statements previously had been issued.

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Restated)	(Restated)	(Restated)
Year Ended December 31, 2015
Total interest income	$38,352	$39,770	$41,454	$46,326
Total interest expense	11,484	12,402	13,228	13,980
Net interest income	26,868	27,368	28,226	32,346
Provision for loan losses	3,000	5,600	3,000	31,938
Net interest income after provision for loan losses	23,868	21,768	25,226	408
Noninterest income	3,352	3,618	1,343	(64,759)
Noninterest expense	31,952	31,277	33,159	49,938
Income (loss) before income taxes	(4,732)	(5,891)	(6,590)	(114,289)
Income tax benefit	(14,684)	(18,596)	(18,111)	(54,874)
Net income (loss) attributable to Company	9,952	12,705	11,521	(59,415)
Less preferred stock dividends	(95)	(95)	(95)	(94)
Less earnings allocated to participating securities	(190)	(222)	—	—
Income (loss) available to common shareholders	$9,667	$12,388	$11,426	$(59,509)
Earnings (loss) per common share-basic	$0.52	$0.67	$0.61	$(3.19)
Earnings (loss) per common share-diluted	$0.51	$0.65	$0.60	$(3.19)

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2014	(Restated)	(Restated)	(Restated)	(Restated)
Total interest income	$34,421	$36,453	$37,928	$38,216
Total interest expense	10,313	10,643	10,908	10,865
Net interest income	24,108	25,810	27,020	27,351
Provision for loan losses	3,000	3,000	3,000	3,000
Net interest income after provision for loan losses	21,108	22,810	24,020	24,351
Noninterest income	3,837	3,411	3,313	3,269
Noninterest expense	22,003	22,734	23,616	25,982
Income before income taxes	2,942	3,487	3,717	1,638
Income tax benefit	(6,647)	(6,298)	(7,987)	(11,791)
Net income attributable to Company	9,589	9,785	11,704	13,429
Less preferred stock dividends	(95)	(95)	(95)	(94)
Less earnings allocated to participating securities	(183)	(187)	(224)	(258)
Income available to common shareholders	$9,311	$9,503	$11,385	$13,077
Earnings per common share-basic	$0.50	$0.51	$0.61	$0.70
Earnings per common share-diluted	$0.49	$0.50	$0.60	$0.69

CONSOLIDATED BALANCE SHEET

September 30, 2015
(In thousands)	As previously reported	Restatement adjustments	As restated
Assets
Cash and due from banks:
Noninterest-bearing	$33,759	$—	$33,759
Interest-bearing	169,526	—	169,526
Federal funds sold	10,000	—	10,000
Cash and cash equivalents	213,285	—	213,285
Investment in short-term receivables	182,945	—	182,945
Investment securities available for sale, at fair value	273,702	—	273,702
Investment securities held to maturity (fair value of $84,601)	83,319	—	83,319
Mortgage loans held for sale	2,647	—	2,647
Loans, net of allowance for loan losses of $53,076	3,065,778	(238)	3,065,540
Bank premises and equipment, net	55,844	—	55,844
Accrued interest receivable	11,919	—	11,919
Goodwill and other intangible assets	8,942	(24)	8,918
Investment in real estate properties	57,465	(257)	57,208
Investment in tax credit entities, net	172,259	(8,418)	163,841
Cash surrender value of bank-owned life insurance	48,342	—	48,342
Other real estate	4,575	—	4,575
Deferred tax asset	127,627	3,549	131,176
Other assets	36,818	470	37,288
Total assets	$4,345,467	$(4,918)	$4,340,549
Liabilities and equity
Deposits:
Noninterest-bearing	$416,405	$79	$416,484
Interest-bearing	3,200,513	—	3,200,513
Total deposits	3,616,918	79	3,616,997
Repurchase agreements	93,775	—	93,775
Subordinated debentures	60,000		60,000
Long-term borrowings	43,392	—	43,392
Accrued interest payable	7,503	—	7,503
Other liabilities	37,266	1,683	38,949
Total liabilities	3,858,854	1,762	3,860,616
Shareholders’ equity:
Preferred stock:
Preferred stock Series D – no par value; 37,935 shares authorized, issued and outstanding at September 30, 2015	37,935	—	37,935
Common stock- par value $1 per share; 100,000,000 shares authorized; 19,068,301 shares issued and outstanding at September 30, 2015	19,068	—	19,068
Additional paid-in capital	242,376	—	242,376
Accumulated earnings	206,775	(6,680)	200,095
Accumulated other comprehensive loss, net	(19,543)	—	(19,543)
Total shareholders’ equity	486,611	(6,680)	479,931
Noncontrolling interest	2	—	2
Total equity	486,613	(6,680)	479,933
Total liabilities and equity	$4,345,467	$(4,918)	$4,340,549

CONSOLIDATED BALANCE SHEET

June 30, 2015
(In thousands)	As previously reported	Restatement adjustments	As restated
Assets
Cash and due from banks:
Noninterest-bearing	$55,926	$—	$55,926
Interest-bearing	82,097	—	82,097
Federal funds sold	10,000	—	10,000
Cash and cash equivalents	148,023	—	148,023
Investment in short-term receivables	250,575	—	250,575
Investment securities available for sale, at fair value	245,860	—	245,860
Investment securities held to maturity (fair value of $84,175)	84,804	—	84,804
Mortgage loans held for sale	4,945	—	4,945
Loans, net of allowance for loan losses of $50,351	2,882,962	26,417	2,909,379
Bank premises and equipment, net	55,377	—	55,377
Accrued interest receivable	12,655	—	12,655
Goodwill and other intangible assets	7,827	(4)	7,823
Investment in real estate properties	56,193	(38,033)	18,160
Investment in tax credit entities, net	174,265	6,374	180,639
Cash surrender value of bank-owned life insurance	47,994	—	47,994
Other real estate	4,459	—	4,459
Deferred tax asset	111,643	2,368	114,011
Other assets	38,921	(3,397)	35,524
Total assets	$4,126,503	$(6,275)	$4,120,228
Liabilities and equity
Deposits:
Noninterest-bearing	$390,001	$947	$390,948
Interest-bearing	3,006,744	—	3,006,744
Total deposits	3,396,745	947	3,397,692
Repurchase agreements	117,840	—	117,840
Subordinated debentures	60,000		60,000
Long-term borrowings	43,392	—	43,392
Accrued interest payable	8,098	—	8,098
Other liabilities	30,508	(2,735)	27,773
Total liabilities	3,656,583	(1,788)	3,654,795
Shareholders’ equity:
Preferred stock:
Preferred stock Series D – no par value; 37,935 shares authorized, issued and outstanding at June 30, 2015	37,935	—	37,935
Common stock- par value $1 per share; 100,000,000 shares authorized; 19,021,721 shares issued and outstanding at June 30, 2015	19,022	—	19,022
Additional paid-in capital	241,437	—	241,437
Accumulated earnings	188,669	(4,487)	184,182
Accumulated other comprehensive loss, net	(17,145)	—	(17,145)
Total shareholders’ equity	469,918	(4,487)	465,431
Noncontrolling interest	2	—	2
Total equity	469,920	(4,487)	465,433
Total liabilities and equity	$4,126,503	$(6,275)	$4,120,228

CONSOLIDATED BALANCE SHEET

March 31, 2015
(In thousands)	As previously reported	Restatement adjustments	As restated
Assets
Cash and due from banks:
Noninterest-bearing	$53,234	$—	$53,234
Interest-bearing	151,586	—	151,586
Cash and cash equivalents	204,820	—	204,820
Investment in short-term receivables	236,644	—	236,644
Investment securities available for sale, at fair value	257,865	—	257,865
Investment securities held to maturity (fair value of $89,332)	87,265	—	87,265
Mortgage loans held for sale	3,986	—	3,986
Loans, net of allowance for loan losses of $45,195	2,824,553	686	2,825,239
Bank premises and equipment, net	54,271	—	54,271
Accrued interest receivable	11,702	—	11,702
Goodwill and other intangible assets	7,739	(4)	7,735
Investment in real estate properties	17,964	(419)	17,545
Investment in tax credit entities, net	181,395	(7,508)	173,887
Cash surrender value of bank-owned life insurance	47,641	—	47,641
Other real estate	4,966	—	4,966
Deferred tax asset	95,817	3,244	99,061
Other assets	32,694	21	32,715
Total assets	$4,069,322	$(3,980)	$4,065,342
Liabilities and equity
Deposits:
Noninterest-bearing	$433,377	$(241)	$433,136
Interest-bearing	2,933,069	—	2,933,069
Total deposits	3,366,446	(241)	3,366,205
Repurchase agreements	111,864	—	111,864
Subordinated debentures	60,000		60,000
Long-term borrowings	43,392	—	43,392
Accrued interest payable	7,200	—	7,200
Other liabilities	30,457	2,377	32,834
Total liabilities	3,619,359	2,136	3,621,495
Shareholders’ equity:
Preferred stock:
Convertible preferred stock Series C – no par value; 1,680,219 shares authorized; 364,983 shares issued and outstanding at March 31, 2015	4,471	—	4,471
Preferred stock Series D – no par value; 37,935 shares authorized, issued and outstanding at March 31, 2015	37,935	—	37,935
Common stock- par value $1 per share; 100,000,000 shares authorized; 18,609,753 shares issued and outstanding at March 31, 2015	18,610	—	18,610
Additional paid-in capital	236,847	—	236,847
Accumulated earnings	171,572	(6,116)	165,456
Accumulated other comprehensive loss, net	(19,474)	—	(19,474)
Total shareholders’ equity	449,961	(6,116)	443,845
Noncontrolling interest	2	—	2
Total equity	449,963	(6,116)	443,847
Total liabilities and equity	$4,069,322	$(3,980)	$4,065,342

CONSOLIDATED BALANCE SHEET

September 30, 2014
(In thousands)	As previously reported	Restatement adjustments	As restated
Assets
Cash and due from banks:
Noninterest-bearing	$27,342	$—	$27,342
Interest-bearing	14,757	—	14,757
Cash and cash equivalents	42,099	—	42,099
Investment in short-term receivables	240,832	—	240,832
Investment securities available for sale, at fair value	246,019	—	246,019
Investment securities held to maturity (fair value of $90,353)	90,710	—	90,710
Mortgage loans held for sale	4,095	—	4,095
Loans, net of allowance for loan losses of $40,300	2,625,394	383	2,625,777
Bank premises and equipment, net	50,186	—	50,186
Accrued interest receivable	11,078	—	11,078
Goodwill and other intangible assets	7,981	(4)	7,977
Investment in real estate properties	14,871	(1,358)	13,513
Investment in tax credit entities, net	151,114	(3,153)	147,961
Cash surrender value of bank-owned life insurance	46,934	—	46,934
Other real estate	5,262	—	5,262
Deferred tax asset	67,933	1,375	69,308
Other assets	29,415	(800)	28,615
Total assets	$3,633,923	$(3,557)	$3,630,366
Liabilities and equity
Deposits:
Noninterest-bearing	$336,112	$(118)	$335,994
Interest-bearing	2,635,093	—	2,635,093
Total deposits	2,971,205	(118)	2,971,087
Short-term borrowings	31,000	—	31,000
Repurchase agreements	113,430	—	113,430
Long-term borrowings	55,110	—	55,110
Accrued interest payable	6,543	—	6,543
Other liabilities	33,095	(784)	32,311
Total liabilities	3,210,383	(902)	3,209,481
Shareholders’ equity:
Preferred stock:
Convertible preferred stock Series C – no par value; 1,680,219 shares authorized; 364,983 shares issued and outstanding at September 30, 2014	4,471	—	4,471
Preferred stock Series D – no par value; 37,935 shares authorized, issued and outstanding at September 30, 2014	37,935	—	37,935
Common stock- par value $1 per share; 100,000,000 shares authorized; 18,575,088 shares issued and outstanding at September 30, 2014	18,575	—	18,575
Additional paid-in capital	239,144	—	239,144
Accumulated earnings	139,990	(2,655)	137,335
Accumulated other comprehensive loss, net	(16,577)	—	(16,577)
Total shareholders’ equity	423,538	(2,655)	420,883
Noncontrolling interest	2	—	2
Total equity	423,540	(2,655)	420,885
Total liabilities and equity	$3,633,923	$(3,557)	$3,630,366

CONSOLIDATED BALANCE SHEET

June 30, 2014
(In thousands)	As previously reported	Restatement adjustments	As restated
Assets
Cash and due from banks:
Noninterest-bearing	$38,660	$—	$38,660
Interest-bearing	24,790	—	24,790
Cash and cash equivalents	63,450	—	63,450
Investment in short-term receivables	252,460	—	252,460
Investment securities available for sale, at fair value	280,991	—	280,991
Investment securities held to maturity (fair value of $91,410)	91,075	—	91,075
Mortgage loans held for sale	5,264	—	5,264
Loans, net of allowance for loan losses of $37,403	2,506,756	(90)	2,506,666
Bank premises and equipment, net	50,737	—	50,737
Accrued interest receivable	11,691	—	11,691
Goodwill and other intangible assets	8,132	(4)	8,128
Investment in real estate properties	14,103	(1,358)	12,745
Investment in tax credit entities, net	144,865	(2,694)	142,171
Cash surrender value of bank-owned life insurance	46,583	—	46,583
Other real estate	5,190	—	5,190
Deferred tax asset	61,256	1,514	62,770
Other assets	25,855	(601)	25,254
Total assets	$3,568,408	$(3,233)	$3,565,175
Liabilities and equity
Deposits:
Noninterest-bearing	$340,716	$(118)	$340,598
Interest-bearing	2,616,803	—	2,616,803
Total deposits	2,957,519	(118)	2,957,401
Repurchase agreements	106,393	—	106,393
Long-term borrowings	55,110	—	55,110
Accrued interest payable	6,846	—	6,846
Other liabilities	33,366	(201)	33,165
Total liabilities	3,159,234	(319)	3,158,915
Shareholders’ equity:
Preferred stock:
Convertible preferred stock Series C – no par value; 1,680,219 shares authorized; 364,983 shares issued and outstanding at June 30, 2014	4,471	—	4,471
Preferred stock Series D – no par value; 37,935 shares authorized, issued and outstanding at June 30, 2014	37,935	—	37,935
Common stock- par value $1 per share; 100,000,000 shares authorized; 18,554,499 shares issued and outstanding at June 30, 2014	18,554	—	18,554
Additional paid-in capital	238,241	—	238,241
Accumulated earnings	125,726	(2,914)	122,812
Accumulated other comprehensive loss, net	(15,755)	—	(15,755)
Total shareholders’ equity	409,172	(2,914)	406,258
Noncontrolling interest	2	—	2
Total equity	409,174	(2,914)	406,260
Total liabilities and equity	$3,568,408	$(3,233)	$3,565,175

CONSOLIDATED BALANCE SHEET

March 31, 2014
(In thousands)	As previously reported	Restatement adjustments	As restated
Assets
Cash and due from banks:
Noninterest-bearing	$57,417	$—	$57,417
Interest-bearing	63,872	—	63,872
Cash and cash equivalents	121,289	—	121,289
Investment in short-term receivables	237,656	—	237,656
Investment securities available for sale, at fair value	271,166	—	271,166
Investment securities held to maturity (fair value of $91,366)	94,167	—	94,167
Mortgage loans held for sale	5,328	—	5,328
Loans, net of allowance for loan losses of $34,465	2,404,158	(173)	2,403,985
Bank premises and equipment, net	50,230	—	50,230
Accrued interest receivable	11,152	—	11,152
Goodwill and other intangible assets	8,283	(4)	8,279
Investment in real estate properties	13,491	(1,385)	12,106
Investment in tax credit entities, net	153,729	(2,948)	150,781
Cash surrender value of bank-owned life insurance	26,345	—	26,345
Other real estate	4,060	—	4,060
Deferred tax asset	56,297	1,689	57,986
Other assets	24,941	(523)	24,418
Total assets	$3,482,292	$(3,344)	$3,478,948
Liabilities and equity
Deposits:
Noninterest-bearing	$330,395	$(118)	$330,277
Interest-bearing	2,559,041	—	2,559,041
Total deposits	2,889,436	(118)	2,889,318
Repurchase agreements	106,806	—	106,806
Long-term borrowings	55,110	—	55,110
Accrued interest payable	6,777	—	6,777
Other liabilities	28,774	13	28,787
Total liabilities	3,086,903	(105)	3,086,798
Shareholders’ equity:
Preferred stock:
Convertible preferred stock Series C – no par value; 1,680,219 shares authorized; 364,983 shares issued and outstanding at March 31, 2014	4,471	—	4,471
Preferred stock Series D – no par value; 37,935 shares authorized, issued and outstanding at March 31, 2014	37,935	—	37,935
Common stock- par value $1 per share; 100,000,000 shares authorized; 18,521,831 shares issued and outstanding at March 31, 2014	18,522	—	18,522
Additional paid-in capital	237,521	—	237,521
Accumulated earnings	113,122	(3,239)	109,883
Accumulated other comprehensive loss, net	(16,184)	—	(16,184)
Total shareholders’ equity	395,387	(3,239)	392,148
Noncontrolling interest	2	—	2
Total equity	395,389	(3,239)	392,150
Total liabilities and equity	$3,482,292	$(3,344)	$3,478,948

CONSOLIDATED STATEMENT OF INCOME

For the Three Months Ended September 30, 2015
(In thousands, except per share data)	As previously reported	Restatement adjustments	As restated
Interest income:
Loans, including fees	$38,270	$(573)	$37,697
Investment securities	2,193	—	2,193
Investment in short-term receivables	1,434	—	1,434
Short-term investments	130	—	130
	42,027	(573)	41,454
Interest expense:
Deposits	11,476	—	11,476
Borrowings and securities sold under repurchase agreements	1,752	—	1,752
	13,228	—	13,228
Net interest income	28,799	(573)	28,226
Provision for loan losses	3,000	—	3,000
Net interest income after provision for loan losses	25,799	(573)	25,226
Noninterest income:
Service charges on deposit accounts	596	—	596
Investment securities gain, net	—	—	—
Loss on assets sold, net	(273)	—	(273)
Gain on sale of loans, net	31	—	31
Cash surrender value income on bank-owned life insurance	349	—	349
Sale of state tax credits earned	495	—	495
Community Development Entity fees earned	183	—	183
ATM fee income	529	—	529
Rental property income	427	452	879
Other	(1,446)	—	(1,446)
	891	452	1,343
Noninterest expense:
Salaries and employee benefits	7,122	—	7,122
Occupancy and equipment expenses	3,247	—	3,247
Professional fees	2,002	—	2,002
Taxes, licenses and FDIC assessments	1,536	—	1,536
Impairment of investment in tax credit entities	3,253	9,976	13,229
Write-down of foreclosed assets	29	—	29
Data processing	1,554	—	1,554
Advertising and marketing	727	—	727
Rental property expenses	1,236	320	1,556
Other	2,345	(188)	2,157
	23,051	10,108	33,159
Income before income taxes	3,639	(10,229)	(6,590)
Income tax benefit	(14,562)	(3,549)	(18,111)
Net income attributable to Company	18,201	(6,680)	11,521
Less preferred stock dividends	(95)	—	(95)
Less earnings allocated to participating securities	—	—	—
Income available to common shareholders	$18,106	$(6,680)	$11,426
Earnings per common share – basic	$0.97	$(0.36)	$0.61
Earnings per common share – diluted	$0.94	$(0.34)	$0.60

CONSOLIDATED STATEMENT OF INCOME

For the Three Months Ended June 30, 2015
(In thousands, except per share data)	As previously reported	Restatement adjustments	As restated
Interest income:
Loans, including fees	$34,685	$1,262	$35,947
Investment securities	2,215	—	2,215
Investment in short-term receivables	1,514	—	1,514
Short-term investments	94	—	94
	38,508	1,262	39,770
Interest expense:
Deposits	10,662	—	10,662
Borrowings and securities sold under repurchase agreements	1,740	—	1,740
	12,402	—	12,402
Net interest income	26,106	1,262	27,368
Provision for loan losses	5,600	—	5,600
Net interest income after provision for loan losses	20,506	1,262	21,768
Noninterest income:
Service charges on deposit accounts	585	—	585
Investment securities gain, net	—	—	—
Loss on assets sold, net	(32)	—	(32)
Gain on sale of loans, net	101	—	101
Cash surrender value income on bank-owned life insurance	353	—	353
Sale of state tax credits earned	668	—	668
Community Development Entity fees earned	133	—	133
ATM fee income	523	—	523
Rental property income	814	61	875
Other	412	—	412
	3,557	61	3,618
Noninterest expense:
Salaries and employee benefits	7,689	—	7,689
Occupancy and equipment expenses	2,996	—	2,996
Professional fees	1,701	—	1,701
Taxes, licenses and FDIC assessments	1,693	—	1,693
Impairment of investment in tax credit entities	2,647	9,014	11,661
Write-down of foreclosed assets	42	—	42
Data processing	1,581	—	1,581
Advertising and marketing	673	—	673
Rental property expenses	13	952	965
Other	4,064	(1,788)	2,276
	23,099	8,178	31,277
Income before income taxes	964	(6,855)	(5,891)
Income tax benefit	(16,228)	(2,368)	(18,596)
Net income attributable to Company	17,192	(4,487)	12,705
Less preferred stock dividends	(95)	—	(95)
Less earnings allocated to participating securities	(300)	78	(222)
Income available to common shareholders	$16,797	$(4,409)	$12,388
Earnings per common share – basic	$0.90	$(0.23)	$0.67
Earnings per common share – diluted	$0.88	$(0.23)	$0.65

.CONSOLIDATED STATEMENT OF INCOME

For the Three Months Ended March 31, 2015
(In thousands, except per share data)	As previously reported	Restatement adjustments	As restated
Interest income:
Loans, including fees	$35,248	$(754)	$34,494
Investment securities	2,104	—	2,104
Investment in short-term receivables	1,690	—	1,690
Short-term investments	64	—	64
	39,106	(754)	38,352
Interest expense:
Deposits	10,244	—	10,244
Borrowings and securities sold under repurchase agreements	1,240	—	1,240
	11,484	—	11,484
Net interest income	27,622	(754)	26,868
Provision for loan losses	3,000	—	3,000
Net interest income after provision for loan losses	24,622	(754)	23,868
Noninterest income:
Service charges on deposit accounts	559	—	559
Investment securities loss, net	(50)	—	(50)
Gain on assets sold, net	43	—	43
Gain on sale of loans, net	15	—	15
Cash surrender value income on bank-owned life insurance	352	—	352
Sale of state tax credits earned	519	—	519
Community Development Entity fees earned	123	—	123
ATM fee income	501	—	501
Rental property income	28	842	870
Other	420	—	420
	2,510	842	3,352
Noninterest expense:
Salaries and employee benefits	6,907	—	6,907
Occupancy and equipment expenses	2,915	—	2,915
Professional fees	2,141	—	2,141
Taxes, licenses and FDIC assessments	1,239	—	1,239
Impairment of investment in tax credit entities	4,852	8,496	13,348
Write-down of foreclosed assets	58	—	58
Data processing	1,422	—	1,422
Advertising and marketing	1,018	—	1,018
Rental property expenses	13	952	965
Other	1,939	—	1,939
	22,504	9,448	31,952
Income before income taxes	4,628	(9,360)	(4,732)
Income tax benefit	(11,440)	(3,244)	(14,684)
Net income attributable to Company	16,068	(6,116)	9,952
Less preferred stock dividends	(95)	—	(95)
Less earnings allocated to participating securities	(308)	118	(190)
Income available to common shareholders	$15,665	$(5,998)	$9,667
Earnings per common share – basic	$0.84	$(0.32)	$0.52
Earnings per common share – diluted	$0.82	$(0.31)	$0.51

CONSOLIDATED STATEMENT OF INCOME

For the Three Months Ended December 31, 2014
(In thousands, except per share data)	As previously reported	Restatement adjustments	As restated
Interest income:
Loans, including fees	$35,096	$(740)	$34,356
Investment securities	2,094	—	2,094
Investment in short-term receivables	1,751	—	1,751
Short-term investments	15	—	15
	38,956	(740)	38,216
Interest expense:
Deposits	10,262	—	10,262
Borrowings and securities sold under repurchase agreements	603	—	603
	10,865	—	10,865
Net interest income	28,091	(740)	27,351
Provision for loan losses	3,000	—	3,000
Net interest income after provision for loan losses	25,091	(740)	24,351
Noninterest income:
Service charges on deposit accounts	542	—	542
Investment securities gain, net	—	—	—
Loss on assets sold, net	1	—	1
Gain on sale of loans, net	—	—	—
Cash surrender value income on bank-owned life insurance	354	—	354
Sale of state tax credits earned	(45)	100	55
Community Development Entity fees earned	581	—	581
ATM fee income	490	—	490
Rental property income	26	882	908
Other	338	—	338
	2,287	982	3,269
Noninterest expense:
Salaries and employee benefits	7,072	—	7,072
Occupancy and equipment expenses	2,830	—	2,830
Professional fees	2,441	—	2,441
Taxes, licenses and FDIC assessments	1,364	—	1,364
Impairment of investment in tax credit entities	3,881	2,402	6,283
Write-down of foreclosed assets	198	—	198
Data processing	1,275	—	1,275
Advertising and marketing	1,067	—	1,067
Rental property expenses	13	1,283	1,296
Other	2,156	—	2,156
	22,297	3,685	25,982
Income before income taxes	5,081	(3,443)	1,638
Income tax benefit	(10,622)	(1,169)	(11,791)
Net income attributable to Company	15,703	(2,274)	13,429
Less preferred stock dividends	(94)	—	(94)
Less earnings allocated to participating securities	(302)	44	(258)
Income available to common shareholders	$15,307	$(2,230)	$13,077
Earnings per common share – basic	$0.82	$(0.12)	$0.70
Earnings per common share – diluted	$0.80	$(0.11)	$0.69

CONSOLIDATED STATEMENT OF INCOME

For the Three Months Ended September 30, 2014
(In thousands, except per share data)	As previously reported	Restatement adjustments	As restated
Interest income:
Loans, including fees	$34,664	$(740)	$33,924
Investment securities	2,323	—	2,323
Investment in short-term receivables	1,675	—	1,675
Short-term investments	6	—	6
	38,668	(740)	37,928
Interest expense:
Deposits	10,268	—	10,268
Borrowings and securities sold under repurchase agreements	640	—	640
	10,908	—	10,908
Net interest income	27,760	(740)	27,020
Provision for loan losses	3,000	—	3,000
Net interest income after provision for loan losses	24,760	(740)	24,020
Noninterest income:
Service charges on deposit accounts	548	—	548
Investment securities gain, net	79	—	79
Loss on assets sold, net	(76)	—	(76)
Gain on sale of loans, net	579	—	579
Cash surrender value income on bank-owned life insurance	352	—	352
Sale of state tax credits earned	597	(603)	(6)
Community Development Entity fees earned	109	—	109
ATM fee income	490	—	490
Rental property income	22	882	904
Other	334	—	334
	3,034	279	3,313
Noninterest expense:
Salaries and employee benefits	6,456	—	6,456
Occupancy and equipment expenses	2,724	—	2,724
Professional fees	1,647	—	1,647
Taxes, licenses and FDIC assessments	1,240	—	1,240
Impairment of investment in tax credit entities	3,974	2,287	6,261
Write-down of foreclosed assets	1	—	1
Data processing	1,207	—	1,207
Advertising and marketing	685	—	685
Rental property expenses	13	1,282	1,295
Other	2,100	—	2,100
	20,047	3,569	23,616
Income before income taxes	7,747	(4,030)	3,717
Income tax benefit	(6,612)	(1,375)	(7,987)
Net income attributable to Company	14,359	(2,655)	11,704
Less preferred stock dividends	(95)	—	(95)
Less earnings allocated to participating securities	(275)	51	(224)
Income available to common shareholders	$13,989	$(2,604)	$11,385
Earnings per common share – basic	$0.75	$(0.14)	$0.61
Earnings per common share – diluted	$0.73	$(0.13)	$0.60

CONSOLIDATED STATEMENT OF INCOME

For the Three Months Ended June 30, 2014
(In thousands, except per share data)	As previously reported	Restatement adjustments	As restated
Interest income:
Loans, including fees	$33,397	$(740)	$32,657
Investment securities	2,378	—	2,378
Investment in short-term receivables	1,391	—	1,391
Short-term investments	27	—	27
	37,193	(740)	36,453
Interest expense:
Deposits	9,994	—	9,994
Borrowings and securities sold under repurchase agreements	649	—	649
	10,643	—	10,643
Net interest income	26,550	(740)	25,810
Provision for loan losses	3,000	—	3,000
Net interest income after provision for loan losses	23,550	(740)	22,810
Noninterest income:
Service charges on deposit accounts	498	—	498
Investment securities gain, net	56	—	56
Gain on assets sold, net	64	—	64
Gain on sale of loans, net	70	—	70
Cash surrender value income on bank-owned life insurance	237	—	237
Sale of state tax credits earned	728	(404)	324
Community Development Entity fees earned	196	—	196
ATM fee income	505	—	505
Rental property income	28	882	910
Other	551	—	551
	2,933	478	3,411
Noninterest expense:
Salaries and employee benefits	5,942	—	5,942
Occupancy and equipment expenses	2,671	—	2,671
Professional fees	1,534	—	1,534
Taxes, licenses and FDIC assessments	1,343	—	1,343
Impairment of investment in tax credit entities	3,377	2,884	6,261
Write-down of foreclosed assets	20	—	20
Data processing	1,141	—	1,141
Advertising and marketing	556	—	556
Rental property expenses	13	1,282	1,295
Other	1,971	—	1,971
	18,568	4,166	22,734
Income before income taxes	7,915	(4,428)	3,487
Income tax benefit	(4,784)	(1,514)	(6,298)
Net income attributable to Company	12,699	(2,914)	9,785
Less preferred stock dividends	(95)	—	(95)
Less earnings allocated to participating securities	(243)	56	(187)
Income available to common shareholders	$12,361	$(2,858)	$9,503
Earnings per common share – basic	$0.67	$(0.16)	$0.51
Earnings per common share – diluted	$0.65	$(0.15)	$0.50

CONSOLIDATED STATEMENT OF INCOME

For the Three Months Ended March 31, 2014
(In thousands, except per share data)	As previously reported	Restatement adjustments	As restated
Interest income:
Loans, including fees	$31,099	$(740)	$30,359
Investment securities	2,352	—	2,352
Investment in short-term receivables	1,695	—	1,695
Short-term investments	15	—	15
	35,161	(740)	34,421
Interest expense:
Deposits	9,659	—	9,659
Borrowings and securities sold under repurchase agreements	654	—	654
	10,313	—	10,313
Net interest income	24,848	(740)	24,108
Provision for loan losses	3,000	—	3,000
Net interest income after provision for loan losses	21,848	(740)	21,108
Noninterest income:
Service charges on deposit accounts	559	—	559
Investment securities loss, net	—	—	—
Gain on assets sold, net	75	—	75
Gain on sale of loans, net	—	—	—
Cash surrender value income on bank-owned life insurance	159	—	159
Sale of state tax credits earned	1,033	(404)	629
Community Development Entity fees earned	679	—	679
ATM fee income	473	—	473
Rental property income	29	882	911
Other	352	—	352
	3,359	478	3,837
Noninterest expense:
Salaries and employee benefits	5,397	—	5,397
Occupancy and equipment expenses	2,571	—	2,571
Professional fees	1,965	—	1,965
Taxes, licenses and FDIC assessments	1,199	—	1,199
Impairment of investment in tax credit entities	2,827	3,435	6,262
Write-down of foreclosed assets	166	—	166
Data processing	1,098	—	1,098
Advertising and marketing	578	—	578
Rental property expenses	13	1,282	1,295
Other	1,523	(51)	1,472
	17,337	4,666	22,003
Income before income taxes	7,870	(4,928)	2,942
Income tax benefit	(4,958)	(1,689)	(6,647)
Net income attributable to Company	12,828	(3,239)	9,589
Less preferred stock dividends	(95)	—	(95)
Less earnings allocated to participating securities	(246)	63	(183)
Income available to common shareholders	$12,487	$(3,176)	$9,311
Earnings per common share – basic	$0.68	$(0.18)	$0.50
Earnings per common share – diluted	$0.66	$(0.17)	$0.49

Item 9.         Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.
None.
Item 9A.     Controls and Procedures.
Background
In connection with the preparation of this Annual Report on Form 10-K, and the Company's Current Report on Form 8-K filed on August 15, 2016, the Audit Committee of the Board of Directors and management of the Company, in consultation with the Company's independent registered public accounting firm, Ernst & Young LLP, concluded that the consolidated financial statements as of and for the years ended December 31, 2014, 2013, 2012 and 2011 as well as each of the interim periods within the years ended December 31, 2015, 2014 and 2013, needed to be restated and should no longer be relied upon because of certain accounting errors in those financial statements. Accordingly, the Company has restated the previously issued financial statements for these periods. See “Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 2 and 33 of Notes to Consolidated Financial Statements included in “Part II - Item 8 - Financial Statements and Supplementary Data.” As a result of management’s review of the matters underlying the accounting errors, the Company has identified several deficiencies in the Company’s internal control over financial reporting, which are discussed in greater detail below. The control deficiencies failed to prevent and detect a number of accounting errors, which led to the restatement described above.
(a) Evaluation of Disclosure Controls and Procedures
In connection with the preparation and filing of this Annual Report on Form 10-K, an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2015, because of the material weaknesses in the Company’s internal control over financial reporting described below. However, based on a number of factors, including the completion of the Audit Committee’s review of the underlying errors, management’s internal review that identified revisions to the Company’s previously issued financial statements, efforts to remediate the material weaknesses in internal control over financial reporting described below, and the performance of additional procedures by management designed to ensure the reliability of the Company’s financial reporting, the Company believes that the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of the dates, and for the periods, presented, in conformity with U.S. generally accepted accounting principles (“GAAP”).
(b) Management’s Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with GAAP.
As of December 31, 2015, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Such assessment did not include the internal controls of State Investors Bancorp, Inc., which represented 5.8% of assets of the consolidated company as of December 1, 2015 (date of acquisition) and the amount of net income from the date of acquisition through year end was immaterial to the Company's consolidated operating results.
Based on its assessment, management has concluded that the internal control over financial reporting was not effective as of December 31, 2015 because of the material weaknesses in internal control over financial reporting described below. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Ineffective Control Environment and Risk Assessment
The Company identified a material weakness related to its control environment and risk assessment, which did not sufficiently promote internal control over financial reporting throughout the Company’s management structure. Principal contributing factors included the dominant influence of the Chief Executive Officer over accounting and reporting matters without adequate transaction level and review controls, to arrive at appropriate conclusions; insufficient qualified personnel, at both the executive management and staff levels, with appropriate knowledge, experience and training on accounting and reporting matters; the lack of adequate oversight by the Company's Board of Directors ("Board"); and the failure of executive management to establish a tone and control consciousness that consistently emphasizes the importance of internal control over financial reporting, risk management and segregation of duties within the Company. Impacted areas of the organization included the financial statement closing process, journal entry review and approval process, credit and receivable evaluations and the application of the allowance for loan loss methodology, identification, evaluation, and consolidation of variable interest entities and of the accounting for tax credit investments. This material weakness was a contributing factor in the development of the other material weaknesses described below and the Company's restatement of its financial results for all periods presented in this Annual Report on Form 10-K.
Monitoring of Credit to Borrowers, Application of the Allowance for Loan Loss Methodology, and Investments in Short-term Receivables
The Company identified a material weakness related to the monitoring of certain borrowers’ ability to repay loans. There were instances in which the valuation of collateral related to certain loans either was inaccurate or did not take into account supporting data available through other sources. In addition, some loans were evaluated for loss in accordance with ASC 450 when they should have been evaluated for impairment and the creation of a specific reserve in accordance with ASC 310-10. This material weakness resulted in material adjustments to the allowance for loan losses subsequent to December 31, 2015 after unaudited annual and fourth quarter financial information had been included in a Form 8-K filed with the Securities and Exchange Commission.
The Company also identified a material weakness related to the evaluation and ongoing monitoring of the financial stability and creditworthiness of companies from which the Company acquired short-term receivables. In this regard, the Company identified a certain short-term borrower that defaulted on a portion of its obligation to the Company. As a result, the Company recognized an impairment of its investment in short-term receivables for the year ended December 31, 2015.
Accounting for Investment in Tax Credit Entities
The Company identified a material weakness related to the lack of a sufficient number of accounting personnel with the appropriate technical expertise and knowledge of the accounting for the Company’s investments in certain of its income tax credit related entities and the related evaluation of impairment, if any, associated with these investments. This material weakness resulted in material errors in the amount of impairment recorded, which led the Company to record additional adjustments to the financial statements for all periods presented in this Annual Report on Form 10-K.
Identification, Evaluation, and Consolidation of Variable Interest Entities
The Company identified a material weakness related to the lack of accounting personnel with the technical expertise and knowledge to properly identify certain investments in real estate entities made by the Company and evaluate them under GAAP to determine if the investment qualified as a variable interest entity and whether consolidation was necessary under the applicable accounting guidance. In addition, certain investments recorded at cost should have been recorded under the equity method of accounting, which would have resulted in the recognition of additional earnings/losses and related impairment charges. This material weakness resulted in the failure to properly (i) consolidate a variable interest entity that sustained losses over all periods presented in this Annual Report on Form 10-K and that should have been included in the Company’s reports of operations for such periods and (ii) record appropriate amounts of earnings/losses and impairment-related charges over those periods.
Accounting for Business Combinations
The Company identified a material weakness related to the lack of accounting personnel with the knowledge of accounting for business combinations in accordance with GAAP to accurately and timely record the necessary valuation adjustments to the acquired assets, liabilities and goodwill at the time of a business combination transaction. As a result, certain valuation adjustments were not recorded as of the date the relevant business combination was complete as required by GAAP.

Review of Journal Entries
The Company identified a material weakness related to the preparation and review of journal entries.  The material weakness resulted from an insufficient formalized process to ensure journal entries were prepared and reviewed by the appropriate management or accounting personnel.
Remediation of Material Weaknesses
The Company is working diligently to remediate the material weaknesses described above. The Company has reviewed the design of its pre-existing controls and procedures and identified areas for improvement. Based on those efforts, the Company has taken or will take the following measures to appropriately enhance its controls and procedures:

•	Evaluated the Company's Board of Directors ("Board"), accounting staff and management, as well as their respective roles and responsibilities, to identify areas for improvement;

•	Adopted a Lead Independent Director Charter to expand upon the duties and responsibilities of, and to provide for more comprehensive oversight by the lead independent director;

•	Appointed an additional independent director to the Audit Committee of the Board to provide further experience on the committee;

•
Committed to the appointment of an additional independent director to the Board and the Audit Committee who will possess significant public company financial reporting experience derived from his or her service as a chief financial officer or chief executive officer and/or experience in public accounting;

•
The Board approved amending the Audit Committee Charter to provide increased oversight of the financial reporting process, internal control environment, legal and compliance matters and internal audit and loan review functions;

•
The Board approved amending the Audit Committee Charter to provide direct control over the internal audit function and related outsourced activities, including control over the scope of audits and reviews, reviews of work performed and remediation plans;

•
Introduced new leadership to the Company’s accounting and finance departments, including the addition of a Chief Accounting Officer in December 2015 and a new Controller in March 2016, both of whom possess the level of skill and experience appropriate for their positions;

•	Reorganized the accounting and finance departments to provide for the realignment of duties to segregate accounting and reporting functions from financing functions;

•
Committed to restructuring and supplementing the Company’s executive management team to create greater segregation of duties and committed to engage a national recruiting firm to identify qualified candidates;

•	Restructured the Credit Review Committee to provide increased direct participation of finance and accounting departments;

•	Adjusted lending and credit review policies to strengthen internal controls related to the origination and extension of credit and to credit reviews;

•	Committed to supplementing the resources of the Company’s current external loan review provider with those of a larger firm possessing a greater depth of experience and capacity;

•	Initiated a review to determine whether certain activities that require substantial expertise should be handled internally or outsourced;

•
Utilized the assistance of an outside independent real estate consulting firm to provide expertise in determining the appropriateness of our methodology for valuing the Company’s historic tax credit entities;

•	Assessed the competency of those responsible for performing the control procedures and reviewed internal controls relating to material weaknesses over accounting and financial reporting;

•
Committed to additional competent and experienced resources to accounting/finance with appropriate skills and experience to provide more in-depth review and analysis of accounting and reporting matters; and

•	Increased the segregation of duties and level of review precision in certain existing key controls over financial reporting, credit, acquisitions, tax credits, investments, and income tax.
The Company believes these measures will remediate the material weaknesses described above, as well as strengthen the Board’s oversight and the review and monitoring functions of the internal audit, financial accounting and credit and loan departments. The Company is targeting complete implementation of the measures described above before the end of 2016. The

Company will test the ongoing operating effectiveness of the new controls subsequent to their implementation and consider the material weaknesses remediated only after the applicable remedial controls have operated effectively for a sufficient period of time.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. The report, which expresses an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, is included below under Item 9A(c).
(c) Attestation Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of First NBC Bank Holding Company
We have audited First NBC Bank Holding Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). First NBC Bank Holding Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of State Investors Bancorp, Inc. State Investors Bancorp, Inc. represented 5.8% of assets of the consolidated company as of December 1, 2015 (date of acquisition) and the amount of net income from the date of acquisition through year end was immaterial to the Company's consolidated operating results. Our audit of internal control over financial reporting of First NBC Bank Holding Company also did not include an evaluation of the internal control over financial reporting of State Investors Bancorp, Inc.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses in internal control over financial reporting have been identified in the following categories and included in management’s assessment:

•	Ineffective control environment and risk assessment

•	Monitoring of credit to borrowers, application of the allowance for loan loss methodology, and investments in short-term receivables

•	Accounting for investment in tax credit entities

•	Identification, evaluation, and consolidation of variable interest entities

•	Accounting for business combinations

•	Review of journal entries
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements of First NBC Bank Holding Company. These material weaknesses were considered in determining the nature; timing and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated August 25, 2016, which expressed an unqualified opinion on those financial statements.
In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, First NBC Bank Holding Company has not maintained effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

/s/ Ernst & Young LLP

New Orleans, Louisiana
August 25, 2016
(d) Changes in Internal Control over Financial Reporting
Other than as described above, there were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.     Other Information.
None.
Part III.

Item 10.     Directors, Executive Officers and Corporate Governance.
Board of Directors
The following is a list of persons who, as of August 25, 2016, constituted the Company’s Board of Directors, together with certain information regarding those persons:

Name	Age	Position with First NBC Bank Holding Company (HC)	Position with First NBC Bank	HC Director Since
William D. Aaron, Jr.	65	Director	Director	2014
William M. Carrouche	75	Director	Director	2007
Leander J. Foley, III	66	Director	None	2009
John F. French	51	Director	Director	2007
Leon L. Giorgio, Jr.	65	Director	Director	2007
Shivan Govindan	41	Vice Chairman	Director	2007
L. Blake Jones	65	Director	Director	2007
Louis V. Lauricella	60	Director	None	2007
Mark G. Merlo	52	Director	None	2011
Ashton J. Ryan, Jr.	66	Chairman of the Board, President & Chief Executive Officer	Chairman of the Board, President & Chief Executive Officer	2007
Dr. Charles C. Teamer	80	Director	Vice Chairman	2009
Joseph F. Toomy	65	Director	Director	2007

A brief description of the background of each of the Company’s directors is set forth below. No director has a family relationship with any other executive officer or director.
William D. Aaron, Jr.  Mr. Aaron is the Managing Shareholder of Aaron & Gianna, PLC A Professional Law Corporation based in New Orleans.   Prior to joining the predecessor to his current law firm in January 2000, he served as a partner at Phelps Dunbar, LLP.  Mr. Aaron has more than 38 years of legal experience practicing in the public and private sectors and is licensed to practice law in Louisiana, Texas and the District of Columbia.  He currently serves as Vice Chairman and Chairman Elect of the Jefferson Business Council and is a former Board Chairman for the New Orleans Chamber of Commerce.   He remains actively involved with the New Orleans Chamber of Commerce, where he serves as Co-chair of the Legislative Affairs Committee and as a member of the Chairman’s Council.  Mr. Aaron is a member of the Boards of Directors of Greater New Orleans, Inc. and the Pontchartrain Park Community Development Corporation.  Although recently joining the holding company board, Mr. Aaron has served as a director of First NBC Bank since its inception.  Mr. Aaron is a graduate of Duke University, B.A. 1972, and Loyola University School of Law, J.D. 1977.  Mr. Aaron’s extensive legal experience, as well as his long-term relationships with the New Orleans business and civic community make him a valuable member of the Company’s Board of Directors.
William M. Carrouche.  Mr. Carrouche retired in 2013 after serving as President of the Fire Fighters’ Pension & Relief Fund for the City of New Orleans since 1975.  He also served as a Fire Deputy Chief of the New Orleans Fire Department for 36 years.  Mr. Carrouche served as Vice President and Board Member of the New Orleans Fire Federal Credit Union for over 20 years. Mr. Carrouche’s extensive relationships within the New Orleans business and civic community, as well as his business experience, make him a valuable member of the Company’s Board of Directors.
Leander J. Foley, III.  Since 2002, Mr. Foley has served as Managing Director of Capitol Hill Partners (formerly Foley, Maldonado & O’Toole), a consulting firm that advises clients in matters before the United States Congress and the Executive Branch in various policy areas, including banking and financial services, community and economic development, asset building, rural and agricultural programs and small business development.  Mr. Foley serves on the boards of directors of One United Bank, Alluvion Securities and the Cotton Exchange, LLC.  Mr. Foley also served as a director of Dryades Bancshares, Inc. and Dryades Savings Bank, FSB until its acquisition by First NBC Bank in 2010.  Mr. Foley is a graduate of Georgetown University, B.A., 1970.  Mr. Foley’s extensive experience as a director for numerous financial services companies, including two banking organizations, one broker-dealer and one registered investment advisor, as well as his long-standing knowledge of and relationships in the New Orleans business community, add significant value to the Company’s Board of Directors.
John F. French.  Since 1992, Mr. French has served as President of JAB - New Orleans, Inc., a Jos. A. Bank Clothiers franchise.  He operates 12 Jos. A. Bank retail clothing locations across the country.  Mr. French also serves as Managing Member of Penthouse Apartment Management, LLC, and as a director and principal of Biltmore Property Group, LLC and its affiliate The Columbus Group, Inc., which develop, own and operate community-oriented shopping centers and mixed use destinations.  In addition to his business activities, he serves on the Boards of Directors of the Audubon Nature Institute and the Fenner French Foundation.  Mr. French is a graduate of the University of the South, B.A., 1986, and the Freeman School of Business at Tulane University, M.B.A., 1992.  He is also licensed by the State of Louisiana as a real estate broker.  Mr. French’s extensive commercial real estate experience, his experience overseeing the successful growth of a local retail business into a national competitor, as well as his long-standing relationships in the local business and civic community, enable him to provide valuable insights to the Company’s Board of Directors.
Leon L Giorgio, Jr. Mr. Giorgio serves as Chairman, Chief Executive Officer, and President of Select Properties, Ltd.; Select Properties, Ltd. Realty; and their associated companies, which were co-founded by Mr. Giorgio in 1982 and which specialize in commercial real estate acquisitions, development, management, rehabilitation, investments, brokerage and design. A licensed real estate broker in the States of Louisiana and Mississippi, he heads an IREM Accredited Management Organization. Additionally, Select is General Partner/Managing Member of several real estate limited partnerships and limited liability companies which are actively engaged in commercial real estate and Mellow Mushroom restaurants in New Orleans, Baton Rouge and Lafayette. In addition to his own business activities, Mr. Giorgio represents Jefferson Parish on the Regional Planning Commission and served as co-chair of Jefferson Parish Envision 2020, which developed and is implementing a comprehensive 20-year land use plan. He currently serves on the Boards of Director of numerous civic and business organizations, including The Louisiana Community and Technical College System Foundation, Delgado Community College Foundation and the Jefferson Chamber of Commerce. He also serves on the University of New Orleans President’s Council. Mr. Giorgio is a graduate of the University of Southern Mississippi, B.S., 1972. Mr. Giorgio’s extensive experience in real estate and finance in the New Orleans metropolitan area and in the State of Louisiana, together with his long-standing relationships within the New Orleans business and civic communities, make him well qualified to serve on the Company’s Board of Directors.

Shivan Govindan. Mr. Govindan has been a Managing Member of Blue Pine Partners LLC since 2014.  Blue Pine Partners makes private equity and other investments in U.S. community banks and other financial services companies.  From 2004 - 2014, Mr. Govindan held various positions at Resource America, Inc., an $18 billion AUM asset management company managing alternative assets such as real estate, credit, and financial fund management.  Among his roles at Resource America, he served as President of Resource Financial Institutions Group, Inc., a wholly-owned subsidiary of Resource America, Inc. Through Resource Financial Institutions Group and its affiliates, Mr. Govindan originated, monitored, and managed approximately $4.3 billion in debt and equity investments issued by community banks and other financial services companies.  From 2000 to 2004, he was Principal of Beehive Ventures, LLC, an early stage private equity firm that invests in companies providing products and services to the financial services and media industries.  Prior to that, he served as Director of Corporate Development for IQ Financial Systems, Inc., a DB Ventures portfolio company that was sold to Misys. Prior to that, he served as Associate in Fixed Income Derivatives at BT Alex Brown.  He also serves on the boards of directors of Colorado National Bancorp and Bridge Entertainment, Inc., an online market research company and portfolio company of Beehive Ventures, LLC.  Mr. Govindan is a graduate of University of Pennsylvania, B.A., 1995.  Mr. Govindan’s extensive experience with respect to capital acquisition and capital markets, risk management, financial analysis, and oversight within the banking industry, as well as his experience and oversight overseeing the growth of early stage portfolio companies, bring significant value to the Company’s Board of Directors.  Mr. Govindan has served as the Company’s Vice Chairman since 2013.
L. Blake Jones.  Since 1974, Mr. Jones has been a partner with Scheuermann & Jones, a Louisiana-based law firm that practices throughout much of the United States.  He currently serves as the firm’s managing partner.  In addition, he serves on the board of directors of Helix BioMedix, Inc., a public company focused on the biomedical industry, where he is a member of the audit committee and governance committee.  He also serves on the national board of directors for the not-for-profit St. Jude’s Ranch for Children, where he is a member of the audit committee.  Mr. Jones is a graduate of Louisiana State University, B.A., 1968, and Tulane Law School, J.D., 1972.  Mr. Jones’ extensive legal experience, his service on the boards of other companies, including his public company experience, and his relationships within the New Orleans community, make him a valued member of the Company’s Board of Directors.
Louis C. Lauricella.  Since 1988, Mr. Lauricella has served as Managing Member and Director of Development for Lauricella Land Company, L.L.C., a commercial real estate development firm, and President of Lauricella & Associates, a real estate brokerage and consulting firm, each based in New Orleans.  Since joining the Lauricella Land Company, he has overseen the development of more than 2.0 million square feet of commercial space and secured financing of over $175 million for Lauricella projects.  Mr. Lauricella also serves as Vice Chairman of the New Orleans Recreation Development (NORD) Foundation and as Chairman of the Lauricella Land Company Foundation.  He also serves on the Boards of the Jefferson Business Council and the Jefferson Community Foundation.  Mr. Lauricella served as a director of First Bank & Trust (New Orleans) from 1994 to 2005.  Mr. Lauricella is a graduate of Harvard College, B.A.,1978, and Tulane University, M.B.A. and J.D., 1984.  Mr. Lauricella's extensive financing structures, his experience as a bank director, and his active involvement in many local professional and charitable organizations, enable him to provide valuable insight to the Company’s Board of Directors.
Mark G. Merlo.  Since 1996, Mr. Merlo has worked at Castle Creek Capital, LLC, and is currently a Managing Principal of this private equity fund management company headquartered in Rancho Santa Fe, California.  Mr. Merlo has over 20 years of experience in private equity investments and mergers and acquisitions in the financial services industry.  Prior to joining Castle Creek, Mr. Merlo spent 11 years working at various bank and thrifts managing their investment portfolios, hedging interest rate risk and treasury operations.  Mr. Merlo also serves as a director of Business Bancshares, Inc., its subsidiary Business Bank of St. Louis and Carlile Holdings, Inc.   He has previously served on the boards of three other community banks.  Mr. Merlo is a graduate of University of Missouri, Columbia, B.S., 1984.  Mr. Merlo’s extensive prior experience as a director of numerous banking organizations, including his experience as a director of a publicly-traded banking organization, as well as his extensive experience with capital acquisition and management in the banking industry, add significant value to the Company’s Board of Directors.
Ashton J. Ryan, Jr. Mr. Ryan has served as President, Chief Executive Officer and Chairman of the Board of First NBC Bank since its inception in 2006 and First NBC Bank Holding Company since its formation in 2007.  From 1998 to 2005, Mr. Ryan served as President of First Trust Corporation and Chief Executive Officer and President of First Bank & Trust (New Orleans). From 1991 to 1998, he was President of First National Bank of Commerce, the lead bank of First Commerce Corporation, until First Commerce Corporation’s acquisition by Bank One in 1998.  Mr. Ryan also served as senior executive vice-president in charge of all customer contact functions at First Commerce Corporation from 1992 to 1998.  From 1971 to 1981, Mr. Ryan was a staff auditor, and from 1981 to 1991 a partner, at Arthur Andersen & Co. Mr. Ryan served on the board of directors of Stewart Enterprises, a NASDAQ-listed company, until its sale in December 2013.  He also serves on the boards of directors of GNO, Inc., Louisiana Cancer Research Consortium, Early Childhood and Family Learning Center, Gulf Coast Housing Partnership, Junior Achievement, Delgado Community College Foundation, UNO Foundation, East Jefferson General Hospital and the

Urban League of New Orleans and was an adjunct professor at the A.B. Freeman School of Business at Tulane University for 30 years. Mr. Ryan is a graduate of Tulane University, B.S., 1969, and M.B.A., 1971.  Mr. Ryan’s extensive business and banking experience, as well as his long-standing business and banking relationships in the community, make him exceptionally well qualified to serve on the Company’s Board of Directors and as Chairman of the Board.
Dr. Charles C. Teamer.  Dr. Teamer has served as Vice Chairman of First NBC Bank since 2010.  He previously served as Chairman of Dryades Savings Bank, FSB, a position he held from its inception in 1993 through its acquisition by First NBC Bank in 2010.  Mr. Teamer was employed for more than 30 years with Dillard University, where he served in numerous capacities, including Vice President of Fiscal Affairs.  He has also served as a member of the Board of Supervisors of the University of Louisiana System, the Board of Trustees of Tulane University and the Business and Higher Education Council at the University of New Orleans.  Dr. Teamer has also held leadership positions in numerous New Orleans-based civic and community organizations.  He has served as the Chairman of the boards of the Urban League of Greater New Orleans, the Board of Commissioners of the Port of New Orleans, the United Way, the Metropolitan Area Committee, the Greater New Orleans Foundation and the World Trade Center.  He has also served on the boards of the Entergy-New Orleans, Alton Oschner Medical Foundation, the Audubon Institute, the Audubon Zoo Commission, the Southern Education Foundation, the New Orleans Center for Creative Arts, the Common Fund, the Children’s Hospital and the Boy Scouts of America.  Dr. Teamer is a graduate of Clark Atlanta University, B.S., 1954.  Dr. Teamer’s broad experience in leadership positions in local business, public and civic organizations, his long-standing relationships within the New Orleans community and his extensive experience as a bank director, enable him to provide significant contributions to the Company’s Board of Directors.
Joseph F. Toomy.  Since 2000, Mr. Toomy has been an independent insurance broker based in Gretna, Louisiana.  He served from 1981 to 2000 in numerous capacities with Delgado Community College in New Orleans, including as Vice Chancellor of Administrative Affairs.  Mr. Toomy is a member of the Algiers Development District, a special taxing district and local redevelopment authority within the City of N.O.  Mr. Toomy is also a member of the Board of Catholic Charities of New Orleans and Chairman of PACE (Program for the All Inclusive Care of the Elderly) Greater New Orleans, a non-profit corporation affiliated with the Archdiocese of New Orleans.  From 1984 to 2008, he served as the District 85 member of the Louisiana House of Representatives.  He is also a former Chairman of the Board of Commissioners of the Port of New Orleans.  Mr. Toomy is a graduate of Tulane University, B.A., 1971, and M.B.A., 1973.  Mr. Toomy’s long-standing business and personal relationships in the New Orleans metropolitan area, his extensive business and governmental sector experience, and long-time involvement in local civic organizations, make him a valued member of on the Company’s Board of Directors.
Executive Officers
A brief description of the background of each of the Company’s executive officers is set forth below. No executive officer has a family relationship with any other executive officer or director.
Ashton J. Ryan, Jr. For biographical information regarding Mr. Ryan, see the section above titled “Board of Directors.”
William J. Burnell. Mr. Burnell, age 66, has served First NBC Bank as Chief Credit Officer since its inception in 2006. He has also served in the same capacity with First NBC Bank Holding Company since its inception in 2007. Mr. Burnell was President and Executive Director of Business Resource Capital Specialty Business from 2000 to 2006 and was a Practice Manager for Oracle Corporation from 1999 to 2000. Before that, he was Credit Review Manager at First National Bank of Commerce for 19 years, prior to its acquisition by Bank One in 1998. He is a graduate of the University of Alabama, B.S., 1971.
Marsha S. Crowle.  Ms. Crowle, age 54, has served First NBC Bank as Chief Compliance Officer since its inception in 2006. She has also served in the same capacity with First NBC Bank Holding Company since its inception in 2007. Prior to her employment with First NBC Bank, Ms. Crowle was a Senior Vice President and Chief Compliance Officer for First Bank & Trust (New Orleans) from 1996 to 2006 and served as Compliance Officer while employed by Delta Bank from 1981 to 1996.
George L. Jourdan. Mr. Jourdan, age 71, has served First NBC Bank as Executive Vice President and Chief Operations Officer since its inception in 2006. He has also served in the same capacity for First NBC Bank Holding Company since its inception in 2007. Prior to his employment with First NBC Bank, he served as Project Manager at Science Applications International from 2001 to 2005 and Senior Vice President of Information Technology for First Commerce Corporation for over 30 years. Mr. Jourdan is a graduate of Louisiana State University, Baton Rouge, B.S., 1967.
William M. Roohi.  Mr. Roohi, age 50, has served First NBC Bank as Senior Vice President and Director of Human Resources, and as Manager of Trust Operations and Administration, since its inception in 2006. He has also served as Senior Vice President and Director of Human Resources at First NBC Bank Holding Company since its inception in 2007. Before joining First NBC Bank, Mr. Roohi had 20 years of banking experience, serving in various capacities with First Bank & Trust (New Orleans), IBERIABANK Corporation, Hibernia Corporation, Bank One Corporation and First Commerce Corporation. He is a graduate of Spring Hill College, B.S. 1987, and holds a Senior Professional of Human Resources designation.

Mary Beth Verdigets. Ms. Verdigets, age 48, has served First NBC Bank and First NBC Bank Holding Company as Executive Vice President and Chief Financial Officer since 2011, after serving First NBC Bank as Chief Accounting Officer from 2006 to 2008 and Chief Asset/Liability Management Officer from 2008 to 2011. Before joining First NBC Bank, she served as Vice President and Manager of Financial Planning at First Bank and Trust from 2000 to 2006, as a financial analyst at Whitney National Bank from 1999 to 2000, and in various accounting related positions for First Commerce Corporation from 1993 to 1999. Ms. Verdigets is a graduate of Tulane University, B.S., 1989, and is a certified public accountant.
Albert J. Richard, III. Mr. Richard, age 69, has served as Chief Accounting Officer of First NBC Bank and First NBC Bank Holding Company since December 2015. Prior to joining First NBC, he worked in public accounting for 46 years, most recently with Postlethwaite & Netterville, the largest public accounting firm based in Louisiana, where he served for 16 years. During his tenure with the firm, he served as a Managing Director of the New Orleans, Louisiana office, and his principal responsibilities included serving as the Audit Engagement Director for a diverse group of clients, including banks and other financial institutions. His prior financial audit experience includes work with KPMG and Deloitte, where he also served in leadership capacities. Mr. Richard is a member of the American Institute of Certified Public Accounts and the Society of Louisiana Certified Public Accountants, where he received a lifetime achievement award. He also serves as a member of the Jefferson Business Council.
Section 16 Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 and the related regulations require the Company’s executive officers and directors, and anyone owning more than ten percent of the Company’s common stock, to file reports of ownership and changes in ownership with the SEC, and to furnish the Company with copies of the forms. The Company assists its directors and executive officers in complying with these requirements. Based on the Company’s review of the forms received, or written representations from reporting persons, the Company believes that all applicable reporting persons satisfied these filing requirements except for (i) six of the Company’s Section 16 officers (Burnell, Crowle, Jourdan, Roohi, Ryan and Verdigets), who each filed one late Form 4 in connection with the issuance on March 25, 2015 of shares of unvested restricted stock, and (ii) Mark Merlo, who filed one late Form 4 in connection with the attribution of shares held of record by Castle Creek Capital Partners, IV by virtue of Mr. Merlo’s appointment as Managing Principal of Castle Creek Capital Partners, IV.
Code of Conduct
The Company maintains a Code of Business Conduct that is applicable to all of the directors, officers and employees of the Company and its subsidiaries, including First NBC Bank. In addition to the Code of Business Conduct, the Company maintains a separate Code of Ethics that is applicable to the Chief Executive Officer and senior financial officers of the Company. The Code of Business Conduct and the Code of Ethics satisfy the requirements of the SEC and Nasdaq Stock Market by providing written standards that are designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest; full, fair, accurate, timely, and understandable public disclosures and communications, including financial reporting; compliance with applicable laws, rules, and regulations; prompt internal reporting of violations of the code; and accountability for adherence to the code. The Code of Business Conduct and the Code of Ethics are available on the Company’s website at www.firstnbcbank.com. Any amendments to the Code of Ethics, or any waivers of its requirements, will be disclosed on the Company’s website, as well as any other means required by the Nasdaq Stock Market rules.
Board Committees
The Board of Directors has established standing committees in connection with the discharge of its responsibilities. These committees include the Audit Committee, the Compensation Committee, the Nominating and Governance Committee and the Merger and Acquisition Committee. The Board of Directors also may establish such other committees as it deems appropriate, in accordance with applicable law and regulations and the Company’s corporate governance documents.
Audit Committee. The Audit Committee assists the Board of Directors in fulfilling its responsibilities for general oversight of the integrity of the Company’s financial statements, compliance with legal and regulatory requirements, the independent auditors’ qualifications and independence, the performance of the Company’s internal audit function and independent auditors, and risk assessment and risk management. Among other things, the Audit Committee annually reviews the Audit Committee charter and the committee’s performance; appoints, evaluates and determines the compensation of the Company’s independent auditors; reviews and approves the scope of the annual audit, the audit fee and the financial statements; reviews disclosure controls and procedures, internal controls, internal audit function, and corporate policies with respect to financial information; oversees investigations into complaints concerning financial matters, if any; and reviews other risks that may have a significant impact on the Company’s financial statements.

The Audit Committee works closely with management as well as the Company’s independent auditors. The Audit Committee has the authority to obtain advice and assistance from, and receive appropriate funding to engage, outside legal, accounting or other advisors as the Audit Committee deems necessary to carry out its duties.
The Audit Committee is composed solely of members who satisfy the applicable independence and other requirements of the SEC and the Nasdaq Stock Market for Audit Committees. In addition, the Company has determined that a member of the Audit Committee qualifies as an “audit committee financial expert.” The members of the Audit Committee are Shivan Govindan, L. Blake Jones, Joseph F. Toomy and Leander J. Foley, III.
Compensation Committee. The Compensation Committee is responsible for discharging the Board’s responsibilities relating to compensation of the executives and directors. Among other things, the Committee evaluates human resources and compensation strategies; reviews and approves objectives relevant to executive officer compensation; evaluates performance and determines the compensation of the Chief Executive Officer in accordance with those objectives; approves any changes to non-equity based benefit plans involving a material financial commitment; recommends to the Board of Directors compensation for directors; and evaluates performance in relation to the Compensation Committee charter.
The Compensation Committee is composed solely of members who satisfy the applicable independence requirements of the SEC and the Nasdaq Stock Market. The members of the Compensation Committee are William M. Carrouche, John F. French and Leon L. Giorgio.
The Compensation Committee works throughout the year in its formal meetings, discussions with consultants, interaction with management and review of compensation-related materials developed for it.  The Compensation Committee works closely with executive management, primarily the Chief Executive Officer, in assessing the appropriate compensation approach and levels.  The Compensation Committee is empowered to advise management and make recommendations to the Board of Directors with respect to the compensation and other employment benefits of executive officers and key employees.  The Compensation Committee establishes objectives for the Chief Executive Officer and sets the Chief Executive Officer’s compensation based, in part, on the evaluation of peer group data.  The Compensation Committee also administers the Company’s long-term compensation plans and the Company’s incentive bonus programs for executive officers and key employees.
Nominating and Governance Committee. The Nominating and Governance Committee is responsible, among other things, for identifying individuals qualified to be directors consistent with the criteria approved the Board of Directors and recommending director nominees to the full Board of Directors; ensuring that the independent committees of the Board of Directors have the benefit of qualified “independent” directors; overseeing management continuity planning; leading the Board of Directors in its annual performance review; and taking a leadership role in shaping the corporate governance of the organization.
The Nominating and Governance Committee is composed solely of members who satisfy the applicable independence requirements of the SEC and the Nasdaq Stock Market. The members of the Nominating and Governance Committee are William M. Carrouche, John F. French, Leon L. Giorgio, Shivan Govindan, L. Blake Jones, Louis V. Lauricella, Mark G. Merlo and Joseph F. Toomy.
Merger and Acquisition Committee. The Merger and Acquisition Committee meets on an as-needed basis to evaluate acquisition opportunities and make recommendations to the Board of Directors on all such opportunities. In connection with the evaluation of potential acquisitions, the Committee may conduct feasibility studies, if appropriate. The Committee also oversees the due diligence process undertaken by management in the context of potential transactions. The members of the Merger and Acquisition Committee are John F. French, Shivan Govindan, Ashton J. Ryan, Jr. and Joseph F. Toomy.
Item 11.     Executive Compensation.
Summary Compensation Table
The table below provides information regarding the compensation of the following executive officers of the Company for the years ended December 31, 2015 and 2014:
•Ashton J. Ryan, Jr., Chairman of the Board, President and Chief Executive Officer;
•William J. Burnell, Senior Executive Vice President and Chief Credit Officer;
•Marsha S. Crowle, Senior Executive Vice President and Chief Compliance Officer; and
•Mary Beth Verdigets, Executive Vice President and Chief Financial Officer.
For purposes of the compensation disclosures in this Item 11, the Company is treating each of these individuals as a named executive officer, although it is not required to do so with respect to Ms. Verdigets under the regulations of the SEC. The

Company has not entered into employment agreements with any of its executive officers or employees, each of whom serves at the pleasure of the Board of Directors and is an “at will” employee. All cash compensation paid to each of the named executive officers was paid by First NBC Bank, where each serves in the same capacity. The summary compensation table represents compensation prior to the recent restatements of financial information. The Compensation Committee is presently reviewing compensation in light of the restatements.

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan (1)	Option Awards (2)(3)	Stock Awards (2)(3)	All Other Compensation	Total
Ashton J. Ryan, Jr. Chairman, President and Chief Executive Officer	2015	$520,834	$—	$577,500	$46,876	$140,616	$327,029	$1,612,855
	2014	$491,667	$—	$550,000	$—	$—	$425,411	$1,467,078
William J. Burnell, Sr. Executive Vice President and Chief Credit Officer	2015	$310,000	$—	$230,000	$24,985	$74,995	$13,904	$653,884
	2014	$280,934	$—	$200,000	$39,262	$29,678	$13,774	$563,618
Marsha S. Crowle Sr. Executive Vice President and Chief Compliance Officer	2015	$301,667	$—	$185,000	$24,985	$74,995	$13,904	$600,551
	2014	$280,934	$—	$170,000	$39,262	$29,678	$13,744	$533,618
Mary Beth Verdigets Executive Vice President and Chief Financial Officer	2015	$227,500	$—	$100,000	$18,742	$56,246	$12,404	$414,892
	2014	$213,434	$—	$95,000	$29,446	$22,259	$11,877	$372,016

(1)	The amounts shown in this column reflect [performance-based cash incentives] issued under the 2014 Omnibus Plan. For additional information, see “Omnibus Incentive Plan” below.

(2)
The Company typically grants stock options and restricted stock awards early in the year as a part of total year-end compensation awarded for prior year performance. As a result, the amounts shown with respect to these awards generally appear in the Summary Compensation Table for the year after the performance year upon which they were based. On March 25, 2015, Mr. Ryan was awarded 3,334 stock options and 4,320 restricted shares, Mr. Burnell was awarded 1,777 stock options and 2,304 restricted shares, Ms. Crowle was awarded 1,777 stock options and 2,304 restricted shares, and Ms Verdigets was awarded 1,333 stock options and 1,728 restricted shares.

(3)
The amounts shown as compensation do not reflect the compensation actually received by the named executive officers. Rather, amounts reflect the fair value of the awards as of the date of grant calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. See Note 26 to the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2015 for additional information regarding the assumptions made in the valuation.

The following table provides information regarding each component included in the “All Other Compensation” column for 2015 in the Summary Compensation Table above. The table below does not include other benefits that the Company or First NBC Bank may offer to these employees on substantially the same basis as all other full-time employees, such as group health, life and long-term disability insurance.

Description	Ashton J. Ryan, Jr.	William J. Burnell	Marsha S. Crowle	Mary Beth Verdigets
Employer 401(k) contributions	$10,600	$10,600	$10,600	$9,100
Employer ESOP contributions	3,304	3,304	3,304	3,304
Forgivable loan compensation recognized	300,000	—	—	—
Nonqualified deferred compensation (1)	13,125	—	—	—
Total	$327,029	$13,904	$13,904	$12,404

(1)	Contributions are contingent on employee contributions to the nonqualified deferred compensation plan and if the employee's company contribution to the 401(k) plan for the employee is limited.

Outstanding Equity Awards at Fiscal Year-End
The following table provides additional information as of December 31, 2015, regarding outstanding stock option awards and restricted stock issued to each of the persons included in the Summary Compensation Table. There were no outstanding equity awards other than stock options and restricted stock held by any of these persons as of December 31, 2015. Each of the stock option awards vests ratably in annual installments over a period of three years from the grant date, beginning on the first anniversary of the grant date, and expires ten years from the grant date. As a result, based on the grant dates of the respective stock option awards shown in the table below, an additional portion of each unexercisable stock option award has become exercisable since December 31, 2015. All awards issued prior to May 22, 2014 were issued under the 2006 Plan, and all awards issued after May 22, 2014 were issued under the 2014 Omnibus Plan

	Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Number of Shares of Stock That Have Not Vested	Market Value of Shares of Stock That Have Not Vested (4)
Ashton J. Ryan, Jr.	3/25/2015	—	3,334	$32.55	4,320 (1)	$161,525
William J. Burnell	5/19/2006	20,000	—	$10.00	2,880 (2)	107,683
	2/24/2011	30,000	—	$12.23
	2/16/2012	7,500	—	$14.20
	2/21/2013	6,666	3,334	$15.88
	3/28/2014	840	1,680	$34.35
	3/25/2015	—	1,777	$32.55
Marsha S. Crowle	5/19/2006	20,000	—	$10.00	2,880 (2)	107,683
	2/24/2011	30,000	—	$12.23
	2/16/2012	7,500	—	$14.20
	2/21/2013	6,666	3,334	$15.88
	3/28/2014	840	1,680	$34.35
	3/25/2015	—	1,777	$32.55
Mary Beth Verdigets	5/19/2006	10,000	—	$10.00	2,160 (3)	80,762
	2/24/2011	10,000	—	$12.23
	6/22/2011	10,000	—	$12.70
	2/16/2012	5,000	—	$14.20
	2/21/2013	5,000	2,500	$15.88
	3/28/2014	630	1,260	$34.35
	3/25/2015	—	1,333	$32.55

(1)	Of this amount, 1,440 shares vested in March 2016, 1,440 shares are scheduled to vest in March 2017 and 1,440 shares are scheduled to vest in March 2018.

(2)	Of this amount, 1,056 shares vested in March 2016, 1,056 shares are scheduled to vest in March 2017 and 768 shares are scheduled to vest in March 2018.

(3)	Of this amount, 792 shares vested in March 2016, 792 shares are scheduled to vest in March 2017 and 576 shares are scheduled to vest in March 2018.

(4)	Based on closing price of $37.39 on December 31, 2015.

Omnibus Incentive Plan
The First NBC Bank Holding Company 2014 Omnibus Incentive Plan, or the 2014 Omnibus Plan, became effective on May 22, 2014, following the approval of the Company’s shareholders at the 2014 annual meeting. The 2014 Omnibus Plan, which replaced the First NBC Bank Holding Company Stock Incentive Plan, as amended, or 2006 Plan, was adopted to enable the Company and First NBC Bank to continue to attract, retain and motivate officers, key employees and non-employee directors by providing incentives for superior performance. The 2014 Omnibus Plan permits awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards, and other stock-based awards.
The maximum number of shares as to which awards may be granted under the 2014 Omnibus Plan was 981,505 as of December 31, 2015. This amount included the number of awards issued under the 2006 Plan that were forfeited during 2015 and became available for grant under the 2014 Omnibus Plan. As of August 1, 2016, the maximum number of shares available for issuance was 979,685. All stock options and restricted stock awards under the 2014 Omnibus Plan and its predecessor plan have been made by means of an award agreement, which contains the specific terms and conditions of the grant, which may include terms relative to vesting, rights upon death, disability or other termination of service, rights upon change in control, acceleration of benefits, transferability and amendments, among other things.
Most stock options granted under the 2014 Omnibus Plan, and its predecessor, other than the stock option grants to the Company’s directors, vest ratably in annual installments over a period of three years from the grant date, beginning on the first anniversary of the grant date. Stock options granted under the 2006 Plan to directors vest ratably in annual installments over a period of five years from the date of grant date, beginning on the first anniversary of the grant date. The term of an option cannot exceed 10 years from the date of grant. Options that have not vested upon the termination of the option holder’s employment with First NBC Bank expire immediately, while vested options must be exercised after termination of employment within the number of days specified in the respective Plan. If the Company experiences a “change in control,” as defined in the applicable plan or agreement, unless otherwise provided in an award agreement, all outstanding stock options become immediately exercisable and all restrictions on restricted stock lapse.
The 2014 Omnibus Plan authorized the Company’s Compensation Committee to establish performance measures for purposes of awards issued under the plan, and these performance measures have been established by the Compensation Committee beginning with the 2014 performance year. In each year, a peer group is established based on comparable size, composition and performance. Financial performance metrics are established for each of the officers included in the Summary Compensation Table above to earn both cash and stock incentives and included minimum, target and maximum dollar incentive awards based on the actual performance in relation to the established goals. Performance goals for return on average assets, asset quality, and net income growth are established for the performance year based on a review of the Company’s performance expectations and the performance of its peers. Cash incentives awarded under the plan are included in the Summary Compensation Table under the column titled “Non-Equity Incentive Plan.”
401(k) Retirement Plan
The Company maintains a defined contribution 401(k) retirement savings plan for its employees. The 401(k) plan is intended to qualify as a tax-qualified plan under Section 401 of the Code so that contributions to the 401(k) plan and income earned on those contributions are not taxable to participants until withdrawn or distributed from the 401(k) plan. Under the 401(k) plan, each employee is fully vested in his or her deferred salary contributions and the safe harbor plan contributions. Employee contributions are held and invested by the plan’s trustee. The 401(k) plan also permits the Company to make discretionary contributions and matching contributions, subject to established limits and a vesting schedule.
Deferred Compensation Plan
On June 30, 2012, the Company established a non-qualified deferred compensation plan to provide certain additional retirement benefits to the Company’s officers and key employees and those of its affiliates, including First NBC Bank. Under the plan, a participant is permitted to defer compensation, subject to certain limitations, generally until a fixed future date of his or her retirement. In the Company’s sole discretion, it may make matching contributions to participants’ accounts. Participants are fully vested in their contributions at the time of deferral, and those contributions may not be forfeited. Contributions made to participant accounts under the plan are 100% vested.
Employee Stock Ownership Plan
The Company has established an employee stock ownership plan, or ESOP, for the benefit of eligible employees. The Compensation Committee administers the ESOP and makes recommendations to the Board of Directors with respect to the annual discretionary contribution. All participants in the ESOP vest in the annual allocations to their respective accounts at 20% per year. The ESOP is also intended to qualify as a tax-qualified plan under the Code so that contributions to the ESOP and the increase in the value of the shares held under the ESOP are not taxable to participants until withdrawn or distributed from the ESOP.

Director Compensation
The Company pays its directors, other than Mr. Ryan, based on the directors’ participation in Board and committee meetings held throughout the year, and First NBC Bank pays its directors in the same manner. Mr. Ryan does not receive any direct remuneration for serving as a director of the Company or First NBC Bank. During 2015, the Company’s directors (and those of First NBC Bank) received $1,800 per Board meeting attended prior to September 1, 2015 and $2,300 per Board meeting attended after September 1, 2015, and $500 per committee meeting attended. Directors who serve as committee chairs received an additional $400 per month for serving in that role. Each director may elect to receive up to half of his director’s fees in the form of common stock, rather than solely in cash. Finally, on May 24, 2012, the Company granted stock options to each of its directors, as well as those of First NBC Bank, other than Mr. Merlo. Each of the Company’s directors received a grant of 12,000 options, and each director of First NBC Bank received a grant of 8,000 options. These options vest ratably in annual installments over a period of five years from the grant date, beginning on the first anniversary of the grant date, and expire ten years from the grant date. The fair value of the stock options issuable to Mr. Merlo was paid to Castle Creek Advisors IV, L.L.C.
The following table sets forth compensation paid, earned or awarded during 2015 to each of the Company’s directors other than Mr. Ryan, who is not compensated for his service on the Board and whose compensation is set forth on the “Summary Compensation Table” elsewhere in this Item 11. The table includes compensation earned by each director that is attributable to his service as a director of First NBC Bank.

Name	Fees Earned or Paid in Cash (1)	All Other Compensation	Total
William D. Aaron, Jr.	$46,000	$—	$46,000
William M. Carrouche	45,512	—	45,512
Leander J. Foley III	9,940	—	9,940
John F. French	36,862	—	36,862
Leon L. Giorgio Jr.	47,112	—	47,112
Shivan Govindan (2)	46,500	—	46,500
L. Blake Jones	43,912	—	43,912
Louis V. Lauricella	7,440	—	7,440
Mark G. Merlo (3)	24,584	—	24,584
Charles C. Teamer (4)	41,812	109,726	151,538
Joseph F. Toomy	46,462	—	46,462

(1)	Included in this column are director’s fees and a portion of their fees each director elected to receive in the form of common stock rather than cash.

(2)	Of this amount, $46,500 was paid in the name of Hidden Brook Enterprises, LLC.

(3)	All fees were paid in the name of Castle Creek Advisors IV, LLC. Cash fees include payment of the fair value of the vested portion of the stock options described above.

(4)	Amounts in the “All Other Compensation” column represent compensation paid to Dr. Teamer in his capacity as an employee of First NBC Bank.
Directors have been and will continue to be reimbursed for travel, food, lodging and other expenses directly related to their activities as directors. Directors are also entitled to the protection provided by the indemnification provisions in our articles of incorporation and bylaws, as well as the articles of incorporation and bylaws of First NBC Bank.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Equity Compensation Plans
All equity compensation plans maintained by the Company have been approved by the stockholders of the Company. The Company maintains two equity compensation plans at this time: the First NBC Bank Holding Company Stock Incentive Plan, as amended, or 2006 Plan, and the First NBC Bank Holding Company 2014 Omnibus Incentive Plan, or the 2014 Omnibus Plan. Although options are still outstanding under the 2006 Plan, no shares are available for future awards. The Company currently uses the 2014 Omnibus Plan for stock-based incentive awards. These awards can be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards, and other stock-based awards. The following table provides certain information as of December 31, 2015 about awards issued and issuable under the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by stockholders	821,196	$15.22	981,505
Equity compensation plans not approved by stockholders	—	N/A	—
Stock Ownership
The following table provides information regarding the beneficial ownership of the Company’s common stock for (i) each person known to the Company to be the beneficial owner of more than five percent of its common stock; (ii) each of the Company’s directors and executive officers; and (iii) all directors and executive officers, as a group. Except as indicated by the footnotes below, the Company believes, based on the information furnished to it, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.
The number of shares beneficially owned by each of the persons known to us to be the beneficial owner of more than five percent of the Company’s common stock is based on beneficial ownership information, as of December 31, 2015, contained in the report filed by each such person with the SEC. The number of shares beneficially owned by the Company’s directors and executive officers is based on beneficial ownership information as of August 16, 2016. The table below calculates the percentage of beneficial ownership based on 19,231,427 shares of common stock outstanding as of August 16, 2016, except as follows. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of August 16, 2016. However, the Company did not deem these shares outstanding for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

Name of Beneficial Owner	Number of Shares	Percent of Class
Greater than 5% beneficial owners
Castle Creek Partners IV, L.P. (1)	2,205,382	11.47%
FMR LLC (2)	1,710,009	8.89%
BlackRock, Inc. (3)	1,403,152	7.30%
Numeric Investors LLC (4)	1,091,851	5.68%

Directors and Executive Officers
William D. Aaron, Jr.(5)	42,199	*
William J. Burnell (6)	59,997	*
William M. Carrouche (7)	8,112	*
Marsha S. Crowle (8)	57,602	*
Leander J. Foley, III (9)	112,184	*
John F. French (10)	149,477	*
Leon L. Giorgio, Jr. (11)	77,577	*
Shivan Govindan	11,130	*
L. Blake Jones (12)	136,077	*
George Jourdan (13)	34,151	*
Louis V. Lauricella (14)	211,183	1.10%
Mark G. Merlo (15)	—	*
Albert J, Richard, III	2,035	*
William M. Roohi (16)	24,822	*
Ashton J. Ryan, Jr. (17)	474,746	2.47%
Dr. Charles C. Teamer (18)	61,175	*
Joseph F. Toomy (19)	107,577	*
Mary Beth Verdigets (20)	41,106	*
All directors and officers, as a group (18 persons)	1,611,150	8.43%
(1) Based on the Schedule 13G filed with the SEC on November 9, 2015, Castle Creek Partners IV, LP, Castle Creek Capital IV LLC and John M. Eggemeyer III may be deemed to be the beneficial owner of the reported shares. Mr. Eggemeyer is a managing principal of Castle Creek Capital IV LLC, the sole general partner of Castle Creek Partners IV, LP. Castle Creek Capital IV, LLC and Mr. Eggemeyer each disclaim beneficial ownership of the reported shares, except to the extent of their respective pecuniary interests in Castle Creek Partners IV, LP. The business address for Castle Creek Partners IV, LP, Castle Creek Capital IV LLC and John M. Eggemeyer III is 6051 El Tordo, Rancho Santa Fe, California 92067. Does not include 364,983 shares of Series C preferred stock, which are convertible into common stock subject to certain exceptions, including that the conversion will not cause the holder to own or control in the aggregate more than 9.9% of our common stock without prior regulatory approval.
(2) Based on the Schedule 13G filed with the SEC on February 12, 2016, FMR LLC and Abigail P. Johnson reported shared voting and dispositive power over all shares beneficially owned. Their address is c/o FMR LLC, 245 Summer Street, Boston, Massachusetts 02210.
(3) Based on the Schedule 13G filed with the SEC on January 22, 2016, BlackRock Inc. reported shared voting or dispositive power over all shares beneficially owned. Their address is c/o BlackRock, Inc., 55 East 52nd Street, New York, New York 10055.

(4)
Based on Schedule 13G filed with the SEC on August 16, 2016, Numeric Investors LLC and Man Group PLC reported shared voting and dispositive power over all shares beneficially owned. The address of Numeric Investors LLC is 470 Atlantic Avenue, 6th Floor, Boston, Massachusetts 02210, and the address of Man Group, PLC is Riverbank House, 2 Swan Lane, London EC4R 3AD, United Kingdom.

(5)	Includes options to purchase 6,400 shares of common stock.

(6)	Includes options to purchase 49,772 shares of common stock and 747 shares of common stock allocated to Mr. Burnell’s account in the ESOP.

(7)	Includes options to purchase 16,000 shares of common stock.

(8)	Includes options to purchase 49,772 shares of common stock and 773 shares of common stock allocated to Ms. Crowle’s account in the ESOP.

(9)	Includes warrants to purchase 23,602 shares and options to purchase 9,600 shares of common stock.

(10)	Includes 54,696 shares held of record by Penthouse Apartment Management, L.L.C. and 58,696 shares held of record by The Columbus

Group, Inc., entities over which Mr. French exercises control, and options to purchase 16,000 shares of common stock. The number of shares shown as beneficially owned includes 122,712 shares pledged as collateral.

(11)
Includes 22,500 shares held of record by Select Properties, Ltd., 10,000 shares held of record by J.K. Lee, Inc. and 15,000 shares held of record by 2121 Limited Partnership, over all of which Mr. Giorgio has beneficial ownership, and options to purchase 16,000 shares of common stock.

(12)	Includes warrants to purchase 16,000 shares of common stock.

(13)	Includes options to purchase 19,266 shares of common stock and 764 shares of common stock allocated to Mr. Jourdan’s account in the ESOP.

(14)
Includes 200,000 shares held of record by Elmwood Banking Investment, L.L.C., a wholly-owned subsidiary of Lauricella Land Company, L.L.C., an entity for which Mr. Lauricella serves as managing member, and options to purchase 9,600 shares of common stock.

(15)	Does not include any shares of common stock held by Castle Creek Partners IV, L.P., which are described in note 1 to this table, for which Mr. Merlo disclaims beneficial ownership.

(16)	Includes options to purchase 16,796 shares of common stock and 604 shares of common stock allocated to Mr. Roohi’s account in the ESOP.

(17)	Includes 829 shares of common stock allocated to Mr. Ryan’s account in the ESOP and 435,000 shares of common stock pledged as collateral to secure outstanding debt obligations.

(18)	Includes warrants to purchase 12,918 shares of common stock, options to purchase 16,000 shares of common stock, and 237 shares of common stock allocated to Dr. Teamer’s account in the ESOP.

(19)	Includes options to purchase 16,000 shares of common stock.

(20)	Includes options to purchase 34,204 shares of common stock and 619 shares of common stock allocated to Ms. Verdigets’ account in the ESOP.
Item 13.     Certain Relationships and Related Transactions, and Directors Independence.
Related Party Transactions
In addition to the compensation arrangements with directors and executive officers described in Item 11 above, the following is a description of each transaction or arrangement since January 1, 2015, and each proposed transaction or arrangement in which the Company has been or is to be a participant; the amount involved exceeds or will exceed $120,000; and a related party, such as any of the Company’s directors, executive officers or beneficial holders of more than 5% of the Company’s capital stock, or any immediate family member of or person sharing the household with any of these individuals (other than tenants or employees), had or will have a direct or indirect material interest.
Certain Investor Rights. In connection with the Company’s 2011 private placement offering, the Company sold 523,863 shares of its common stock, and 1,680,219 shares of its Series C preferred stock, to Castle Creek Capital Fund IV, L.P., a greater than In connection with the investment of Castle Creek Partners IV, L.P., the Company entered into an agreement with Castle Creek Partners IV, L.P., the general partner of Castle Creek Capital Fund IV, L.P., that permits it to appoint one representative to the Company’s Board of Directors and one nonvoting observer to the Board of Directors of First NBC Bank, for so long as Castle Creek Partners IV, L.P. and its affiliates own at least 81,632 shares of the Company’s common stock. Mr. Merlo was appointed to the Board of Directors in August 2011 as the representative of Castle Creek Partners IV, L.P. The Company also made certain representations and warranties and covenants regarding the Company and First NBC Bank and agreed to provide limited indemnification rights to Castle Creek Partners IV, L.P. in connection with the representations and warranties. In addition, the Company agreed to provide Castle Creek Partners IV, L.P. with certain limited management rights to enable it to qualify as a Venture Capital Operating Company as a result of its investment. The Company believes the terms and conditions set forth in such agreements are reasonable and customary for transactions of this type.
Commercial Lease Relationships. First NBC Bank leases a building that houses the Carondelet branch office from a partnership that is owned by directors Leander J. Foley, III and Dr. Charles C. Teamer. The lease commenced in October 2004 for a term of five years and contained multiple five-year extensions at the bank’s option. The bank most recently exercised a five-year extension in October 2014. The Company believes that the rental payments due under the lease were based on market rates and are commensurate with rental arrangements that would be obtained in arm’s-length negotiations with an unaffiliated third party. The Company paid annual rent of approximately $184,120 for the year ended December 31, 2015, and the Company expects to pay approximately $184,120 in rent for the year ending December 31, 2016.
Ordinary Banking Relationships. Certain of the Company’s officers, directors and principal shareholders, as well as their immediate family members and affiliates, are customers of, or have or have had transactions with, First NBC Bank in the ordinary course of business. These transactions include deposits, loans, wealth management products and other financial services related transactions. Related party transactions are made in the ordinary course of business, on substantially the same terms, including interest rates and collateral (where applicable), as those prevailing at the time for comparable transactions with persons not related to the Company, and do not involve more than normal risk of collectability or present other features unfavorable to us. As of the date of this annual report, no related party loans were categorized as nonaccrual, past due, restructured or potential problem loans. First NBC Bank expects to continue to enter into transactions in the ordinary course of business on similar terms with the Company’s officers, directors and principal shareholders, as well as their immediate family members and affiliates.
Policies and Procedures Regarding Related Party Transactions. Transactions by the Company or First NBC Bank with related parties are subject to regulatory requirements and restrictions. These requirements and restrictions include Sections 23A and 23B of the Federal Reserve Act (which govern certain transactions by First NBC Bank with its affiliates) and the Federal Reserve’s Regulation O (which governs certain loans by First NBC Bank to its executive officers, directors, and principal shareholders). The Company has adopted written policies to comply with these regulatory requirements and restrictions.
In addition, the Company’s Audit Committee, which is composed entirely of independent directors, is charged with reviewing all related party transactions in which the Company is involved as a party. In determining whether to approve a related party transaction, the Committee will consider, among other factors, the fairness of the proposed transaction, the direct or indirect nature of the related party’s interest in the transaction, the appearance of an improper conflict of interests for any director or executive officer taking into account the size of the transaction and the financial position of the related party, whether the transaction would impair an outside director’s independence, the acceptability of the transaction to the Company’s regulators and the potential violations of other corporate policies.
Under Section 402 of the Sarbanes-Oxley Act of 2002, public companies are generally prohibited from extending, renewing or arranging for the extension of credit in the form of a personal loan to or for any director or executive officer of that issuer. This prohibition, however, is not applicable to loans that are made by banks in compliance Section 22(h) of the Federal Reserve Act or the Federal Reserve’s Regulation O. The Company believes that all related transactions comply with Section 402 of the Sarbanes-Oxley Act or have been made under a valid exception from Section 402 of the Sarbanes-Oxley Act.
Director Independence
The Board of Directors believes that the interests of the stockholders are best served by having a substantial number of objective, independent representatives on the Board. For this purpose, an independent director means a person other than an executive officer or employee of the Company or any individual having a relationship which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.
Applying this standard, the Board of Directors has determined that, with the exception of Chairman and Chief Executive Officer Ashton J. Ryan, Jr. and Dr. Charles C. Teamer, each of the Company’s current directors is an independent director. The Board determined that Messrs. Ryan and Teamer do not qualify as independent directors because each is an employee of First NBC Bank. The Board of Directors will continue to monitor the standards for director independence established under applicable law or NASDAQ listing requirements and will ensure that the Company’s corporate governance principles are consistent with those standards.
Item 14.     Principal Accounting Fees and Services.
Ernst & Young LLP is the Company's independent registered public accounting firm and has examined the Company’s financial statements each year since its inception, and its engagement for 2015 was reviewed and approved by the Audit Committee. In addition to retaining Ernst & Young LLP to audit the Company’s financial statements, the Company engages the firm from time to time to perform other services. The following table presents fees incurred by the Company for professional services rendered by Ernst & Young LLP for 2015 and 2014:

Fees	2015	2014
Audit fees	$5,027,309	$1,636,649
Audit-related fees	—	73,200
Tax fees	222,450	134,000
All other fees	1,500	3,100
As defined by the SEC, (i) “audit fees” are fees for professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “audit fees;” (iii) “tax fees” are fees for professional services rendered for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”
The Audit Committee selects and oversees the Company’s independent auditor. In addition, it is required to pre-approve the audit and non-audit services performed by the Company’s independent auditor to ensure that they do not impair the auditor’s independence. Federal securities regulations specify the types of non-audit services that an independent auditor may not provide to the Company and establish the Audit Committee’s responsibility for administration of the engagement of the Company’s independent auditors. During 2015 and 2014, the Audit Committee pre-approved all services provided to the Company by its independent auditor.
Part IV.
Item 15.     Exhibits and Financial Statement Schedules.
(a) Documents Filed as Part of this Report.

(1)	The following financial statements are incorporated by reference from Item 8 hereof:
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Income for the Years Ended December 31, 2015, 2014, and 2013
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014, and 2013
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2015, 2014, and 2013
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014, and 2013
Notes to Consolidated Financial Statements

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
2.1
Purchase and Assumption Agreement, dated as of January 16, 2015, among the Federal Deposit Insurance Corporation, as Receiver of First National Bank of Crestview, First NBC Bank, and the Federal Deposit Insurance Corporation
Exhibit 2.1 to the Company's Current Report on Form 8-K filed January 23, 2015

2.2	Agreement and Plan of Reorganization, dated December 30, 2014, by and among First NBC Bank Holding Company, State Investors Bancorp, Inc. and First NBC Acquisition Company	Exhibit 2.1 to the Company's Current Report on Form 8-K filed December 30, 2014

2.3	First Amendment to Agreement and Plan of Reorganization, dated August 27, 2015, by and among First NBC Bank Holding Company, State Investors Bancorp, Inc. and First NBC Acquisition Company	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 27, 2015

3.1	Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 24, 2015

3.2	Amended and Restated Bylaws	Exhibit 3.2 to the Company’s Current Report on Form 8-K filed February 26, 2016

4.1	Specimen common stock certificate	Exhibit 4.1 to the Registration Statement on Form S-1/A of the Company filed April 30, 2013

4.2	Purchase Agreement, dated as of February 18, 2015, of 5.75% Subordinated Notes due 2025	Exhibit 4.1 to the Company's Current Report on Form 8-K filed February 19, 2015

4.3	Indenture, dated as of February 18, 2015, between First NBC Bank Holding Company and U.S Bank National Association	Exhibit 4.2 to the Company's Current Report on Form 8-K filed February 19, 2015

4.4	Form of Unregistered 5.75% Subordinated Note due 2025, dated as of February 18, 2015	Exhibit 4.2 to the Company's Current Report on Form 8-K filed February 19, 2016

4.5	Form of Registered 5.75% Subordinated Note due 2025, dated as of August 18, 2015	Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed August 18, 2015

4.6	Form of Senior Debt Indenture	Exhibit 4.3 to Amendment No. 2 to the Company’s Registration Statement on Form S-3 filed November 20, 2015

Exhibit Number	Description	Location
10.1	First NBC Bank Holding Company Stock Incentive Plan (“2006 Plan”)+	Exhibit 10.1 to the Company's Registration Statement on Form S-1 filed April 8, 2013

10.2	Amendment No. 1 to 2006 Plan+	Exhibit 10.2 to the Registration Statement on Form S-1 of the Company filed April 8, 2013

10.3	Addendum (Directors’ Shares) to 2006 Plan+	Exhibit 10.3 to the Registration Statement on Form S-1 of the Company filed April 8, 2013

10.4	2012 Amendment to 2006 Plan+	Exhibit 10.4 to the Registration Statement on Form S-1 of the Company filed April 8, 2013

10.5	Form of Stock Option Award Agreement under 2006 Plan+	Exhibit 10.5 to the Registration Statement on Form S-1 of the Company filed April 8, 2013

10.6	Form of Restricted Stock Award Agreement under 2006 Plan+	Exhibit 10.6 to the Registration Statement on Form S-1 of the Company filed April 8, 2013

10.7	Form of Warrant Agreement relating to warrants issued to organizers of First NBC Bank	Exhibit 10.7 to the Registration Statement on Form S-1 of the Company filed April 8, 2013

10.8	Form of Warrant Agreement relating to warrants issued to shareholders of Dryades Bancorp, Inc.	Exhibit 10.8 to the Registration Statement on Form S-1 of the Company filed April 8, 2013

10.9	Securities Purchase Agreement, dated as of June 29, 2011, by and between First NBC Bank Holding Company and Castle Creek Capital Partners IV, L.P.	Exhibit 10.12 to the Registration Statement on Form S-1 of the Company filed April 8, 2013

10.10	VCOC Letter Agreement, dated November 8, 2011, by and between First NBC Bank Holding Company and Castle Creek Capital Partners IV, L.P.	Exhibit 10.13 to the Registration Statement on Form S-1 of the Company filed April 8, 2013

10.11
Securities Purchase Agreement, dated as of August 4, 2011, by and between the Secretary of the Treasury and First NBC Bank Holding Company, in connection with First NBC Bank Holding Company’s participation in the U.S. Treasury’s Small Business Lending Fund Program
Exhibit 10.14 to the Registration Statement on Form S-1 of the Company filed April 8, 2013

10.12	First NBC Bank Holding Company Deferred Compensation Plan, Effective June 30, 2012+	Exhibit 10.17 to the Registration Statement on Form S-1 of the Company filed April 8, 2013

10.13	First NBC Bank Holding Company 2014 Omnibus Incentive Plan+	Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 23, 2014

10.14	Exchange Agreement, dated June 22, 2015, by and between First NBC Bank Holding Company and Castle Creek Capital Partners IV, LP	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 24, 2015

Exhibit Number	Description	Location
12.1	Statement of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends	Filed herewith
21.1	Subsidiaries of First NBC Bank Holding Company	Filed herewith

23.1	Consent of Ernst & Young LLP	Filed herewith

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith

*
Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedules or similar attachment to the SEC upon request.

+	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First NBC Bank Holding Company

Date:	August 25, 2016	By:	/s/ Ashton J. Ryan, Jr.
Ashton J. Ryan, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 25, 2016	By:	/s/ Mary Beth Verdigets
Mary Beth Verdigets
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	August 25, 2016	By:	/s/ William D. Aaron, Jr.
William D. Aaron, Jr.
Director

Date:	August 25, 2016	By:	/s/ William Carrouche
William Carrouche
Director

Date:	August 25, 2016	By:	/s/ John F. French
John F. French
Director

Date:	August 25, 2016	By:	/s/ Leander J. Foley, III
Leander J. Foley, III
Director

Date:	August 25, 2016	By:	/s/ Leon L. Giorgio, Jr.
Leon L. Giorgio, Jr.
Director

Date:	August 25, 2016	By:	/s/ Shivan Govindan
Shivan Govindan
Director

Date:	August 25, 2016	By:	/s/ L. Blake Jones
L. Blake Jones
Director

Date:	August 25, 2016	By:	/s/ Louis V. Lauricella
Louis V. Lauricella
Director

Date:	August 25, 2016	By:	/s/ Mark G. Merlo
Mark G. Merlo
Director

Date:	August 25, 2016	By:	/s/ Dr. Charles C. Teamer
Dr. Charles C. Teamer
Director

Date:	August 25, 2016	By:	/s/ Joseph F. Toomy
Joseph F. Toomy
Director