Form 10-Q
period 2016-03-31
First NBC Bank Holding Co
filed 2016-09-30
CIK 1496631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
Commission file number:
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
As of September 23, 2016, the registrant had 19,231,427 shares of common stock, par value $1.00 per share, outstanding.

FIRST NBC BANK HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

(In thousands)	(Unaudited) March 31, 2016	December 31, 2015
Assets
Cash and due from banks:
Noninterest-bearing	$49,463	$50,270
Interest-bearing	321,030	293,109
Federal funds sold	521	5,675
Cash and cash equivalents	371,014	349,054
Investment in short-term receivables	—	25,604
Investment securities available for sale, at fair value	252,928	285,826
Investment securities held to maturity (fair value of $85,320 and $82,800, respectively)	81,064	82,074
Mortgage loans held for sale	2,990	2,597
Loans, net of allowance for loan losses of $84,189 and $78,478, respectively	3,546,936	3,380,115
Bank premises and equipment, net	61,308	67,155
Accrued interest receivable	13,966	14,003
Goodwill and other intangible assets	18,142	18,251
Investment in real estate properties	77,987	80,666
Investment in tax credit entities, net	98,984	108,586
Cash surrender value of bank-owned life insurance	49,033	48,691
Other real estate	4,683	5,232
Deferred tax asset	246,953	205,287
Other assets	38,796	32,684
Total assets	$4,864,784	$4,705,825
Liabilities and equity
Deposits:
Noninterest-bearing	$381,536	$368,421
Interest-bearing	3,573,772	3,475,421
Total deposits	3,955,308	3,843,842
Short-term borrowings	6,000	8,000
Repurchase agreements	86,432	79,251
Subordinated debentures	60,000	60,000
Long-term borrowings	297,138	279,042
Accrued interest payable	8,200	8,728
Other liabilities	48,703	46,211
Total liabilities	4,461,781	4,325,074
Shareholders’ equity:
Preferred stock:
Preferred stock Series D – no par value; 37,935 shares authorized, issued and outstanding at March 31, 2016 and December 31, 2015	37,935	37,935
Common stock- par value $1 per share; 100,000,000 shares authorized; 19,125,099 shares issued and outstanding at March 31, 2016 and 19,077,572 shares issued and outstanding at December 31, 2015	19,125	19,078
Additional paid-in capital	244,112	242,979
Accumulated earnings	124,838	102,142
Accumulated other comprehensive loss, net	(23,009)	(21,385)
Total shareholders’ equity	403,001	380,749
Noncontrolling interest	2	2
Total equity	403,003	380,751
Total liabilities and equity	$4,864,784	$4,705,825

See accompanying notes.

FIRST NBC BANK HOLDING COMPANY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2016	2015
		(Restated)
Interest income:
Loans, including fees	$43,326	$34,494
Investment securities	1,912	2,104
Investment in short-term receivables	41	1,690
Short-term investments	310	64
	45,589	38,352
Interest expense:
Deposits	12,554	10,244
Borrowings and securities sold under repurchase agreements	2,069	1,240
	14,623	11,484
Net interest income	30,966	26,868
Provision for loan losses	14,748	3,000
Net interest income after provision for loan losses	16,218	23,868
Noninterest income:
Service charges on deposit accounts	597	559
Investment securities gain (loss), net	—	(50)
Gain on assets sold, net	583	43
Gain on sale of loans, net	3	15
Cash surrender value income on bank-owned life insurance	342	352
Sale of state tax credits earned	—	519
Community Development Entity fees earned	35	123
ATM fee income	571	501
Rental property income	897	870
Other	1,695	420
	4,723	3,352
Noninterest expense:
Salaries and employee benefits	7,630	6,907
Occupancy and equipment expenses	3,489	2,915
Professional fees	3,517	2,141
Taxes, licenses and FDIC assessments	1,737	1,239
Impairment of investment in tax credit entities	14,715	13,348
Write-down of foreclosed assets	43	58
Data processing	1,862	1,422
Advertising and marketing	939	1,018
Rental property expenses	1,516	965
Other	2,572	1,939
	38,020	31,952
Income (loss) before income taxes	(17,079)	(4,732)
Income tax benefit	(39,870)	(14,684)
Net income attributable to Company	22,791	9,952
Less preferred stock dividends	(95)	(95)
Less earnings allocated to participating securities	—	(190)
Income available to common shareholders	$22,696	$9,667
Earnings per common share – basic	$1.19	$0.52
Earnings per common share – diluted	$1.17	$0.51
See accompanying notes.

FIRST NBC BANK HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2016	2015
		(Restated)
Net income	$22,791	$9,952
Other comprehensive income (loss):
Fair value of derivative instruments designated as cash flow hedges:
Change in fair value of derivative instruments designated as cash flow hedges during the period, before tax	(8,146)	(3,773)
Less: reclassification adjustment for net losses included in net income from terminated cash flow hedges	201	266
Unrealized gains (losses) on cash flow hedges, before tax	(7,945)	(3,507)

Unrealized gains (losses) on investment securities:
Change in unrealized gains (losses) on investment securities arising during the period	5,321	3,783
Reclassification adjustment for losses included in net income	—	—
Amortization of unrealized net gain on securities transferred from available for sale to held to maturity	123	128
Unrealized gains (losses) on investment securities, before tax	5,444	3,911
Other comprehensive income (loss), before taxes	(2,501)	404
Income tax expense (benefit) related to items of other comprehensive losses	(877)	141
Other comprehensive income (loss), net of tax	(1,624)	263
Total comprehensive income	$21,167	$10,215
Comprehensive income attributable to preferred shareholders	(95)	(95)
Comprehensive income attributable to participating securities	—	(190)
Comprehensive income available to common shareholders	$21,072	$9,930
See accompanying notes.

FIRST NBC BANK HOLDING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands)	Preferred Stock Series C	Preferred Stock Series D	Common Stock	Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2014, as restated(1)	$4,471	$37,935	$18,576	$239,528	$127,758	$(19,737)	$408,531	$2	$408,533
Net income	—	—	—	—	9,952	—	9,952	—	9,952
Other comprehensive income	—	—	—	—	—	263	263	—	263
Share-based compensation	—	—	—	185	—	—	185	—	185
Restricted stock awards compensation	—	—	—	(406)	—	—	(406)	—	(406)
ESOP compensation expense	—	—	—	32	—	—	32	—	32
Issuance of common stock:
Stock option and director plans	—	—	21	325	—	—	346	—	346
Restricted Stock awards, net	—	—	13	429	—	—	442	—	442
Net tax benefit related to stock option plans	—	—	—	97	—	—	97	—	97
Purchase of common shares by ESOP	—	—	—	(3,244)	—	—	(3,244)	—	(3,244)
Allocation of ESOP shares, net	—	—	—	(99)	—	—	(99)	—	(99)
Preferred stock dividends	—	—	—	—	(95)	—	(95)	—	(95)
Balance, March 31, 2015, as restated	$4,471	$37,935	$18,610	$236,847	$137,615	$(19,474)	$416,004	$2	$416,006

Balance, December 31, 2015(1)	$—	$37,935	$19,078	$242,979	$102,142	$(21,385)	$380,749	$2	$380,751
Net income	—	—	—	—	22,791	—	22,791	—	22,791
Other comprehensive income	—	—	—	—	—	(1,624)	(1,624)	—	(1,624)
Share-based compensation	—	—	—	151	—	—	151	—	151
Restricted stock awards compensation	—	—	—	234	—	—	234	—	234
ESOP compensation expense	—	—	—	81	—	—	81	—	81
Issuance of common stock:
Stock option and director plans	—	—	38	456	—	—	494	—	494
Warrants	—	—	10	90	—	—	100	—	100
Restricted stock awards, net	—	—	(1)	(30)	—	—	(31)	—	(31)
Net tax benefit related to stock option plans	—	—	—	149	—	—	149	—	149
Allocation of ESOP shares	—	—	—	2	—	—	2	—	2
Preferred stock dividends	—	—	—	—	(95)	—	(95)	—	(95)
Balance, March 31, 2016	$—	$37,935	$19,125	$244,112	$124,838	$(23,009)	$403,001	$2	$403,003

(1)	Balances as of December 31, 2014 and December 31, 2015 are audited.
See accompanying notes.

FIRST NBC BANK HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2016	2015
		(Restated)
Operating activities
Net income	$22,791	$9,952
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred tax benefit	(40,711)	(15,764)
Impairment of tax credit investments	14,715	13,348
Accretion (amortization) of fair value adjustments related to acquisition	65	(42)
Net discount accretion	274	38
Loss on sale of investment securities	—	50
Gain on assets sold	(583)	(43)
Write-down of foreclosed assets	43	58
Proceeds from sale of mortgage loans held for sale	12,863	8,301
Mortgage loans originated and held for sale	(13,256)	(10,665)
Gain on sale of loans	(3)	(15)
Return on tax credit investment	(346)	—
Derivative gains on terminated interest rate hedges, net	200	266
Provision for loan losses	14,748	3,000
Depreciation and amortization	1,657	1,162
Share-based and other compensation expense	468	(221)
Increase in cash surrender value of bank-owned life insurance	(342)	(352)
Changes in operating assets and liabilities:
Change in other assets	(6,861)	(4,049)
Change in accrued interest receivable	37	(251)
Change in accrued interest payable	(528)	550
Change in other liabilities	(6,699)	(2,122)
Net cash (used in) provided by operating activities	(1,468)	3,201

Investing activities
Proceeds from maturities, prepayments, and calls of available for sale investment securities	38,061	3,023
Proceeds from maturities, prepayments, and calls of held to maturity securities	1,016	1,986
Net change in investments in short-term receivables	25,604	491
Reimbursement of investment in tax credit entities	10,143	—
Purchases of investments in tax credit entities	(26,705)	(16,576)
Loans originated, net of repayments	(167,937)	(96,191)
Proceeds from sale of bank premises and equipment	11,529	—
Cash received in acquisition, net	—	31,517
Purchases of bank premises and equipment	(5,938)	(778)
Proceeds from disposition of real estate owned	627	917
Net change in investment real estate properties	1,986	(1,335)
Net cash used in investing activities	(111,614)	(76,946)
Financing activities
Net increase in deposits	111,297	173,030
Net change in repurchase agreements	7,181	(6,127)
Proceeds from borrowings	19,116	60,000
Proceeds from ESOP loan	—	3,392
Repayment of borrowings	(3,020)	—
Purchase of common stock by ESOP	—	(3,311)
Proceeds from issuance of common stock	563	788
Dividends paid	(95)	(95)
Net cash provided by financing activities	135,042	227,677
Net change in cash and cash equivalents	21,960	153,932
Cash and cash equivalents at beginning of period	349,054	50,888
Cash and cash equivalents at end of period	$371,014	$204,820
See accompanying notes.

FIRST NBC BANK HOLDING COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of First NBC Bank Holding Company (Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Company’s audited financial statements, including the notes thereto, which were filed with the Securities and Exchange Commission as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and the Bank, and First NBC Bank’s wholly owned subsidiaries, which include First NBC Community Development, LLC (FNBC CDC), First NBC Community Development Fund, LLC (FNBC CDE) (collectively referred to as the Bank) and any variable interest entities of which the Company is the primary beneficiary. Substantially all of the variable interest entities (VIE) for which the Company is the primary beneficiary relate to tax credit investments. FNBC CDC is a Community Development Corporation formed to construct, purchase, and renovate affordable residential real estate properties in the New Orleans area. FNBC CDE is a Community Development Entity (CDE) formed to apply for and receive allocations of Federal New Markets Tax Credits (NMTC).
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
The Company has the risk of credit recapture if the project fails during the compliance period for Federal Low-Income Housing and Federal Historic Rehabilitation transactions. For Federal NMTC transactions, the risk of credit recapture exists if investment requirements are not maintained during the compliance period. The risk of recapture for Federal NMTC transactions when the project is funded by FNBC CDE is described in Note 6. Such events, although rare, are accounted for when they occur and no such events have occurred to date involving FNBC CDE.
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
Reclassifications
Some amounts previously reported have been adjusted to reflect certain reclassification adjustments to conform to the current period presentation. These include reclassifications of amounts previously reported in occupancy and equipment expenses to rental property expenses. The Company has presented rental property expenses, previously presented as a component of other noninterest expense in its consolidated statements of income, and rental property income, previously presented as a component of other noninterest income in its consolidated statements of income, as separate components on its consolidated statements of income.
Restatement
The Company's consolidated financial statements for periods ended prior to December 31, 2015, including unaudited quarterly financial information were restated in the Annual Report on Form 10-K for the year ended December 31, 2015 (the "Restatement") filed with the Securities and Exchange Commission ("SEC") on August 25, 2016. The restated unaudited quarterly financial information was presented in Note 33 in the Annual Report on Form 10-K for the year ended December 31, 2015, which included the applicable restatement adjustments for each individual quarterly period from March 31, 2014 through September 30, 2015, the last date through which financial statements have previously been issued. The Restatement corrected the use of an inappropriate amortization method in accounting for the Company's various investments in tax credit partnerships, as opposed to proper application of the equity method of accounting, consolidation of certain investments in Federal Low-Income Housing Tax Credit entities because such entities were determined to be variable interest entities in which the Company was the primary beneficiary, various other adjustments and income tax effects related to the these adjustments. All applicable amounts relating to this Restatement have been reflected in the consolidated financial statements and disclosed in the notes to the consolidated financial statements in this Form 10-Q.
Recent Accounting Pronouncements
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
ASU No. 2016-05
In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, which clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require de-designation of that hedging relationship. The amendments apply to all reporting entities for which there is a change in the counterparty to a derivative instrument that has been designated as a hedging instrument. The amendments are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The amendments may be applied on either a prospective basis or a modified retrospective basis. The adoption of this guidance is not expected to have a material impact on the Company's financial condition or results of operations.
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
ASU No. 2016-13
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU, more commonly referred to as Current Expected Credit Losses, or CECL, requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.
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
ASU No. 2016-15
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 320): Clarification of Certain Cash Receipts and Cash Payments, to address eight specific cash flow issues with the objective of reducing diversity in practice. The issues identified within the ASU include: debt prepayments or extinguishment costs; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle.
Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. Early application for public entities is permitted. The Company is currently evaluating the impact of the ASU on the Company’s financial condition or results of operations.
2. Acquisitions
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
Acquisition of State Investors Bancorp, Inc.
On November 30, 2015, the Company acquired State Investors Bancorp, Inc. (SIBC), the parent company for State-Investors Bank, which conducted business from four full service banking offices in the New Orleans metropolitan area. Under the terms of the agreement, each share of SIBC common stock was converted into cash in the amount of $21.51 per share and each issued and outstanding option to purchase a share of SIBC common stock, including any unvested option, which became fully vested in connection with the completion of the merger, was canceled and converted into cash in an amount equal to the difference between $21.51 and the exercise price of the stock option. The Company acquired all of the outstanding common stock of the former SIBC shareholders and all outstanding stock options for a total consideration of $48.7 million, which resulted in goodwill of $8.6 million, as shown in the table below. With this acquisition, the Company expanded its presence in the New Orleans metropolitan area which enhances its ability to compete in that market. The Company projects cost savings will be recognized in future periods through the elimination of redundant operations.

(In thousands)
Total consideration paid	$48,744
Fair value of assets acquired, including identifiable intangible assets	254,080
Fair value of liabilities assumed	213,981
Goodwill	$8,645
The Company incurred merger and acquisition costs of $1.2 million during 2015 for the two acquisitions discussed above. The amount of revenue and earnings for the acquired entities for any reporting period prior to the acquisition was not material and therefore not presented herein.
The acquired assets and liabilities, as well as the adjustments to record the assets and liabilities at their estimated fair values, are presented in the following tables:
First National Bank of Crestview

(In thousands)	As Acquired	Fair Value Adjustments		As recorded by First NBC Bank
Assets
Cash and due from banks	$1,511	$—		$1,511
Short-term investments	19,971	—		19,971
Investment securities-available for sale	9,559	—		9,559
Loans	27,647	(1,203)	(1)	26,444
Bank premises	3,120	—		3,120
Core deposit intangible	—	188	(2)	188
Other assets	455	(160)		295
Total Assets	$62,263	$(1,175)		$61,088

Liabilities
Deposits:
Non-interest bearing	$22,680	$—		$22,680
Interest bearing	49,584	16	(3)	49,600
Total deposits	72,264	16		72,280
Other liabilities	34	—		34
Total Liabilities	$72,298	$16		$72,314

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

State Investors Bancorp, Inc.

(In thousands)	As Acquired	Fair Value Adjustments		As recorded by First NBC Bank
Assets
Cash and due from banks	$20,031	$—		$20,031
Short-term investments	12,338	—		12,338
Investment securities-available for sale	27,388	(193)	(1)	27,195
Loans	182,249	(2,830)	(2)	179,419
Bank premises and equipment	7,708	592	(3)	8,300
Deferred tax asset	1,004	1,416	(4)	2,420
Core deposit intangible	—	468	(5)	468
Other assets	3,909	—		3,909
Total Assets	$254,627	$(547)		$254,080

Liabilities
Deposits:
Noninterest-bearing	$11,416	$—		$11,416
Interest-bearing	141,235	1,245	(6)	142,480
Total deposits	152,651	1,245		153,896
Borrowings	55,913	868	(7)	56,781
Other liabilities	3,304	—		3,304
Total Liabilities	$211,868	$2,113		$213,981
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

3. Earnings Per Share
The following sets forth the computation of basic net income per common share and diluted net income per common share:

	For the Three Months Ended March 31,
(In thousands, except per share data)	2016	2015
		(Restated)
Basic: Income available to common shareholders	$22,696	$9,667
Weighted-average common shares outstanding	19,047	18,586
Basic earnings per share	$1.19	$0.52
Diluted: Income available to common shareholders	$22,696	$9,667
Weighted-average common shares outstanding	19,047	18,586
Effect of dilutive securities:
Stock options outstanding	313	384
Restricted shares outstanding	—	—
Warrants	82	119
Weighted-average common shares outstanding – assuming dilution	19,442	19,089
Diluted earnings per share	$1.17	$0.51
The effect from 18 thousand shares of restricted stock grants were not included in the computation of diluted earnings per share for the three months ended March 31, 2016 because such amounts would have had an antidilutive effect on earnings per share.
4. Investment Securities
The amortized cost and market values of investment securities, with gross unrealized gains and losses, as of March 31, 2016 and December 31, 2015, were as follows:

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Market Value
(In thousands)			Less Than One Year	Greater Than One Year
Available for sale:
U.S. government agency securities	$143,836	$1,981	$—	$(20)	$145,797
U.S. Treasury securities	13,015	1	—	—	13,016
Municipal securities	12,099	145	—	(102)	12,142
Mortgage-backed securities	73,599	659	(84)	(85)	74,089
Corporate bonds	8,062	—	(195)	—	7,867
Other equity securities	17	—	—	—	17
	$250,628	$2,786	$(279)	$(207)	$252,928
Held to maturity:
Municipal securities	$38,154	$2,346	$—	$—	$40,500
Mortgage-backed securities	42,910	2,073	(81)	(82)	44,820
	$81,064	$4,419	$(81)	$(82)	$85,320

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Market Value
(In thousands)			Less Than One Year	Greater Than One Year
Available for sale:
U.S. government agency securities	$151,369	$552	$(1,591)	$(655)	$149,675
U.S. Treasury securities	13,015	—	—	(312)	12,703
Municipal securities	12,115	76	—	(91)	12,100
Mortgage-backed securities	78,227	367	(934)	(149)	77,511
Corporate bonds	8,103	—	(280)	—	7,823
Other equity securities	20	—	—	—	20
Other debt securities	25,994	1	(1)	—	25,994
	$288,843	$996	$(2,806)	$(1,207)	$285,826
Held to maturity:
Municipal securities	$38,950	$1,888	$—	$(18)	$40,820
Mortgage-backed securities	43,124	674	(196)	(1,622)	41,980
	$82,074	$2,562	$(196)	$(1,640)	$82,800
During 2013, the Company transferred securities with a fair value of $95.4 million from available for sale to held to maturity. Management determined it had both the positive intent and ability to hold these securities until maturity. The reclassified securities consisted of municipal and mortgage-backed securities and were transferred due to movements in interest rates. The securities were reclassified at fair value at the time of transfer and represented a non-cash transaction. Accumulated other comprehensive income (loss) included pre-tax unrealized losses of $5.9 million on these securities at the date of transfer. As of March 31, 2016, $4.4 million of pre-tax unrealized losses on these securities were included in accumulated other comprehensive income. These unrealized losses and offsetting other comprehensive income components are being amortized into net interest income over the remaining life of the related securities as a yield adjustment, resulting in no impact on future net income.
As of March 31, 2016 and December 31, 2015, the Company had 108 and 205 securities, respectively, that were in a loss position. The unrealized losses for each of the 108 securities relate to market interest rate changes. The Company has considered the current market for the securities in a loss position, as well as the severity and duration of the impairments, and expects that the value will recover. As of March 31, 2016, management does not intend to sell these investments until the fair value exceeds amortized cost and it is more likely than not that the Company will not be required to sell debt securities before the anticipated recovery of the amortized cost basis of the security; thus, the impairment is determined not to be other-than-temporary.

The amortized cost and estimated market values by contractual maturity of investment securities as of March 31, 2016 and December 31, 2015 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2016			December 31, 2015
(In thousands)	Weighted Average Yield	Amortized Cost	Estimated Market Value	Weighted Average Yield	Amortized Cost	Estimated Market Value
Available for sale:
Due in one year or less	1.86%	$88,509	$88,950	1.19%	$36,599	$36,558
Due after one year through five years	1.93	87,074	88,050	1.71	134,275	133,485
Due after five years through ten years	2.49	66,818	67,713	1.88	105,950	104,184
Due after ten years	2.96	8,227	8,215	2.29	12,019	11,599
Total securities	2.09%	$250,628	$252,928	1.77%	$288,843	$285,826
Held to maturity:
Due in one year or less	3.82%	$4,626	$4,761	4.90%	$3,190	$3,068
Due after one year through five years	3.81	31,931	33,608	3.68	36,673	38,371
Due after five years through ten years	3.04	18,661	19,606	3.25	14,416	14,968
Due after ten years	3.43	25,846	27,345	3.44	27,795	26,393
Total securities	3.51%	$81,064	$85,320	3.57%	$82,074	$82,800
Securities with estimated market values of $249.7 million and $233.2 million at March 31, 2016 and December 31, 2015, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and long-term borrowings.
5. Loans
Major classifications of loans at March 31, 2016 and December 31, 2015 were as follows:

(In thousands)	March 31, 2016	December 31, 2015
Commercial real estate loans:
Construction	$524,528	$522,269
Mortgage(1)	1,542,903	1,423,545
	2,067,431	1,945,814
Consumer real estate loans:
Construction	6	9
Mortgage	245,983	264,422
	245,989	264,431
Commercial and industrial loans	1,272,942	1,221,283
Loans to individuals, excluding real estate	21,591	21,688
Other loans	23,172	5,377
	3,631,125	3,458,593
Less allowance for loan losses	(84,189)	(78,478)
Loans, net	$3,546,936	$3,380,115

(1)	Included in commercial real estate loans, mortgage, are owner-occupied real estate loans of $506.7 million at March 31, 2016 and $449.1 million at December 31, 2015.

Changes in the allowance for loan losses are summarized as follows:

	Three Months Ended March 31, 2016
(In thousands)	Construction	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$5,027	$18,016	$3,500	$51,736	$199	$78,478
Charge-offs	—	(196)	—	(8,859)	(2)	(9,057)
Recoveries	—	4	—	12	4	20
Provision	1,679	3,291	1,793	7,857	128	14,748
Balance, end of period	$6,706	$21,115	$5,293	$50,746	$329	$84,189

	Three Months Ended March 31, 2015
(In thousands)	Construction	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$4,030	$14,965	$3,316	$19,814	$211	$42,336
Charge-offs	(2)	(29)	—	(150)	(26)	(207)
Recoveries	—	—	—	61	5	66
Provision	705	1,814	—	480	1	3,000
Balance, end of period	$4,733	$16,750	$3,316	$20,205	$191	$45,195

The allowance for loan losses and outstanding loan balances according to the Company's impairment method are summarized as follows:

	March 31, 2016
(In thousands)	Construction	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$526	$2,966	$2,722	$33,470	$75	$39,759
Collectively evaluated for impairment	6,180	18,149	2,571	17,276	254	44,430
Total	$6,706	$21,115	$5,293	$50,746	$329	$84,189

Outstanding loan balances:
Individually evaluated for impairment	$12,276	$30,197	$5,342	$117,968	$327	$166,110
Collectively evaluated for impairment	512,258	1,512,706	240,641	1,178,146	21,264	3,465,015
Total	$524,534	$1,542,903	$245,983	$1,296,114	$21,591	$3,631,125

	December 31, 2015
(In thousands)	Construction	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$508	$5,674	$322	$40,176	$13	$46,693
Collectively evaluated for impairment	4,519	12,342	3,178	11,560	186	31,785
Total	$5,027	$18,016	$3,500	$51,736	$199	$78,478

Outstanding loan balances:
Individually evaluated for impairment	$2,630	$30,007	$4,318	$119,652	$144	$156,751
Collectively evaluated for impairment	519,648	1,393,538	260,104	1,107,008	21,544	3,301,842
Total	$522,278	$1,423,545	$264,422	$1,226,660	$21,688	$3,458,593
Credit quality indicators on the Company’s loan portfolio, including loans acquired with deteriorated credit quality, as of the dates indicated were as follows:

	March 31, 2016
(In thousands)	Pass and Pass/Watch	Special Mention	Substandard	Doubtful	Total
Construction	$432,309	$—	$92,225	$—	$524,534
Commercial real estate	1,446,136	12,129	84,638	—	1,542,903
Consumer real estate	235,308	453	10,222	—	245,983
Commercial and industrial	1,109,043	7,581	160,166	19,324	1,296,114
Consumer	21,201	9	381	—	21,591
Total loans	$3,243,997	$20,172	$347,632	$19,324	$3,631,125

	December 31, 2015
(In thousands)	Pass and Pass/Watch	Special Mention	Substandard	Doubtful	Total
Construction	$444,713	$—	$77,565	$—	$522,278
Commercial real estate	1,325,513	15,230	82,802	—	1,423,545
Consumer real estate	252,707	175	11,540	—	264,422
Commercial and industrial	1,038,567	7,377	161,391	19,325	1,226,660
Consumer	21,364	13	311	—	21,688
Total loans	$3,082,864	$22,795	$333,609	$19,325	$3,458,593
The table above as of March 31, 2016 included $3.1 million of substandard loans which are loans acquired with deteriorated credit quality and accounted for under ASC 310-30. As of December 31, 2015, included in the above table were $3.2 million of substandard loans which are loans acquired with deteriorated credit quality and accounted for under ASC 310-30.
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

•	Doubtful loans have specific weaknesses that are severe enough to make collection or liquidation in full highly questionable and improbable.
An aged analysis of past due loans, including loans acquired with deteriorated credit quality, as of the dates indicated is as follows:

	March 31, 2016
(In thousands)	Greater Than 30 and Fewer Than 90 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
Construction	$628	$10,524	$11,152	$513,382	$524,534
Commercial real estate	2,623	5,836	8,459	1,534,444	1,542,903
Consumer real estate	9,983	3,448	13,431	232,552	245,983
Total real estate loans	13,234	19,808	33,042	2,280,378	2,313,420
Other loans:
Commercial and industrial	2,965	6,720	9,685	1,286,429	1,296,114
Consumer	247	351	598	20,993	21,591
Total other loans	3,212	7,071	10,283	1,307,422	1,317,705
Total loans	$16,446	$26,879	$43,325	$3,587,800	$3,631,125

	December 31, 2015
(In thousands)	Greater Than 30 and Fewer Than 90 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
Construction	$430	$981	$1,411	$520,867	$522,278
Commercial real estate	979	5,943	6,922	1,416,623	1,423,545
Consumer real estate	5,628	2,517	8,145	256,277	264,422
Total real estate loans	7,037	9,441	16,478	2,193,767	2,210,245
Other loans:
Commercial and industrial	2,018	2,588	4,606	1,222,054	1,226,660
Consumer	385	190	575	21,113	21,688
Total other loans	2,403	2,778	5,181	1,243,167	1,248,348
Total loans	$9,440	$12,219	$21,659	$3,436,934	$3,458,593

The following is a summary of information pertaining to impaired loans excluding loans acquired with deteriorated credit quality, as of the periods indicated:

	March 31, 2016
(In thousands)	Recorded Investment	Contractual Balance	Related Allowance
With no related allowance recorded:
Construction	$10,107	$10,132	$—
Commercial real estate	6,002	6,750	—
Consumer real estate	3,117	3,278	—
Commercial and industrial	3,900	4,280	—
Consumer	20	20	—
Total	$23,146	$24,460	$—
With an allowance recorded:
Construction	$2,169	$2,183	$526
Commercial real estate	24,195	24,234	2,966
Consumer real estate	2,225	2,247	2,722
Commercial and industrial	114,068	114,118	33,470
Consumer	307	307	75
Total	$142,964	$143,089	$39,759
Total impaired loans:
Construction	$12,276	$12,315	$526
Commercial real estate	30,197	30,984	2,966
Consumer real estate	5,342	5,525	2,722
Commercial and industrial	117,968	118,398	33,470
Consumer	327	327	75
Total	$166,110	$167,549	$39,759

	December 31, 2015
(In thousands)	Recorded Investment	Contractual Balance	Related Allowance
With no related allowance recorded:
Construction	$902	$915	$—
Commercial real estate	12,090	12,424	—
Consumer real estate	2,802	2,938	—
Commercial and industrial	6,072	6,264	—
Consumer	130	130	—
Total	$21,996	$22,671	$—
With an allowance recorded:
Construction	$1,728	$1,755	$508
Commercial real estate	17,917	17,982	5,674
Consumer real estate	1,516	1,534	322
Commercial and industrial	113,580	113,862	40,176
Consumer	14	14	13
Total	$134,755	$135,147	$46,693
Total impaired loans:
Construction	$2,630	$2,670	$508
Commercial real estate	30,007	30,406	5,674
Consumer real estate	4,318	4,472	322
Commercial and industrial	119,652	120,126	40,176
Consumer	144	144	13
Total	$156,751	$157,818	$46,693

	For the Three Months Ended
	March 31, 2016		March 31, 2015
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction	$5,505	$—	$911	$—
Commercial real estate	9,046	—	4,923	—
Consumer real estate	2,960	1	2,119	3
Commercial and industrial	32,361	—	378	—
Consumer	71	—	128	—
Total	$49,943	$1	$8,459	$3
With an allowance recorded:
Construction	$1,948	$—	$—	$—
Commercial real estate	21,056	—	8,820	—
Consumer real estate	1,870	7	52	—
Commercial and industrial	86,449	—	15,290	4
Consumer	165	—	2	—
Total	$111,488	$7	$24,164	$4
Total impaired loans:
Construction	$7,453	$—	$911	$—
Commercial real estate	30,102	—	13,743	—
Consumer real estate	4,830	8	2,171	3
Commercial and industrial	118,810	—	15,668	4
Consumer	236	—	130	—
Total	$161,431	$8	$32,623	$7

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
As of March 31, 2016 and December 31, 2015, there were $0.1 million in cash secured tuition loans that were past due 90 days or more still accruing interest.
The following is a summary of information pertaining to nonaccrual loans as of the periods indicated:

(In thousands)	March 31, 2016	December 31, 2015
Nonaccrual loans:
Construction	$12,275	$2,633
Commercial real estate	28,553	27,937
Consumer real estate	5,342	4,538
Commercial and industrial	115,940	119,705
Consumer	371	125
Total	$162,481	$154,938
As of March 31, 2016 and December 31, 2015, the average recorded investment in nonaccrual loans was $155.8 million and $34.0 million, respectively. The amount of interest income that would have been recognized on nonaccrual loans based on contractual terms was $2.1 million and $1.8 million at March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired.

Information about the Company’s TDRs at March 31, 2016 and December 31, 2015 is presented in the following tables:

(In thousands)	Current	Greater Than 30 Days Past Due	Nonaccrual TDRs	Total TDRs
As of March 31, 2016
Real estate loans:
Construction	$—	$—	$43	$43
Commercial real estate	1,853	—	1,250	3,103
Consumer real estate	565	—	127	692
Total real estate loans	2,418	—	1,420	3,838
Other loans:
Commercial and industrial	467	—	106,384	106,851
Total loans	$2,885	$—	$107,804	$110,689

(In thousands)	Current	Greater Than 30 Days Past Due	Nonaccrual TDRs	Total TDRs
As of December 31, 2015
Real estate loans:
Construction	$1	$—	$366	$367
Commercial real estate	2,215	—	1,393	3,608
Consumer real estate	585	—	771	1,356
Total real estate loans	2,801	—	2,530	5,331
Other loans:
Commercial and industrial	482	—	109,727	110,209
Total loans	$3,283	$—	$112,257	$115,540
The following table provides information on how the TDRs were modified during the three months ended March 31, 2016 and March 31, 2015.

	March 31, 2016	March 31, 2015
Maturity and interest rate adjustment	$—	$—
Movement to, or extension of, interest rate-only payments	6,324	—
Other concessions	—	—
Total	$6,324	$—

A summary of information pertaining to modified terms of loans, as of the dates indicated, is as follows:

	As of March 31, 2016
(In thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled debt restructuring:
Construction	1	$43	$43
Commercial real estate	2	3,103	3,103
Consumer real estate	2	692	692
Commercial and industrial	21	106,851	106,851
	26	$110,689	$110,689

	As of December 31, 2015
(In thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled debt restructuring:
Construction	3	$367	$367
Commercial real estate	3	3,608	3,608
Consumer real estate	5	1,356	1,356
Commercial and industrial	30	110,209	110,209
	41	$115,540	$115,540
None of the performing TDRs defaulted subsequent to the restructuring through the date the financial statements were available to be issued.
As of March 31, 2016 the Company was committed to lend $0.4 million in additional funds to a customer whose loan was classified as impaired or as a TDR. As of December 31, 2015 the Company was not committed to lend any additional funds to any customer whose loans was classified as impaired or as a TDR.
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
The credit provided to the investor totals 39% of each QEI in a CDE and is claimed over a seven-year credit allowance period. In each of the first three years, the investor receives a credit equal to 5% of the total QEI allocated to each project. For each of the remaining four years, the investor receives a credit equal to 6% of the total QEI allocated to each project. The Company has received up to $46.0 million in tax credits over the seven-year credit allowance period, beginning with the period in which the QEI was made, for its total QEI of $118.0 million. Through March 31, 2016, FNBC CDE had invested in allocations of $118.0 million, of which $40.0 million was invested by the Company and $78.0 million was invested by other investors and leverage lenders, which include the Company. Of the $78.0 million invested by other investors and leverage lenders, $17.5 million was invested by the Company as the leverage lender. The Company's investment in its subsidiary CDE is eliminated upon consolidation. While the leverage lender's portion of the investment in the CDE is classified as a loan, the remaining investment in the CDE is accounted for as an equity method investment included in investment in tax credit entities in the accompanying consolidated balance sheets and evaluated at each reporting date for impairment. The impairment is evaluated based on the remaining tax credits available along with any applicable equity income or loss allocations. Impairment, if any, is recorded in the consolidated statement of income as a component of noninterest expense as well as any applicable equity income or loss allocations. The Federal NMTC claimed by the Company, with respect to each QEI, remain subject to recapture over each QEI’s credit allowance period upon the occurrence of any of the following:

•	CDE does not invest substantially all (defined as a minimum of 85%) of the QEI proceeds in qualified low-income community investments;

•	CDE ceases to be a CDE; or

•	CDE redeems its QEI investment prior to the end of the current credit allowance period.
At March 31, 2016 and December 31, 2015, none of the above recapture events had occurred, nor, in the opinion of management, are such events anticipated to occur in the foreseeable future. As of March 31, 2016, FNBC CDE had total assets of $131.9 million, consisting of cash of $6.9 million, loans of $112.3 million and other assets of $12.7 million, with liabilities of $0.5 million and capital of $131.4 million. Based on the structure of these transactions, the Company expects to recover its investment solely through use of the tax credits that were generated by the investments and any equity returns received through the limited partnership.
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
Federal Low-Income Housing Tax Credits
The Company is a limited partner in tax-advantaged limited partnerships whose purpose is to invest in approved Federal Low-Income Housing tax credit projects. The tax credits associated with these investments are typically received over a 10 to 15 year period subject to recapture. These investments are accounted for using the equity method of accounting and are included in investments in tax credit entities in the accompanying consolidated balance sheets. The limited partnerships are considered to be VIEs and are evaluated for consolidation based on the Company's determination if it is the primary beneficiary. The Company has determined that it is not the primary beneficiary with respect to the limited partnerships. Thus, the VIEs have not been consolidated except for three Federal Low-Income Housing investments which were consolidated (See Note 7 for further details.) The Company utilizes the effective yield method to evaluate impairment. Impairment, if any, is recorded in the consolidated statement of income as a component of noninterest expense as well as any applicable equity income or loss allocations. All of the Company’s investments in Federal Low-Income Housing partnerships are evaluated for impairment at the end of each reporting period. Based on the structure of these transactions, the Company expects to recover its remaining investments at March 31, 2016 through the use of the tax credits that were generated by the investments and any equity returns received through the limited partnerships.
Federal Historic Rehabilitation Tax Credits
The Company is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved Federal Historic Rehabilitation tax credit projects. The tax credits generated on these investments are received in the year that the project is placed in service and subject to recapture over a 5 year period. These investments are accounted for using the equity method of accounting and are included in investments in tax credit entities in the accompanying consolidated balance sheets. The limited partnerships are considered to be VIEs and are evaluated for consolidation based on the Company's determination if it is the primary beneficiary. The Company has determined that it is not the primary beneficiary with respect to any of the limited partnerships and, thus, the VIEs have not been consolidated. All of the Company’s investments in limited partnerships are evaluated for impairment at the end of each reporting period and the Company records impairment, if any, in its consolidated statement of income as a component of noninterest expense. Impairment is calculated based upon future cash flows to be received during the Company's ownership period and the residual amount expected to be received upon disposition of its ownership position. Based on the structure of these transactions, the Company expects to recover its remaining investments in Federal Historic Rehabilitation tax credits at March 31, 2016 through the future cash flows and equity ownership in the underlying projects.
State Historic Rehabilitation Tax Credits
In connection with the Company's investments in certain projects that generate Federal Historic Rehabilitation tax credits, it may also receive State Historic Rehabilitation tax credits. These credits are certified by the states from which they were generated and are earned at the time the project is placed in service. Because the Company cannot generally utilize state tax credits, it typically seeks to sell the state tax credits within 12 months of the date on which the credits are earned to generate additional noninterest income. The Company evaluates its investment for impairment at the end of each reporting period. Impairment, if any, is recorded in its consolidated statement of income as a component of noninterest expense.

State NMTC
Investments in Non-Bank Owned CDEs
The Company is a limited partner in several tax-advantaged limited partnerships that are CDEs, whose purpose is to invest in approved State NMTC projects that are not associated with FNBC CDE. Based on the structure of these transactions, the Company expects to recover its remaining investments in State NMTC at March 31, 2016 through the transfer of its ownership interest to third party investors. The Company evaluates its investment for impairment at the end of each reporting period. Impairment, if any, is recorded in its consolidated statement of income as a component of noninterest expense.
The tables below set forth the Company's investment in Federal and State NMTC, Federal Low-Income Housing, and Federal and State Historic Rehabilitation tax credits, along with the credits earned and expected to be generated through its participation in these programs as of March 31, 2016 and December 31, 2015:

	March 31, 2016
(In thousands)	Investment	Total Impairment(1)	Loans to Investment Funds(2)	Elimination(3)	Net Investment	Tax Benefits Recognized Through December 31, 2015	Tax Benefits Earned and Expected to be Recognized in 2016	Tax Benefits Earned and Expected to be Recognized in 2017, and Thereafter	Total Tax Benefits Earned and to be Recognized
NMTC:
Federal:
Bank Owned CDEs	$154,720	$(10,058)	$—	$(118,000)	$26,662	$23,070	$7,080	$15,870	$46,020
Non-Bank Owned CDEs	191,303	(25,818)	(141,200)	—	24,285	46,349	9,792	18,084	74,225
State	3,667	—	—	—	3,667	—	—	—	—
Total NMTC	349,690	(35,876)	(141,200)	(118,000)	54,614	69,419	16,872	33,954	120,245

Federal Low-Income Housing	30,175	(6,578)	—	—	23,597	17,153	5,051	33,921	56,125

Historic Rehabilitation:
Federal(4)	75,942	(63,591)	—	—	12,351	75,305	51,381	—	126,686
State	12,785	(4,363)	—	—	8,422	—	—	—	—
Total Historic Rehabilitation(5)	88,727	(67,954)	—	—	20,773	75,305	51,381	—	126,686
Total	$468,592	$(110,408)	$(141,200)	$(118,000)	$98,984	$161,877	$73,304	$67,875	$303,056
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
(3) Through March 31, 2016, FNBC CDE received allocations of Federal NMTC from the CDFI Fund of the U.S. Treasury totaling $118.0 million over a three year period beginning in 2011. These investments are eliminated upon consolidation by the Company.
(4) As of March 31, 2016, the Company had $2.6 million invested and $23.2 million in outstanding commitments in Federal Historic Rehabilitation tax credit projects which the Company expects to generate Federal Historic Rehabilitation tax credits in 2017 and thereafter when the projects are completed, receive the certificates of occupancy, and the property is placed into service. The amount of tax credits to be received will be determined when the costs are certified.
(5) The total accumulated impairment includes $1.9 million in additional accrued impairment in 2016 which is owed to the project based on the investment payment terms.

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
The impairment of tax credit investments for the three month periods ended March 31, 2016 and 2015 were as follows:

	For the Three Months Ended March 31,
(In thousands)	2016	2015
		(Restated)
Federal NMTC	$3,850	$3,703
Federal Low-Income Housing	599	923
Federal and State Historic Rehabilitation	10,266	8,722
Total impairment	$14,715	$13,348

The Company also made loans and leverage loans in the normal course of business to the tax credit related projects. These loans are subject to the Company's underwriting criteria and all loans were performing according to their contractual terms at March 31, 2016. These loans were classified in the Company's loan portfolio at March 31, 2016 and December 31, 2015 as follows:

(In thousands)	March 31, 2016	December 31, 2015
Construction	$60,318	$43,962
Commercial real estate	68,311	67,579
Commercial and industrial	157,868	117,389
Total loans	$286,497	$228,930
7. Variable Interest Entities
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
A subsidiary of the Bank, FNBC CDC, is the managing member of several tax-advantaged limited partnerships whose purpose are to invest in approved Federal Low-Income Housing tax credit projects. This limited partnership is considered to be a VIE, whereby the Company is considered the primary beneficiary and must consolidate the VIE. As such, no impairment charges have been recorded with respect to this investment. The initial recognition of this VIE relationship was accounted for using acquisition accounting. Under acquisition accounting, the assets and liabilities acquired are accounted for at fair value and intercompany balances are eliminated. As of March 31, 2016, the Company included in its consolidated financial statements the VIE's total assets of $73.7 million, consisting of real estate of $70.0 million and other assets of $3.8 million, with liabilities of $5.4 million and capital of ($21.8) million.
8. Borrowings
Short-term Borrowings
The following is a summary of short-term borrowings at March 31, 2016 and December 31, 2015:

(In thousands)	March 31, 2016	December 31, 2015
FHLB	$6,000	$8,000
Total short-term borrowings	$6,000	$8,000
The Company's short-term borrowings at March 31, 2016 and December 31, 2015 consisted of advances from the Federal Home Loan Bank of Dallas (FHLB). These advances mature between August 22, 2016 and November 28, 2016 and had a weighted average interest rate of 0.80% as of March 31, 2016. The Company paid off a $2.0 million short-term borrowing that matured on March 21, 2016.
Long-term Borrowings
As of March 31, 2016, the Company entered into a $19.1 million loan with the State of Louisiana Office of Community Development, which bears interest at 1% and is due on September 1, 2045. The loan is related to a Federal Low-Income Housing tax credit investment.
9. Derivative - Interest Rate Swap Agreements
Interest Rate Swaps. In March 2016, the Company entered into two delayed interest rate swaps with Counterparty C to manage exposure against the variability in the expected future cash flows attributed to changes in the benchmark interest rate on a portion of its variable-rate debt. The Company entered into these interest rate swap agreements to convert a portion of its forecasted variable-rate debt to a fixed rate, which is a cash flow hedge of a forecasted transaction. The notional amounts of each of the two derivative contracts is $55.0 million for a total notional amount of $110.0 million. The Company will receive payments from the counterparty at three-month LIBOR and make payments to the counterparty at fixed rates of 0.94% and 1.06%, respectively, on the $55.0 million notional amounts of each derivative contract. The cash flow payments on the derivatives began April 2016 and terminate October 2017 for the 0.94% interest rate swap and began April 2016 and terminate October 2018 for the 1.06% interest rate swap.

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
A summary of the Company's interest rate swaps as of March 31, 2016 is as follows:

(In thousands)	Notional Amount	Fixed Payment Rate	Term
Interest rate swaps:
Counterparty B:
Three-month LIBOR swap	$150,000	4.165%	December 2016 - September 2023
	150,000
Counterparty C:
Three-month LIBOR swap	55,000	2.652%	January 2018 - October 2023
Three-month LIBOR swap	55,000	2.753%	January 2019 - October 2024
Three-month LIBOR swap	55,000	2.793%	July 2019 - April 2025
Three-month LIBOR swap	55,000	0.940%	April 2016 - October 2017
Three-month LIBOR swap	55,000	1.060%	April 2016 - October 2018
	275,000

Total interest rate swaps	$425,000
Interest Rate-Prime Swaps. During 2015, the Company entered into six interest rate-prime swaps with Counterparty C to manage exposure against the variability in the expected future cash flows on the designated Prime, Prime plus 1%, Prime plus 1% floored at 5%, Prime plus 2%, Prime plus 2% actual/365, and Prime plus 2.25% pools of its floating rate loan portfolio. The Company entered into these interest rate-prime swap agreements to hedge the cash flows from these pools of its floating rate loan portfolio, which is expected to offset the variability in the expected future cash flows attributable to the fluctuations in the daily weighted average Wall Street Journal Prime index, which is a cash flow hedge of a forecasted transaction. The total notional amount of the contracts is $145.0 million as of March 31, 2016. The cash flow payments on the derivatives began March 2015 and terminate September 2022.
During 2015, the Company terminated two of its interest rate-prime swaps with Counterparty B, which the Company entered into in 2013, as internal forecasts for future interest rates changed since these transactions were initiated. The total notional amount of the derivative contracts was $70.0 million. The termination of the cash flow hedges resulted in a gain of $1.3 million which had been reflected in the Company’s operating cash flows and will be reclassified from accumulated other comprehensive income (loss) to net income as interest income as it is accreted over a multi-year period consistent with the original maturity dates of the hedges which began in September 2013 and terminate in September 2019.
During 2013, the Company entered into four interest rate swaps with Counterparty B to manage exposure against the variability in the expected future cash flows on the designated Prime, Prime plus 1%, Prime plus 1% floored at 5% and Prime plus 1% floored at 5.5% pools of its floating rate loan portfolio. The Company entered into the interest rate swap agreements to hedge the cash flows from these pools of its floating rate loan portfolio, which is expected to offset the variability in the expected future cash flows attributable to the fluctuations in the daily weighted average Wall Street Journal Prime index, which is a cash flow hedge of a forecasted transaction. The Company terminated the Prime and Prime plus 1% tranches during 2015 (see 2015 interest rate-prime swaps transaction with Counterparty B above). The total notional amount of the remaining prime hedges is $180.0 million as of March 31, 2016. The cash flow payments on the derivatives began September 2013 and terminate September 2019.
A summary of the Company's interest rate-prime swaps as of March 31, 2016 is as follows:

(In thousands)	Notional Amount	Fixed Rate	Term
Interest rate-prime swaps:
Counterparty B:
Prime plus 1% floored at 5%	$100,000	6.010%	September 2013 - September 2019
Prime plus 1% floored at 5.5%	80,000	6.260%	September 2013 - September 2019
	180,000
Counterparty C:
Prime	30,000	4.500%	December 2015 - September 2022
Prime plus 1%	40,000	5.490%	December 2015 - September 2022
Prime plus 1% floored at 5%	40,000	5.810%	March 2015 - March 2021
Prime plus 2%	15,000	6.560%	March 2015 - March 2021
Prime plus 2% actual/365	10,000	6.560%	March 2015 - March 2021
Prime plus 2.25%	10,000	6.810%	March 2015 - March 2021
	145,000

Total interest rate-prime swaps	$325,000

Information pertaining to outstanding derivative instruments is as follows:

		Derivative Assets Fair Value			Derivative Liabilities Fair Value
(In thousands)	Balance Sheet Location	March 31, 2016	December 31, 2015	Balance Sheet Location	March 31, 2016	December 31, 2015
Derivatives designated as hedging instruments under ASC Topic 815:
Interest rate swaps - Counterparty B	Other Assets	$—	$—	Other Liabilities	$27,717	$20,613
Interest rate-prime swaps - Counterparty B	Other Assets	5,088	3,815	Other Liabilities	—	—
Interest rate swaps - Counterparty C	Other Assets	—	—	Other Liabilities	9,637	3,037
Interest rate-prime swaps - Counterparty C	Other Assets	4,420	541	Other Liabilities	—	406
		$9,508	$4,356		$37,354	$24,056

The Company entered into master netting arrangements with both Counterparty B and Counterparty C whereby the delayed interest rate swaps and hedges would be settled net. Net fair values of the Counterparty B and Counterparty C delayed interest rate swaps and hedges as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
(In thousands)		Derivatives	Collateral	Net
Derivatives subject to master netting arrangements:
Derivative liabilities:
Counterparty B	$22,629	$—	$—	$22,629
Counterparty C	5,217	—	—	5,217
Net derivative liability	$27,846	$—	$—	$27,846

	December 31, 2015
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
(In thousands)		Derivatives	Collateral	Net
Derivatives subject to master netting arrangements:
Derivative liabilities:
Counterparty B	$16,798	$—	$—	$16,798
Counterparty C	2,902	—	—	2,902
Net derivative liability	$19,700	$—	$—	$19,700
Pursuant to the interest rate swap agreements described above with Counterparty B, the Company pledged collateral in the form of investment securities totaling $24.6 million (with a fair value at March 31, 2016 of $25.4 million), which has been presented gross in the Company’s balance sheet. Pursuant to the interest rate swap agreements described above with Counterparty C, the Company pledged collateral in the form of investment securities totaling $4.6 million (with a fair value at March 31, 2016 of $4.7 million), which has been presented gross in the Company’s balance sheet. There was no collateral posted from the counterparties to the Company as of March 31, 2016.
For the three month periods ended March 31, 2016 and 2015, the Company reclassified $0.3 million from accumulated other comprehensive income (loss) into interest expense as a result of the discontinuance of the cash flow hedge with Counterparty A.
For the three month period ended March 31, 2016, the Company reclassified $0.1 million from accumulated other comprehensive income (loss) into interest income as a result of the discontinuance of the cash flow hedges with Counterparty B. No amounts were reclassified into earnings for the three month period ended March 31, 2015.
As of March 31, 2016 and 2015, no amounts of gains or losses have been reclassified from accumulated comprehensive income (loss), nor have any amounts of gains or losses been recognized due to ineffectiveness of a portion of the derivatives. At March 31, 2016, no amount of the derivatives will mature within the next 12 months. The Company does not expect to reclassify any amount from accumulated other comprehensive income (loss) into interest income over the next 12 months for derivatives that will be settled.
At March 31, 2016 and 2015, and for the three months then ended, information pertaining to the effect of the hedging instruments on the consolidated financial statements is as follows:

	Amount of Gain (Loss) Recognized in OCI, net of taxes (Effective Portion)
(In thousands)	As of March 31,
Derivatives in ASC Topic 815 Cash Flow Hedging Relationships:	2016	2015
Interest rate swap with Counterparty A	$(4,303)	$(5,021)
Interest rate swap and prime swaps with Counterparty B	(13,961)	(9,339)
Interest rate swap and prime swaps with Counterparty C	(3,391)	(1,510)
Total	$(21,655)	$(15,870)

10. Income Taxes
The income tax benefit on the statement of income for the three months ended March 31, 2016 and 2015 was as follows:

(In thousands)	March 31, 2016	March 31, 2015
		(Restated)
Current tax expense	$841	$1,080
Deferred tax benefit	(40,711)	(15,764)
Total tax benefit	$(39,870)	$(14,684)
The amount of taxes in the accompanying consolidated statements of income is different from the expected amount using statutory federal income tax rates primarily due to the effect of various tax credits. As discussed in Note 6, the Company earns Federal NMTC, Federal Historic Rehabilitation, and Low-Income Housing tax credits, which reduce the Company’s federal income tax liability or create a carryforward as applicable. The Company uses the flow-through method to account for investment tax credits earned on eligible Federal tax credit investments. Under this method, the investment tax credits are recognized as a reduction of income tax expense. The Company is also required to reduce its tax basis of the investment in certain of the projects that generated the Federal NMTC or Federal Historic Rehabilitation tax credits by the amount of the credit generated in that year.
The Company recorded a valuation allowance of $1.6 million for the net deferred tax assets at March 31, 2016 and $1.5 million at December 31, 2015. In determining whether a valuation allowance related to deferred tax assets was necessary, the Company considered all available evidence including historical information supplemented by all currently available information about future years. The Company also considered events occurring subsequent to March 31, 2016 but before the financial statements were released that provided additional evidence (negative or positive) regarding the likelihood of realization of existing deferred tax assets.
The negative evidence cited included cumulative losses in recent years which included all "non-recurring" charges such as impairments or losses on certain assets that had not occurred previously. Certain of these items may not be indicative of future results, but they are part of total results, and therefore similar types of items may occur in future years.
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

11. Commitments and Contingencies
Litigation Matters
On May 5, 2016, a purported securities class action suit was commenced in the United States District Court for the Eastern District of Louisiana, naming as defendants the Company, its Chairman and Chief Executive Officer, and its Chief Financial Officer. The lawsuit alleges violations of the Securities Exchange Act of 1934 and Rule 10b-5 in connection with allegedly false and misleading statements made by the Company related to its tax credit accounting practices and exposure to the oil and gas industry. The plaintiff seeks, among other things, damages for purchasers of the Company's common stock between May 10, 2013 and April 8, 2016. A group of institutional investors and a pension fund have each moved for appointment as lead plaintiff of the putative class. Briefing on the lead plaintiff motions was completed on July 19, 2016, and the parties currently await a decision on these motions from the Court. The Company believes that it has meritorious defenses and intends to defend this lawsuit vigorously. This lawsuit and any other related lawsuits are subject to inherent uncertainties, and the ultimate outcome of such litigation is necessarily unknown. The Company is unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in such matters.
The SEC has commenced an investigation relating to the Company’s financial reporting. The Company is fully cooperating with the SEC. The Company cannot predict the duration or outcome of this investigation. Any action by the SEC or other government agency could result in civil or criminal sanctions against the Company and/or certain of its current or former officers, directors or employees.

The Company is party to various other litigation matters incidental to the conduct of its business. Based upon its evaluation of information currently available, the Company believes that the ultimate resolution of any such proceedings will not have a material adverse effect, either individually or in the aggregate, on its financial condition, results of operations or cash flows.
Off-Balance Sheet Arrangements
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These transactions include commitments to extend credit in the ordinary course of business to approved customers. Generally, loan commitments have been granted on a temporary basis for working capital or commercial real estate financing requirements or may be reflective of loans in various stages of funding. These commitments are recorded on the Company’s financial statements as they are funded. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Loan commitments include unused commitments for open-end lines secured by one to four family residential properties and commercial properties, commitments to fund loans secured by commercial real estate, construction loans, business lines of credit, and other unused commitments. Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company minimizes its exposure to loss under loan commitments and standby letters of credit by subjecting them to credit approval and monitoring procedures. The effect on the Company’s revenues, expenses, cash flows, and liquidity of the unused portions of these commitments cannot be reasonably predicted because there is no guarantee that the lines of credit will be used. The reserve for losses on unfunded commitments totaled $0.3 million at March 31, 2016 and December 31, 2015.
The following is a summary of the total notional amount of loan commitments and standby letters of credit outstanding at March 31, 2016 and December 31, 2015:

(In thousands)	March 31, 2016	December 31, 2015
Standby letters of credit	$125,680	$106,232
Unused loan commitments	740,734	715,759
Total	$866,414	$821,991
12. Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income (loss) by component are presented in the following table:

(In thousands)	Cash Flow Hedges(1)	Terminated Cash Flow Hedges(2)	Transfers of Available for Sale Securities to Held to Maturity	Available for Sale Securities	Total
Balance at January 1, 2016	$(12,806)	$(3,685)	$(2,926)	$(1,968)	$(21,385)
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain (loss)	(8,146)	—	—	5,321	(2,825)
Reclassification of net losses realized and included in earnings	—	201	—	—	201
Amortization of unrealized net gain	—	—	123	—	123
Income tax expense (benefit)	(2,851)	70	43	1,861	(877)
Balance at March 31, 2016	$(18,101)	$(3,554)	$(2,846)	$1,492	$(23,009)

(In thousands)	Cash Flow Hedges(1)	Terminated Cash Flow Hedge(2)	Transfers of Available for Sale Securities to Held to Maturity	Available for Sale Securities	Total
Balance at January 1, 2015	$(8,396)	$(5,194)	$(3,354)	$(2,793)	$(19,737)
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain (loss)	(3,773)	—	—	3,783	10
Reclassification of net losses realized and included in earnings	—	266	—	—	266
Amortization of unrealized net gain	—	—	128	—	128
Income tax expense (benefit)	(1,320)	93	45	1,323	141
Balance at March 31, 2015	$(10,849)	$(5,021)	$(3,271)	$(333)	$(19,474)
(1) Balances represent the net operating changes in all of the Company's cash flow hedge relationships as of the dates stated.
(2) Balances represent the net unrealized gains (loss) at termination of a certain cash flow hedge, interest rate swap cash flow hedge, and interest rate-prime swap cash flow hedge relationships. See Note 9 for further explanation on the terminated cash flow hedges.
13. Capital Requirements and Other Regulatory Matters
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, Tier 1 capital to average assets, and common equity Tier 1 capital to risk-weighted assets. Management believes, as of March 31, 2016 and December 31, 2015, that the Company and the Bank met all minimum capital adequacy requirements to which they were subject.

As of March 31, 2016, the Bank was classified as “adequately capitalized” for purposes of the FDIC's prompt corrective action requirements. To be categorized as "well capitalized", an institution must maintain minimum total risk-based, Tier 1 riskbased, Tier 1 leverage, and common equity Tier 1 capital ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed that categorization. Section 29 of the Federal Deposit Insurance Act limits the use of brokered deposits by institutions that are less than “well-capitalized” and allows the FDIC to place restrictions on interest rates that institutions may pay.
The following tables present the actual capital amounts and regulatory capital ratios for the Company and the Bank as of March 31, 2016 and December 31, 2015:

		March 31, 2016
	"Well Capitalized" Minimums	Actual
(In thousands)		Ratio	Amount
First NBC Bank Holding Company
Tier 1 leverage capital		5.79%	$275,252
Tier 1 risk-based capital		6.49%	275,252
Total risk-based capital		9.18%	389,443
Common equity tier 1 risk-based capital		6.49%	275,252
First NBC Bank
Tier 1 leverage capital	5.00%	7.28%	$337,475
Tier 1 risk-based capital	8.00%	7.96%	337,475
Total risk-based capital	10.00%	9.24%	391,666
Common equity tier 1 risk-based capital	6.50%	7.96%	337,475

		December 31, 2015
	"Well Capitalized" Minimums	Actual
(In thousands)		Ratio	Amount
First NBC Bank Holding Company
Tier 1 leverage capital		6.03%	$265,191
Tier 1 risk-based capital		6.33%	265,191
Total risk-based capital		9.04%	378,815
Common equity tier 1 risk-based capital		6.33%	265,191
First NBC Bank
Tier 1 leverage capital	5.00%	7.44%	$321,346
Tier 1 risk-based capital	8.00%	7.68%	321,346
Total risk-based capital	10.00%	8.96%	374,976
Common equity tier 1 risk-based capital	6.50%	7.68%	321,346
14. Fair Value of Financial Instruments
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

A description of the valuation methodologies used for instruments measured at fair value follows, as well as the classification of such instruments within the valuation hierarchy. Securities are classified within Level 1 when quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using pricing models or quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Examples include certain available for sale securities. The Company’s investment portfolio did not include Level 3 securities as of March 31, 2016 and December 31, 2015.
The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy, based on the inputs used to determine the fair value at the measurement date in the tables below:

		March 31, 2016
		Fair Value Measurement Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets ( Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities:
U.S. government agency securities	$145,797	$—	$145,797	$—
U.S. Treasury securities	13,016	—	13,016	—
Municipal securities	12,142	—	12,142	—
Mortgage-backed securities	74,089	—	74,089	—
Corporate bonds	7,867	—	7,867	—
Other equity securities	17	17	—	—
Total	$252,928	$17	$252,911	$—
Liabilities
Derivative instruments	$27,846	$—	$27,846	$—

		December 31, 2015
		Fair Value Measurement Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets ( Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities:
U.S. government agency securities	$149,675	$—	$149,675	$—
U.S. Treasury securities	12,703	—	12,703	—
Municipal securities	12,100	—	12,100	—
Mortgage-backed securities	77,511	—	77,511	—
Corporate bonds	7,823	—	7,823	—
Other equity securities	20	20	—	—
Other debt securities	25,994	—	25,994	—
Total	$285,826	$20	$285,806	$—
Liabilities
Derivative instruments	$19,700	$—	$19,700	$—

The Company has segregated all financial assets and liabilities that are measured at fair value on a nonrecurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below:

		March 31, 2016
		Fair Value Measurement Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets ( Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Loans	$142,964	$—	$—	$142,964
OREO	2,880	—	—	2,880
Investment in tax credit entities	6,233	—	—	6,233
	$152,077	$—	$—	$152,077

		December 31, 2015
		Fair Value Measurement Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets ( Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Loans	$80,006	$—	$—	$80,006
OREO	3,701	—	—	3,701
Investment in tax credit entities	1,425	—	—	1,425
	$85,132	$—	$—	$85,132
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
The Company did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis during the three months ended March 31, 2016 or the year ended December 31, 2015.
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
Long-Term Borrowings
The fair values of long-term borrowings are estimated using discounted cash flows analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company’s long-term debt would, therefore, be categorized within Level 2 of the fair value hierarchy.

Derivative Instruments
Fair values for interest rate swap agreements are based upon the amounts required to settle the contracts. The derivative instruments are classified within Level 2 of the fair value hierarchy.

The estimated fair values of the Company’s financial instruments were as follows as of the dates indicated:

	Fair Value Measurements at March 31, 2016
(In thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$371,014	$371,014	$371,014	$—	$—
Investment securities available for sale	252,928	252,928	17	252,911	—
Investment securities held to maturity	81,064	84,412	—	84,412	—
Loans and loans held for sale	3,634,115	3,600,524	—	—	3,600,524
Financial Liabilities:
Deposits, noninterest-bearing	381,536	381,536	—	381,536	—
Deposits, interest-bearing	3,573,772	3,540,281	—	—	3,540,281
Repurchase agreements	86,432	86,432	—	86,432	—
Short-term borrowings	6,000	6,002	—	6,002	—
Long-term borrowings	357,138	361,870	—	361,870	—
Derivative instruments	27,846	27,846	—	27,846	—

	Fair Value Measurements at December 31, 2015
(In thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$349,054	$349,054	$349,054	$—	$—
Investment in short-term receivables	25,604	25,604	25,604	—	—
Investment securities available for sale	285,826	285,826	20	285,806	—
Investment securities held to maturity	82,074	82,800	—	82,800	—
Loans and loans held for sale	3,466,268	3,444,920	—	—	3,444,920
Financial Liabilities:
Deposits, noninterest-bearing	368,421	368,421	—	368,421	—
Deposits, interest-bearing	3,475,421	3,403,261	—	—	3,403,261
Repurchase agreements	79,251	79,251	—	79,251	—
Short-term borrowings	8,000	7,994	—	7,994	—
Long-term borrowings	339,042	341,033	—	341,033	—
Derivative instruments	19,700	19,700	—	19,700	—

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of First NBC Bank Holding Company (“Company”) and its wholly owned subsidiary, First NBC Bank, as of March 31, 2016 and December 31, 2015 and for the three month periods ended March 31, 2016 and March 31, 2015. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements, the accompanying footnotes and supplemental data included herein.
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
Forward-looking statements are not historical facts and may be affected by numerous factors, many of which are uncertain and beyond the Company’s control. Factors that may cause actual results to differ materially from these forward-looking statements are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and other filings with the Securities and Exchange Commission (“SEC”). The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.
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
RESULTS OF OPERATIONS AND BALANCE SHEET POSITION
During the first quarter of 2016, the Company’s income available to common shareholders totaled $22.7 million, an increase of $13.0 million compared to the first quarter of 2015. Diluted earnings per share for the first quarter of 2016 were $1.17, an increase of $0.66 compared to the first quarter of 2015.
Key components of the Company’s performance during the first three months of 2016 are summarized below.

•	Interest income increased $7.2 million, or 18.9%, in the first quarter of 2016 compared to the first quarter of 2015. The increase was driven primarily by higher volume on loans.

•
Interest expense increased $3.1 million, or 27.3%, in the first quarter of 2016 compared to the first quarter of 2015. The increase was primarily due to higher average balances of interest-bearing deposits and the $200.0 million in FHLB advances the Company entered into during the fourth quarter of 2015. The Company’s cost of funds decreased 5 basis points compared to the first quarter of 2015.

•	The Company’s ratio of allowance for loan losses to total loans was 2.32%, compared to 2.27% at December 31, 2015 and 1.61% at March 31, 2015.

•	Net charge-offs for the first quarter of 2016 were $9.0 million, compared to net charge-offs of $0.1 million for the first quarter of 2015.

•
Noninterest income for the first quarter of 2016 increased $1.4 million, or 40.9%, compared to the first quarter of 2015 due primarily to an increase of $1.1 million in other noninterest income related to income from its SBIC investments.

•
Noninterest expense for the first quarter of 2016 increased $6.1 million, or 19.0%, compared to the first quarter of 2015. The increase in noninterest expense in the first quarter of 2016 compared to the first quarter of 2015 resulted primarily from increases in professional fees of $1.4 million, impairment of tax credit entities of $1.4 million and $0.7 million in salaries and employee benefits.

•	Total assets at March 31, 2016 were $4.9 billion, an increase of $159.0 million, or 3.4%, from December 31, 2015.

•
Total loans at March 31, 2016 were $3.6 billion, an increase of $172.5 million, or 5.0%, from December 31, 2015. The increase in loans was primarily due to an increase of $119.4 million, or 8.4%, in commercial real estate loans from December 31, 2015.

•
The Company's deferred tax asset increased $41.7 million, or 20.3%, from December 31, 2015. The increase was due primarily to the increase in income tax benefit and an increase in Federal Historic Rehabilitation tax credits.

•
Total deposits increased $111.5 million, or 2.9%, from December 31, 2015. The increase was due primarily to increases in NOW deposits of $30.5 million, or 4.1%, money market deposits of $45.6 million, or 3.6%, and certificates of deposits of $21.9 million, or 1.6%, from December 31, 2015.

Shareholders’ equity increased $22.3 million, or 5.8%, to $403.0 million from December 31, 2015. The increase was primarily attributable to the positive earnings for the first quarter of 2016.
NON-GAAP FINANCIAL MEASURES
This discussion and analysis contains financial information determined by methods other than in accordance with U.S. generally accepted accounting principles, or GAAP. The Company’s management uses these non-GAAP financial measures in its analysis of the Company’s performance.
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
In measuring the Company’s financial performance, in addition to financial measures that are prepared in accordance with GAAP, management utilizes non-GAAP performance measures that adjust noninterest income and expense to reflect the effect of the federal income taxes generated from the Company's investment in tax credit entities to derive an adjusted efficiency ratio. The non-GAAP measures of adjusted income before income taxes and adjusted income before income taxes and adjusted efficiency ratio are reconciled to the corresponding measures determined in accordance with GAAP in “Table 1- Reconciliations of Non-GAAP Financial Measures.” Management believes that the non-GAAP financial measures facilitate an investor’s understanding and analysis of the Company’s underlying financial performance and trends, in addition to the corresponding financial information prepared and reported in accordance with GAAP.
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

TABLE 1-RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES

	For the Three Months Ended
(In thousands, except per share data)	March 31, 2016	March 31, 2015
		(Restated)
Income before income taxes:
Income before income taxes (GAAP)	$(17,079)	$(4,732)
Income adjustment before income taxes related to the impact of tax credit related activities (Non-GAAP)
Tax equivalent income associated with investment in federal tax credit programs(1)	52,276	19,912
Adjusted income before income taxes (Non-GAAP)	35,197	15,180
Income tax expense-adjusted (Non-GAAP)(2)	(12,406)	(5,228)
Net income (GAAP)	$22,791	$9,952

Adjusted Efficiency Ratio:
Noninterest expense (GAAP)	$38,020	$31,952
Adjustments:
Impairment of investment in tax credit entities(3)	(14,715)	(13,348)
Other direct expenses(4)	(641)	(677)
Adjusted noninterest expense (Non-GAAP)	22,664	17,927
Net interest income (GAAP)	30,966	26,868
Noninterest income (GAAP)	4,723	3,352
Adjustments:
State tax credits earned	—	(519)
Community Development Entity fees earned	(35)	(123)
Adjusted noninterest income (Non-GAAP)	4,688	2,710
Adjusted total revenue (Non-GAAP)	$35,654	$29,578
Adjusted efficiency ratio (Non-GAAP)	63.57%	60.61%

(1)	Tax equivalent income associated with investment in federal tax credit programs represents the gross amount of tax benefit from federal tax credits.

(2)	Income tax expense-adjusted represents the expense amount to reconcile adjusted income (loss) before income taxes to net income (loss) per GAAP.

(3)	Impairment of investment in tax credit entities represents impairment recorded during the current periods, as evaluated by the Company at the end of each reporting period.

(4)	Other direct expenses represent fees and expenses incurred as a result of the Company's investment in federal tax credit programs.

	As of
(In thousands, except per share data)	March 31, 2016	December 31, 2015
Tangible equity and asset calculations:
Total shareholders' equity (GAAP)	$403,003	$380,751
Adjustments:
Preferred equity	(37,935)	(37,935)
Goodwill	(14,645)	(14,645)
Other intangibles	(3,497)	(3,606)
Tangible common equity	$346,926	$324,565

Total assets (GAAP)	$4,864,784	$4,705,825
Adjustments:
Goodwill	(14,645)	(14,645)
Other intangibles	(3,497)	(3,606)
Tangible assets	$4,846,642	$4,687,574

Total common shares	19,125	19,078
Book value per common share	$23.06	$17.97
Effect of adjustment	4.92	0.96
Tangible book value per common share	$18.14	$17.01
Total equity to assets	8.28%	8.09%
Effect of adjustment	1.12%	1.17%
Tangible common equity to tangible assets	7.16%	6.92%
RESULTS OF OPERATIONS
Income available to common shareholders was $22.7 million and $9.7 million for the three months ended March 31, 2016 and 2015, respectively. Earnings per share on a diluted basis were $1.17 and $0.51 for the first quarters of 2016 and 2015, respectively. For the three months ended March 31, 2016, net interest income increased $4.1 million, or 15.3%, over the same period of 2015, as interest income increased $7.2 million, or 18.9%, and interest expense increased $3.1 million, or 27.3%. The increase in interest income of $7.2 million, compared to the same period of 2015, was due primarily to an increase in average interest-earning assets of $790.0 million, which increased interest income due to volume of $8.5 million. Net interest income was also impacted by an increase in interest expense of $3.1 million during the first quarter of 2016 compared to the first quarter of 2015. The increase was attributable to an increase in average interest-bearing liabilities of $914.5 million, which increased interest expense due to volume of $4.1 million. Interest expense due to volume was impacted by the $200.0 million in FHLB advances entered into during the fourth quarter of 2015 which had a $0.5 million impact on interest expense. The increase in interest income and expense due to volume was attributable primarily to the loans and deposits acquired from SIBC in the fourth quarter of 2015.
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
The Company’s net interest spread, which is the difference between the average yield earned on average earning assets and the average rates paid on average interest-bearing liabilities, was 2.86% and 3.01% during the three months ended March 31, 2016 and 2015, respectively, a decrease of 15 basis points. The Company’s net interest margin was 2.94% for the first quarter of 2016, compared to 3.17% for the first quarter of 2015, a decrease of 23 basis points.
Net interest income increased $4.1 million to $31.0 million, or 15.3%, for the three months ended March 31, 2016, from $26.9 million for the same period in 2015. The primary driver of the increase in net interest income was an increase of $7.2 million, or 18.9%, increase in interest income over the same period of 2015, which was offset by an increase of $3.1 million, or 27.3%, in interest expense during the first quarter of 2016. The increase in interest income was due primarily to the significant growth in average interest-earning assets during the first quarter of 2016 to $4.2 billion from $3.4 billion during the first quarter of

2015, which was partially offset by a decrease in the earning asset yield of 20 basis points to 4.33% from 4.53% over the same period in 2015.
The decrease in the earning asset yield for the quarter ended March 31, 2016 compared to the same quarter of 2015 was due primarily to a 20 basis points impact from the discontinuance of its investment in short-term receivables offset by an increase of 26 basis points from the excess liquidity in interest-bearing cash and cash equivalents. The increase in average interest-bearing cash and cash equivalents is from the excess liquidity which, in prior periods, would have primarily been invested in the higher yield investment in short-term receivables. The excess liquidity which has not been deployed in higher yielding earning assets will be a drag on the Company's earning asset yield until fully deployed. The Company's yield on its average interest-bearing cash and cash equivalents increased 13 basis points for the first quarter of 2016 compared to the first quarter of 2015. Also impacting the earning asset yield was a decrease of 19 basis points in the loan yield compared to the first quarter of 2015. This was due primarily to the increase in average loans of $798.2 million compared to 2015, which impacted the yield due to an decrease due to rate of $1.6 million compared to 2015. The loan yield was further impacted by the increase in nonperforming loans which negatively impacted interest income on loans. The Company continues to utilize Prime hedges as a way to mitigate the fixed and variable rate loan shift in its portfolio to a more evenly balance portfolio of fixed and variable rate loans. The Company has a total notional value on all its Prime cash flow hedges of $325.0 million. The Prime hedges have a 5 basis point impact on the loan yield. The increase in interest expense was due primarily to an increase in average interest-bearing deposits for the quarter ended March 31, 2016 to $3.5 billion, as compared to $2.9 billion for the same period in 2015, while the Company's cost of deposits decreased 3 basis points. The decrease in the cost of deposits was due to the Company's tiered pricing strategy on all of its deposit products (including certificates of deposit) and the decrease in average certificates of deposits as these higher yield deposits matured customers moved these funds to lower yield deposit products, primarily money market deposit accounts which had a positive impact on the cost of deposits. The Company's cost of funds decreased 5 basis points compared to the same period in 2015. The increase in the cost of funds was due primarily to a 13 basis point increase in the cost of borrowings due to the issuance of the subordinated debentures in February 2015 and the $200.0 million FHLB advance entered into in December 2015. The net interest margin excluding the impact of the subordinated debentures and long-term borrowing would have been 3.07%.

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
TABLE 2-AVERAGE BALANCES, NET INTEREST INCOME AND INTEREST YIELDS/RATE

	For the Three Months Ended March 31,
	2016			2015
(In thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
				(Restated)
Assets:
Interest-earning assets:
Interest-bearing cash	$328,624	$307	0.37%	$108,658	$64	0.24%
Federal funds sold	3,546	3	0.37%	517	—	0.06%
Total interest-bearing cash and cash equivalents	332,170	310	0.37%	109,175	64	0.24%
Investment in short-term receivables	4,759	41	3.42%	233,688	1,690	2.93%
Investment securities	342,920	1,912	2.24%	345,129	2,104	2.47%
Loans (including fee income)	3,546,741	43,326	4.90%	2,748,581	34,494	5.09%
Total interest-earning assets	4,226,590	45,589	4.33%	3,436,573	38,352	4.53%
Less: Allowance for loan losses	(80,525)			(43,298)
Noninterest-earning assets	640,871			529,535
Total assets	$4,786,936			$3,922,810
Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Savings deposits	$79,542	$140	0.71%	$53,356	$82	0.62%
Money market accounts	1,308,766	3,959	1.21%	1,092,946	3,288	1.22%
NOW accounts	767,496	2,069	1.08%	529,576	1,308	1.00%
Certificates of deposit	1,168,481	5,169	1.77%	976,274	4,351	1.81%
CDARS®	222,411	1,217	2.19%	219,554	1,215	2.24%
Total interest-bearing deposits	3,546,696	12,554	1.42%	2,871,706	10,244	1.45%
Fed funds purchased and repurchase agreements	86,199	308	1.43%	121,845	427	1.42%
Borrowings	345,662	1,761	2.04%	70,505	813	4.68%
Total interest-bearing liabilities	3,978,557	14,623	1.47%	3,064,056	11,484	1.52%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	361,457			399,457
Other liabilities	52,333			45,196
Total liabilities	4,392,347			3,508,709
Shareholders’ equity	394,589			414,101
Total liabilities and equity	$4,786,936			$3,922,810
Net interest income		$30,966			$26,868
Net interest spread(1)			2.86%			3.01%
Net interest margin(2)			2.94%			3.17%

(1)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

(2)	Net interest margin is net interest income divided by average interest-earning assets.

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
TABLE 3-SUMMARY OF CHANGES IN NET INTEREST INCOME

	For the Three Months Ended March 31,
	2016/2015 Change Attributable To
(In thousands)	Volume	Rate	Days	Total
Interest-earning assets:
Loans (including fee income)	$9,986	$(1,642)	$488	$8,832
Interest bearing cash	156	85	2	243
Federal funds sold	2	1	—	3
Investment in short-term receivables	(1,657)	7	1	(1,649)
Investment securities	(12)	(201)	21	(192)
Total increase (decrease) in interest income	$8,475	$(1,750)	$512	$7,237
Interest-bearing liabilities:
Savings deposits	$42	$15	$1	$58
Money market accounts	650	(22)	43	671
NOW accounts	598	142	21	761
Certificates of deposit	873	(124)	71	820
Borrowed funds	1,959	(1,162)	32	829
Total increase (decrease) in interest expense	4,122	(1,151)	168	3,139
Increase (decrease) in net interest income	$4,353	$(599)	$344	$4,098

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
For the three months ended March 31, 2016, the provision for loan losses was $14.7 million an increase of $11.7 million compared to the first quarter of 2015 due primarily to the increase in its criticized loans. As of March 31, 2016, the ratio of allowance for loan losses to total loans was 2.32%, compared to 2.27% at December 31, 2015 and 1.61% at March 31, 2015.
Noninterest Income
For the three months ended March 31, 2016, noninterest income was $4.7 million compared to $3.4 million for the same period in 2015, an increase of $1.4 million, or 40.9%. The increase was driven by increases of $1.3 million related to other noninterest income and $0.5 million in gain on assets sold, net, and offset by a decrease of $0.5 million in sale of state tax credits earned.

The following table presents the components of noninterest income for the respective periods:
TABLE 4-NONINTEREST INCOME

	For the Three Months Ended
	March 31,		Percent Increase (Decrease)
(In thousands)	2016	2015
		(Restated)
Service charges on deposit accounts	$597	$559	6.8%
Investment securities gain (loss), net	—	(50)	(100.0)
Gain on assets sold, net	583	43	NM
Gain on sale of loans, net	3	15	(80.0)
Cash surrender value income on bank-owned life insurance	342	352	(2.8)
Sale of state tax credits earned	—	519	(100.0)
Community Development Entity fees earned	35	123	(71.5)
ATM fee income	571	501	14.0
Rental property income	897	870	3.1
Other	1,695	420	NM
Total noninterest income	$4,723	$3,352	40.9%
Service charges on deposit accounts. The Company earns fees from its customers for deposit-related services and these fees comprise a significant and predictable component of the Company’s noninterest income. The increase for the three month period of 2016 compared to 2015 was due primarily to an increase in NSF charges.
Gain (loss) on assets, sold, net. The increase in gain on assets, sold, net of $0.5 million compared to the first quarter of 2015 is due primarily to the gain of $0.6 million on the sale of a branch acquired from SIBC in the fourth quarter of 2015.
Gain on sale of loans. The Company has historically been an active participant in Small Business Administration and USDA loan programs as a preferred lender and typically sells the guaranteed portion of the loans it originates. The Company believes these government guaranteed loan programs are an important part of its service to the businesses in its communities and expects to continue expanding its efforts and income related to these programs. The decrease in gain on sale of loans, net for the three month period of 2016 compared to 2015 is due primarily to a decrease in volume of SBA/USDA loans in the current period compared to the same period in 2015.
Cash surrender value income on bank-owned life insurance. The income earned from bank-owned life insurance decreased slightly in the first quarter of 2016 when compared to the first quarter of 2015 due to a decline in rates.
Sale of state tax credits earned. As part of the Company’s investment in projects that generate federal income tax credits, the Company may receive state tax credits along with federal credits. Although the Company cannot utilize most of the state tax credits to offset its own tax liability, the Company earns income from the sale of state tax credits. The balance decreased $0.5 million for the first quarter of 2016, compared to the first quarter of 2015 as the Company did not sell any state tax credits during the first quarter of 2016.
Community Development Entity fees earned. The Company earns management fees, through its subsidiary, First NBC Community Development Fund, LLC, related to the Fund’s Federal NMTC investments. The Company receives CDE fees on an annual basis for projects which are still within the compliance period. The decrease in management fees recognized in the current period compared to the same period of 2015 was due to the timing of when the Company received its annual fees in the first quarter of 2016 compared to the first quarter of 2015.
ATM fee income. This category includes income generated by automated teller machines, or ATMs. The income earned from ATMs increased for the three month period ended March 31, 2016, compared to the same period in 2015 due primarily to increased transaction volume.
Rental property income. The income earned from rental properties increased slightly for the three months ended March 31, 2016 compared to 2015. The rental property income is primarily due from the rental income recognized from the consolidation of several Low-Income Housing investment VIEs that owned Low-Income Housing units.

Other. This category includes a variety of other income producing activities, including income generated from trust services, credit cards and wire transfers. The Company experienced an increase of $1.3 million for the first quarter of 2016 compared to the first quarter of 2015 due primarily due to the income of $1.1 million earned from its SBIC investments.
Noninterest Expense
Noninterest expense consists primarily of salary and employee benefits, occupancy, impairment of tax credit entities, and other expenses related to the Company’s operation and expansion. Noninterest expense increased by $6.1 million, or 19.0%, in the first quarter of 2016, compared to the same period in 2015.
The following table presents the components of noninterest expense for the respective periods:
TABLE 5-NONINTEREST EXPENSE

	Three Months Ended
	March 31,		Percent Increase (Decrease)
(In thousands)	2016	2015
		(Restated)
Salaries and employee benefits	$7,630	$6,907	10.5%
Occupancy and equipment expenses	3,489	2,915	19.7
Professional fees	3,517	2,141	64.3
Taxes, licenses and FDIC assessments	1,737	1,239	40.2
Impairment of investment in tax credit entities	14,715	13,348	10.2
Write-down of foreclosed assets	43	58	(25.9)
Data processing	1,862	1,422	30.9
Advertising and marketing	939	1,018	(7.8)
Rental property expenses	1,516	965	57.1
Other	2,572	1,939	32.6
Total noninterest expense	$38,020	$31,952	19.0%
Salaries and employee benefits. These expenses increased $0.7 million, or 10.5%, during the first quarter of 2016 compared to the same period of 2015. The increase for the first quarter of 2016 compared to the same period of 2015 is primarily due to increase of $1.9 million in salaries expense offset by a decrease of $1.7 million in its bonus accrual. The Company had 577 full-time equivalent employees at March 31, 2016, compared to 509 employees as of March 31, 2015, an increase. The increase in headcount was due to the two acquisitions during the first and fourth quarters of 2015 and the continued growth of the Company.
Occupancy and equipment expenses. Occupancy and equipment expenses, consisting primarily of rent and depreciation, increased $0.6 million, or 19.7%, between the first quarter of 2016 and 2015. The level of the Company’s occupancy expenses is related to the number of branch offices that it maintains, which increased during 2015 with the acquisition of three branches in the Crestview acquisition during the first quarter of 2015 and the opening of two new branches in the Destin, Florida market during the first quarter of 2016.
Professional fees. Professional fees increased $1.4 million, or 64.3%, between the first quarter of 2016 and 2015. The increase for the three month period of 2016 compared to 2015 was due primarily to an increase in external audit fees of $1.6 million.
Taxes, licenses and FDIC assessments. The expenses related to taxes, licenses and FDIC insurance premiums and assessments for the first quarter of 2016 increased 40.2% from the same period of 2015. The increase over the comparable three month period was primarily attributable to increases in the FDIC assessment due to the growth in the Company’s deposits and increases in the bank shares tax expense.
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

The following table presents the impairment of investment in tax credit entities by type of credit for the respective periods:
TABLE 6-TAX CREDIT INVESTMENT IMPAIRMENT BY CREDIT TYPE

	For the Three Months Ended March 31,
(In thousands)	2016	2015
		(Restated)
Federal Low-Income Housing	$599	$923
Federal and State Historic Rehabilitation	10,266	8,722
Federal NMTC	3,850	3,703
Total impairment of investment in tax credit entities	$14,715	$13,348
The increase in the balance for the three month period of 2016 compared to the three month period of 2015 is due primarily to an increase in Federal Historic Rehabilitation projects for which impairment has been recorded.
Write-down of foreclosed assets. Write-downs of foreclosed assets decreased 25.9%, for the first quarter of 2016 compared to the same period of 2015.
Data processing. Data processing expenses increased $0.4 million for the first quarter of 2016 compared to the same period of 2015. The increase was a result of increased transaction volumes due to the Company's acquisitions in the first and fourth quarters of 2015 compared to the same period of the prior year.
Advertising and marketing. Advertising and marketing expenses decreased $0.1 million over the three month periods ended March 31, 2016 and 2015. The decrease was due primarily to decreases in sponsorships and contributions in the markets it operates.
Rental property expenses. Rental property expenses increased during the first quarter of 2016 compared to the first quarter of 2015. The increase was a result of operating expenses related to the consolidation of a Low-Income Housing investment recognized from a Low-Income Housing investment Variable Interest Entity that owned Low-Income Housing units.
Other. These expenses include costs related to insurance, customer service, communications, supplies and other operations. The Company experienced an increase for the three month period of 2016 compared to the three month period of 2015 primarily to an increase in directors fees of $0.2 million compared to the prior year three month period.
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
The Company recognized an income tax benefit for the quarterly period ended March 31, 2016 of $39.9 million, compared to $14.7 million for the same quarterly period in 2015. The Company's income tax benefit was offset by $0.4 million of Federal NMTC basis reduction for the quarterly periods ended March 31, 2016 and 2015, and $0.9 million and $0.1 million in Federal Historic Rehabilitation basis reduction for the quarterly period ended March 31, 2016 and 2015, respectively. The increase in income tax benefit for the first quarter of 2016 was due primarily to the increase in Federal tax credit investment activity in 2016 compared to 2015 of $4.3 million and the increase in the impact from the interim estimated effective tax rate calculation of $19.7 million compared to the prior year three month period.
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

The amount of basis reduction recorded related to the Company's investment in tax credit entities for the three month periods ended March 31, 2016 and March 31, 2015 were as follows:
TABLE 7-TAX CREDIT BASIS REDUCTION

	For the Three Months Ended March 31,
(In thousands)	2016	2015
Federal NMTC	$394	$368
Federal Historic Rehabilitation	859	138
Total basis reduction	$1,253	$506
TABLE 8-FUTURE TAX CREDITS

(In thousands)	Federal New Markets	Federal Low-Income Housing	Federal Historic Rehabilitation(1)
2017	$14,852	$5,525	$27,828
2018	8,902	5,525	145
2019	5,100	5,525
2020	2,100	4,857
2010	1,800	4,028
2022 and thereafter	1,200	8,461	—
Total	$33,954	$33,921	$27,973
(1) The Federal Historic Rehabilitation balance in future periods includes $27.8 million in 2017 and $0.1 million in 2018 of tax credits the Company expects to generate from projects which an investment has been made as of March 31, 2016.
FINANCIAL CONDITION
Assets increased $159.0 million, or 3.4%, to $4.9 billion as of March 31, 2016 compared to $4.7 billion as of December 31, 2015 as the Company continued to experience growth in its market areas. Net loans increased $166.8 million, or 4.9%, to $3.5 billion as of March 31, 2016, compared to $3.4 billion as of December 31, 2015. The Company’s investment securities portfolio totaled $334.0 million compared to $367.9 million as of December 31, 2015, a decrease of 9.2%. Deposits increased $111.5 million, or 2.9%, to $4.0 billion as of March 31, 2016, compared to $3.8 billion as of December 31, 2015. Total shareholders’ equity increased $22.3 million, or 5.8%, to $403.0 million as of March 31, 2016, compared to $380.7 million as of December 31, 2015.
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
The following table sets forth the amount of loans, by category, as of the respective periods.
TABLE 9-TOTAL LOANS BY LOAN TYPE

	March 31, 2016		December 31, 2015
(In thousands)	Amount	Percent	Amount	Percent
Construction	$524,534	14.4%	$522,278	15.1%
Commercial real estate	1,542,903	42.5%	1,423,545	41.2%
Consumer real estate	245,983	6.8%	264,422	7.6%
Commercial and industrial	1,296,114	35.7%	1,226,660	35.6%
Consumer	21,591	0.6%	21,688	0.5%
Total loans	$3,631,125	100%	$3,458,593	100%
The Company’s primary focus has been on commercial real estate and commercial and industrial lending, which represented approximately 78% and 77% of the loan portfolio as of March 31, 2016 and December 31, 2015, respectively. Although management expects continued growth with respect to the loan portfolio, it does not expect any significant changes over the foreseeable future in the composition of the loan portfolio or in the emphasis on commercial real estate and commercial and industrial lending.
A significant portion, $506.7 million, or 32.8%, as of March 31, 2016, compared to $449.1 million, or 31.5%, as of December 31, 2015, of the commercial real estate exposure represented loans to commercial businesses secured by owner occupied real estate which, in effect, are commercial loans with the borrowers’ real estate providing a secondary source of repayment. The Company's commercial real estate portfolio increased $119.4 million, or 8.4%, compared to December 31, 2015. The increase in the commercial real estate portfolio has been due to an increase in loans related to commercial and multifamily real estate.
Commercial and industrial loans, which represent 35.7% of total loans in the portfolio, increased $69.5 million, or 5.7%, compared to December 31, 2015. The Company attributes its commercial and industrial loan growth to increases in all segments of the portfolio. The Company does have exposure to the oil and gas industry in its commercial and industrial loan portfolio. At March 31, 2016, the Company's direct oil and gas commercial and industrial loan portfolio was approximately $170.1 million, or 4.7% of its total loan portfolio, with an additional $11.7 million in outstanding loan commitments. Of this amount, the Company's exposure to exploration and production in its oil and gas portfolio was approximately $100.1 million with outstanding commitments of $3.4 million. The Company also had indirect oil and gas loan exposure in its portfolio of $69.5 million with outstanding commitments of $10.9 million. The Company has reserved $30.0 million, or 34.7% of its total allowance for loan losses for its one large exploration and production loan. Management believes that the specific reserve is adequate to cover any exposure related to this loan. The shallow-water well related to this loan began producing during the third quarter of 2016. The Company is actively monitoring both its direct and indirect oil and gas related loans.
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

The following table sets forth information regarding nonperforming assets as of the dates indicated:
TABLE 10-NONPERFORMING ASSETS

(In thousands)	March 31, 2016	December 31, 2015
Nonaccrual loans:
Construction	$12,275	$2,633
Commercial real estate	28,553	27,937
Consumer real estate	5,342	4,538
Commercial and industrial	115,940	119,705
Consumer	371	125
Total nonaccrual loans	162,481	154,938
Restructured loans	2,885	3,283
Total nonperforming loans	165,366	158,221
Other assets owned(1)	5,901	290
Other real estate owned	4,683	5,232
Total nonperforming assets	$175,950	$163,743
Accruing loans past due 90+ days(2)	$122	$141
Nonperforming loans to total loans	4.55%	4.57%
Nonperforming loans to total assets	3.40%	3.36%
Nonperforming assets to total assets	3.62%	3.48%
Nonperforming assets to loans, other real estate owned and other assets owned	4.83%	4.73%

(1)	Represents repossessed property other than real estate.

(2)	The amount represents cash secured tuition loans.
Approximately $2.1 million and $1.8 million of gross interest income would have been accrued if all loans on nonaccrual status had been current in accordance with their original terms at March 31, 2016 and December 31, 2015.
Total nonperforming assets increased $12.2 million, or 7.5%, as compared to December 31, 2015, and total nonperforming assets as a percentage of loans and other real estate owned increased by 10 basis points over the period. The increase resulted primarily from an increase in nonaccrual loans of $7.5 million offset by decreases in restructured loans of $0.4 million and other real estate owned of $0.5 million compared to December 31, 2015.
Potential problem loans are those loans that are not categorized as nonperforming loans, but where current information indicates that the borrower may not be able to comply with present loan repayment terms. These are generally referred to as its watch list loans. The Company monitors these loans closely and reviews their performance on a regular basis. At March 31, 2016, the Company had classified loans in its commercial and industrial loan portfolio of $19.3 million classified as doubtful, $160.2 million as substandard and $7.6 million as special mention. At December 31, 2015 the Company had classified loans in its commercial and industrial loan portfolio of $19.3 million classified as doubtful, $161.4 million as substandard and $7.4 million as special mention.
The Company monitors past due status as an indicator of credit deterioration and potential problem loans. A loan is considered past due when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. To the extent that loans become past due, management assesses the potential for loss on such loans as it would with other problem loans and considers the effect of any potential loss in determining its provision for probable loan losses. Management also assesses alternatives to maximize collection of any past due loans, including, without limitation, restructuring loan terms, requiring additional loan guarantee(s) or collateral or other planned action. Additional information regarding past due and potential problem loans as of March 31, 2016 is included in Note 5 to the Company’s financial statements included in this report.
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
The allowance for loan losses was $84.2 million, or 2.32%, of total loans, as of March 31, 2016, compared to $45.2 million, or 1.61% of total loans, as of March 31, 2015, an increase of 71 basis points over the period.
The following table provides an analysis of the allowance for loan losses and net charge-offs for the respective periods:
TABLE 11-SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

	For the Three Months Ended March 31,
(In thousands)	2016	2015
Balance, beginning of period	$78,478	$42,336
Charge-offs:
Construction	—	2
Commercial real estate	196	29
Consumer real estate	—	—
Commercial and industrial	8,859	150
Consumer	2	26
Total charge-offs	9,057	207
Recoveries:
Construction	—	—
Commercial real estate	4	—
Consumer real estate	—	—
Commercial and industrial	12	61
Consumer	4	5
Total recoveries	20	66
Net charge-offs	9,037	141
Provision for loan losses	14,748	3,000
Balance, end of period	$84,189	$45,195
Net charge-offs to average loans	0.26%	0.01%
Allowance for loan losses to total loans	2.32%	1.61%
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
The securities portfolio consists primarily of U.S. government agency obligations, mortgage-backed securities, and municipal securities, although the Company also holds corporate bonds. All of the securities have varying contractual maturities. However, these maturities do not necessarily represent the expected life of the securities as the securities may be called or paid down with or without penalty prior to their stated maturities, and the targeted duration for the investment portfolios is in the three to four year range. No investment in any of these securities exceeds any applicable limitation imposed by law or regulation. The Asset Liability Committee reviews the investment portfolio on an ongoing basis to ensure that the investments conform to the Company’s investment policy. All securities, except for the other equity securities, as of March 31, 2016 were classified as Level 2 assets, as their fair value was estimated using pricing models or quoted prices of securities with similar characteristics. The other equity securities as of March 31, 2016 were classified as Level 1 assets, as their fair value was estimated using quotes prices in active markets for identical assets.
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
The Company’s investment securities portfolio totaled $334.0 million at March 31, 2016, a decrease of $33.9 million, or 9.2%, from December 31, 2015. The decrease was due primarily to $26.0 million in other debt securities which matured during the first quarter of 2016 which were entered into during the third quarter of 2015 to invest a portion of the Company's excess liquidity in higher yield, short duration investments and $8.2 million in calls and prepayments of securities. As of March 31, 2016, investment securities having a carrying value of $249.7 million were pledged to secure public deposits, securities sold under agreements to repurchase and borrowings.
The following table presents a summary of the amortized cost and estimated fair value of the investment portfolio:
TABLE 12-CARRYING VALUE OF SECURITIES

	March 31, 2016			December 31, 2015
(In thousands)	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value
Available for sale:
U.S. government agency securities	$143,836	$1,961	$145,797	$151,369	$(1,694)	$149,675
U.S. Treasury securities	13,015	1	13,016	13,015	(312)	12,703
Municipal securities	12,099	43	12,142	12,115	(15)	12,100
Mortgage-backed securities	73,599	490	74,089	78,227	(716)	77,511
Corporate bonds	8,062	(195)	7,867	8,103	(280)	7,823
Other equity securities	17	—	17	20	—	20
Other debt securities	—	—	—	25,994	—	25,994
Total available for sale	$250,628	$2,300	$252,928	$288,843	$(3,017)	$285,826
Held to maturity:
Municipal securities	$38,154	$2,346	$40,500	$38,950	$1,870	$40,820
Mortgage-backed securities	42,910	1,910	44,820	43,124	(1,144)	41,980
Total held to maturity	$81,064	$4,256	$85,320	$82,074	$726	$82,800
As of March 31, 2016, all of the Company’s mortgage-backed securities were agency securities, and the Company did not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, sub-prime, Alt-A, or second lien elements in the investment portfolio.
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
Investments in Short-term Receivables
The Company had no amounts invested in short-term receivables at March 31, 2016, a decrease of $25.6 million, or 100.0%, compared to December 31, 2015. The Company utilized the investments in short-term trade receivables as a way to invest its excess liquidity in higher yielding short-term duration investments. These receivables are traded on an exchange and are covered by a repurchase agreement of the seller of the receivables, if not paid within a specified period of time. The Company made a strategic decision to discontinue investing in short-term trade receivables during the first quarter of 2016.
Interest-bearing Cash and Cash Equivalents
The Company's excess funds fluctuate daily depending on the funding needs of the Company and are currently invested overnight in interest-bearing deposit accounts at other financial institutions. The balance in interest-bearing deposits at other institutions and federal funds increased $22.0 million, to $371.0 million at March 31, 2016, from $349.1 million at December 31, 2015. The primary cause of the increase at March 31, 2016 was the existence of cash that had not been reinvested from the discontinuation of its investment in short-term receivables and calls and maturities from its investment securities portfolio. The Company’s cash activity is further discussed in the “Liquidity and Capital Resources” section below.
Investment in Real Estate Properties
The balance in investment in real estate properties totaled $78.0 million as of March 31, 2016, a decrease of $2.7 million compared to December 31, 2015. The decrease was due primarily to the depreciation recorded on the properties and the amortization of development costs.
Investment in Tax Credit Entities
The Company’s investment in tax credit entities totaled $99.0 million as of March 31, 2016, a decrease of $9.6 million, or 8.8%, compared to December 31, 2015. The decrease was due primarily to the current period impairment of $14.7 million offset by an increase in investment in tax credit entities of $3.2 million.
The Company has seen increasing demand in its markets for investment in tax credit projects. Currently, the investments are directed at tax credits issued under the Federal NMTC, Federal Historic Rehabilitation tax credit and Federal Low-Income Housing tax credit programs. The Company generates returns on tax credit-motivated projects through the receipt of federal and, if applicable, state tax credits. The Company expects to generate Federal Historic Rehabilitation Tax Credits of $27.8 million in 2017 from projects currently under construction. The Federal Low-Income Housing and Federal NMTC associated with the Company's investment in tax credit entities are recognized over the contract periods of the respective projects, which range from seven to 15 years.
The Company did not receive a Federal NMTC award allocation during the 2014 and 2015 award cycles. Notwithstanding, the lack of allocations during the last two award cycles this has not hindered the Company's ability to utilize Federal tax credit programs and make investments in tax credit projects as the Company invested in Federal NMTC projects and utilized Federal NMTC allocations of other CDEs as was common practices for the Company when it began its tax credit investment program. The Company has been able to increase its investment in Federal Historic Rehabilitation Tax Credit projects since 2014. Management believes that these investments present attractive after tax economic returns, furthers the Company’s Community Reinvestment Act responsibilities, and supports the communities in which the Company serves. The Company maintains a pipeline of tax credit eligible projects in which it may invest to generate federal tax credits and any applicable equity income or loss. The Company continues to evaluate its strategic initiatives with respect to its investment in tax credit entities and is considering syndication of federal tax credits generated from some of its investments in the future. As the federal tax credits are syndicated, the tax benefits earned from those investments in the future may be reduced but would generate syndication fee income for the Company. Table 8-Future Tax Credits provides information on tax credits the Company expects to generate in future years based on investments the Company has made as of March 31, 2016.

Deferred Tax Asset
The Company had a net deferred tax asset of $247.0 million as of March 31, 2016 due to its tax net operating losses, carryforwards related to unused tax credits, and the non-deductibility of the loan loss provision for tax purposes. The Company assesses the recoverability of its deferred tax asset quarterly, and the current and projected level of taxable income provides for the ultimate realization of the carrying value of these deferred tax assets. Net deferred tax assets as of March 31, 2016 increased $41.7 million, or 20.3%, from December 31, 2015, primarily as a result of $17.2 million in estimated tax credits generated during the first three months of 2016, current tax expense of $22.7 million and other tax related items of $1.8 million.
Deposits
Deposits are the Company’s primary source of funds to support earning assets. Total deposits were $4.0 billion at March 31, 2016, compared to $3.8 billion at December 31, 2015, an increase of $111.5 million, or 2.9%, as total interest-bearing deposits were up $98.4 million, or 2.8%. The increase in deposits was due primarily to the organic growth in the markets in which the Company operates. The growth in the Company's interest-bearing deposit products continues to be driven by the Company's tiered pricing strategy. The increase in noninterest-bearing demand deposits of $13.1 million, or 3.6%, was due primarily to an increase in activity from the Company's commercial customers.
The following table sets forth the composition of the Company’s deposits as of March 31, 2016 and December 31, 2015:
TABLE 13-DEPOSIT COMPOSITION BY PRODUCT

					Increase/(Decrease)
(In thousands)	March 31, 2016		December 31, 2015		Amount	Percent
Noninterest-bearing demand	$381,536	9.6%	$368,421	9.6%	$13,115	3.6%
NOW accounts	771,983	19.5%	741,469	19.3%	30,514	4.1%
Money market accounts	1,322,668	33.4%	1,277,078	33.2%	45,590	3.6%
Savings deposits	80,111	2.0%	79,779	2.1%	332	0.4%
Certificates of deposit	1,399,010	35.4%	1,377,095	35.8%	21,915	1.6%
Total deposits	$3,955,308	100.0%	$3,843,842	100.0%	$111,466	2.9%
Short-term Borrowings
Although deposits are the primary source of funds for lending, investment activities and general business purposes, as an alternative source of liquidity, the Company may obtain advances from the Federal Home Loan Bank of Dallas, sell investment securities subject to its obligation to repurchase them, purchase Federal funds, and engage in overnight borrowings from the Federal Home Loan Bank or its correspondent banks. The level of short-term borrowings can fluctuate on a daily basis depending on the funding needs and the source of funds to satisfy the needs. The Company had $6.0 million short-term borrowings outstanding at March 31, 2016, a decrease of $2.0 million compared to December 31, 2015.
The Company also enters into repurchase agreements to facilitate customer transactions that are accounted for as secured borrowings. These transactions typically involve the receipt of deposits from customers that the Company collateralizes with its investment portfolio and had a weighted average rate of 1.41% for the three months ended March 31, 2016.
The following table details the average and ending balances of repurchase transactions as of and for the three months ended March 31, 2016 and 2015:
TABLE 14-REPURCHASE TRANSACTIONS

(In thousands)	2016	2015
Average balance	$86,199	$121,845
Ending balance	86,432	111,864
Long-term Borrowings
The Company's long-term borrowings at March 31, 2016 consisted of $235.0 million in FHLB advances, $60.0 million in subordinated debentures, a $3.1 million loan related to the Company's sponsored Employee Stock Ownership Trust, $19.1 million in borrowings related to one of its Federal Low-Income Housing tax credit investments which is considered a VIE, and a $40.0 million borrowing which is in the legal form of a long-term repurchase agreement. The Company entered into a $200.0 million FHLB advance to fund loan growth during the fourth quarter of 2015. The Company issued the subordinated debentures during the first quarter of 2015 due to the favorable rate environment and the opportunity to inject additional capital into the First NBC Bank to fund growth. The loan related to the Company's sponsored Employee Stock Ownership Trust was entered into during the first quarter of 2015 to purchase 100,000 shares of Company stock. The $19.1 million loan is from the State of Louisiana Office of Community Development related to the Federal Low-Income Housing tax credit investment and bears interest at 1%. The $40.0 million borrowing was entered into in connection with the Company’s asset liability management as a hedge against rising interest rates.
Shareholders’ Equity
Shareholders’ equity provides a source of permanent funding, allows for future growth, and provides the Company with a cushion to withstand unforeseen adverse developments. Shareholders’ equity increased $22.3 million, or 5.8%, from $380.7 million as of December 31, 2015, primarily as a result of the Company’s retained earnings over the period.
Regulatory Capital
As of March 31, 2016, the Company and First NBC Bank were in compliance with all minimum regulatory capital requirements under Basel III, and First NBC Bank was classified as “adequately capitalized” for purposes of the FDIC’s prompt corrective action regulations.
The following table presents the actual capital amounts and regulatory capital ratios for the Company and First NBC Bank as of March 31, 2016:
TABLE 15-REGULATORY CAPITAL RATIOS

	“Well Capitalized” Minimums	March 31, 2016
(In thousands)		Actual	Amount
First NBC Bank Holding Company
Tier 1 leverage capital		5.79%	$275,252
Tier 1 risk-based capital		6.49%	275,252
Total risk-based capital		9.18%	389,443
Common equity tier 1 risk-based capital		6.49%	275,252
First NBC Bank
Tier 1 leverage capital	5.00%	7.28%	337,475
Tier 1 risk-based capital	8.00%	7.96%	337,475
Total risk-based capital	10.00%	9.24%	391,666
Common equity tier 1 risk-based capital	6.50%	7.96%	337,475
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
Investing activities are funded primarily by net deposit inflows, principal repayments on loans and securities, and borrowed funds. Gross loans increased to $3.6 billion as of March 31, 2016, from $3.5 billion as of December 31, 2015. At March 31, 2016, First NBC Bank had total commitments to make loans of approximately $866.4 million which include un-advanced lines of credit and loans of approximately $740.7 million. The Company anticipates that First NBC Bank will have sufficient funds available to meet its current loan originations and other commitments.
At March 31, 2016, total deposits were approximately $4.0 billion, of which approximately $1.4 billion were in certificates of deposits. Certificates of deposits scheduled to mature in one year or less as of March 31, 2016 totaled approximately $651.8 million.
In general, the Company monitors and manages liquidity on a regular basis by maintaining appropriate levels of liquid assets so that funds are available when needed. Excess liquidity is invested in overnight federal funds sold and other short-term investments. As a member of the Federal Home Loan Bank of Dallas, First NBC Bank had access to approximately $188.0 million of available lines of credit secured by a blanket lien of its real estate loans as of March 31, 2016. In addition, First NBC Bank maintained $85.0 million in lines of credit with its correspondent banks to support its liquidity.
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
The Company’s interest sensitivity profile was somewhat asset sensitive as of March 31, 2016, though its base net interest income would increase in the case of either an interest rate increase or decrease. Hedging instruments utilized by First NBC Bank, which consist primarily of interest rate swaps and options, protect the bank in a rising interest rate environment by providing long term funding costs at a fixed interest rate to allow the bank to continue to fund its projected loan growth. In addition, the bank utilizes interest rate floors in loan pricing to manage interest rate risk in a declining rate environment.

The following table sets forth the net interest income simulation analysis as of March 31, 2016:
TABLE 16-CHANGE IN NET INTEREST INCOME FROM INTEREST RATE CHANGES

Interest Rate Scenario	% Change in Net Interest Income
+300 basis points	5.3%
+200 basis points	6.7%
+100 basis points	3.2%
Base	—
The Company also manages exposure to interest rates by structuring its balance sheet in the ordinary course of business. An important measure of interest rate risk is the relationship of the repricing period of earning assets and interest-bearing liabilities. The more closely the repricing periods are correlated, the less interest rate risk it has. From time to time, the Company may use instruments such as leveraged derivatives, structured notes, interest rate swaps, caps, floors, financial options, financial futures contracts or forward delivery contracts to reduce interest rate risk. As of March 31, 2016, the Company had hedging instruments in the notional amount of $425.0 million with a fair value liability of $37.4 million.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Since December 31, 2015, there has been no material change in the quantitative or qualitative aspect of the Company’s market risk profile. Quantitative and qualitative disclosures about market risk are presented at December 31, 2015 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Additional information at March 31, 2016 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

In connection with the preparation and filing of this Quarterly Report on Form 10-Q, an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2016 because of the material weaknesses in the Company’s internal control over financial reporting described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. However, based on a number of factors, including the completion of the Audit Committee’s review of the underlying errors, efforts to remediate the material weaknesses in internal control over financial reporting described in the Company’s 2015 Annual Report, and the performance of additional procedures by management designed to ensure the reliability of the Company’s financial reporting, the Company believes that the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of the dates, and for the periods, presented, in conformity with U.S. generally accepted accounting principles (“GAAP”).

Additional Analyses and Procedures and Remediation Plan

The Company is taking specific steps to remediate the material weaknesses identified by management, as described in greater detail in its Annual Report on Form 10-K for the year ended December 31, 2015. The Company intends to complete the remediation process with respect to these material weaknesses as quickly as possible and is targeting the end of 2016 for complete implementation of the remedial measures. The Company will test the ongoing operating effectiveness of the new controls subsequent to their implementation and consider the material weaknesses remediated only after the applicable remedial controls have operated effectively for a sufficient period of time. Until these weaknesses are remediated, the Company plans to perform additional analyses and other procedures to ensure that its consolidated financial statements are prepared in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts underway, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
On May 5, 2016, a purported securities class action suit was commenced in the United States District Court for the Eastern District of Louisiana, naming as defendants the Company, its Chairman and Chief Executive Officer, and its Chief Financial Officer. The lawsuit alleges violations of the Securities Exchange Act of 1934 and Rule 10b-5 in connection with allegedly false and misleading statements made by the Company related to its tax credit accounting practices and exposure to the oil and gas industry. The plaintiff seeks, among other things, damages for purchasers of the Company's common stock between May 10, 2013 and April 8, 2016. A group of institutional investors and a pension fund have each moved for appointment as lead plaintiff of the putative class. Briefing on the lead plaintiff motions was completed on July 19, 2016, and the parties currently await a decision on these motions from the Court. The Company believes that it has meritorious defenses and intends to defend this lawsuit vigorously. This lawsuit and any other related lawsuits are subject to inherent uncertainties, and the ultimate outcome of such litigation is necessarily unknown. The Company is unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome in such matters.
The SEC has commenced an investigation relating to the Company’s financial reporting. The Company is fully cooperating with the SEC. The Company cannot predict the duration or outcome of this investigation. Any action by the SEC or other government agency could result in civil or criminal sanctions against the Company and/or certain of its current or former officers, directors or employees.
The Company is party to various other litigation matters incidental to the conduct of its business. Based upon its evaluation of information currently available, the Company believes that the ultimate resolution of any such proceedings will not have a material adverse effect, either individually or in the aggregate, on its financial condition, results of operations or cash flows.

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

First NBC Bank Holding Company

Date: September 30, 2016	By:	/s/ Ashton J. Ryan, Jr.
Ashton J. Ryan, Jr.
President and Chief Executive Officer

Date: September 30, 2016	By:	/s/ Albert J. Richard, III
Albert J. Richard, III
Senior Executive Vice President and Chief Financial Officer