Form 10-Q
period 2016-06-30
First NBC Bank Holding Co
filed 2016-10-20
CIK 1496631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
Commission file number:
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
As of October 14, 2016, the registrant had 19,230,911 shares of common stock, par value $1.00 per share, outstanding.

FIRST NBC BANK HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

(In thousands)	(Unaudited) June 30, 2016	December 31, 2015
Assets
Cash and due from banks:
Noninterest-bearing	$34,573	$50,270
Interest-bearing	108,023	293,109
Federal funds sold	3,415	5,675
Cash and cash equivalents	146,011	349,054
Investment in short-term receivables	—	25,604
Investment securities available for sale, at fair value	301,279	285,826
Investment securities held to maturity (fair value of $85,442 and $82,800, respectively)	79,598	82,074
Mortgage loans held for sale	3,198	2,597
Loans, net of allowance for loan losses of $76,964 and $78,478, respectively	3,703,021	3,380,115
Bank premises and equipment, net	60,054	67,155
Accrued interest receivable	14,404	14,003
Goodwill and other intangible assets	18,032	18,251
Investment in real estate properties	77,976	80,666
Investment in tax credit entities, net	92,880	108,586
Cash surrender value of bank-owned life insurance	49,371	48,691
Other real estate	7,709	5,232
Deferred tax asset	252,691	205,287
Other assets	45,193	32,684
Total assets	$4,851,417	$4,705,825
Liabilities and equity
Deposits:
Noninterest-bearing	$381,553	$368,421
Interest-bearing	3,550,471	3,475,421
Total deposits	3,932,024	3,843,842
Short-term borrowings	7,022	8,000
Repurchase agreements	85,757	79,251
Subordinated debentures	60,000	60,000
Long-term borrowings	295,130	279,042
Accrued interest payable	9,036	8,728
Other liabilities	57,332	46,211
Total liabilities	4,446,301	4,325,074
Shareholders’ equity:
Preferred stock:
Preferred stock Series D – no par value; 37,935 shares authorized, issued and outstanding at June 30, 2016 and December 31, 2015	37,935	37,935
Common stock- par value $1 per share; 100,000,000 shares authorized; 19,231,427 shares issued and outstanding at June 30, 2016 and 19,077,572 shares issued and outstanding at December 31, 2015	19,231	19,078
Additional paid-in capital	244,899	242,979
Accumulated earnings	128,220	102,142
Accumulated other comprehensive loss, net	(25,171)	(21,385)
Total shareholders’ equity	405,114	380,749
Noncontrolling interest	2	2
Total equity	405,116	380,751
Total liabilities and equity	$4,851,417	$4,705,825
See accompanying notes.

FIRST NBC BANK HOLDING COMPANY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
		(Restated)		(Restated)
Interest income:
Loans, including fees	$46,185	$35,947	$89,511	$70,441
Investment securities	1,992	2,215	3,904	4,318
Investment in short-term receivables	—	1,514	41	3,204
Short-term investments	269	94	579	158
	48,446	39,770	94,035	78,121
Interest expense:
Deposits	12,727	10,662	25,281	20,906
Borrowings and securities sold under repurchase agreements	2,241	1,740	4,310	2,980
	14,968	12,402	29,591	23,886
Net interest income	33,478	27,368	64,444	54,235
(Recovery of) provision for loan losses	(6,365)	5,600	8,383	8,600
Net interest income after provision for loan losses	39,843	21,768	56,061	45,635
Noninterest income:
Service charges on deposit accounts	477	585	1,074	1,144
Investment securities loss, net	—	—	—	(50)
Gain (loss) on assets sold, net	468	(32)	1,051	11
Gain on sale of loans, net	31	101	34	116
Cash surrender value income on bank-owned life insurance	338	353	680	705
Sale of state tax credits earned	—	668	—	1,187
Community Development Entity fees earned	149	133	184	256
ATM fee income	603	523	1,174	1,024
Rental property income	914	875	1,811	1,745
Other	638	412	2,333	832
	3,618	3,618	8,341	6,970
Noninterest expense:
Salaries and employee benefits	9,896	7,689	17,526	14,596
Occupancy and equipment expenses	3,844	2,996	7,333	5,910
Professional fees	3,914	1,701	7,431	3,842
Taxes, licenses and FDIC assessments	3,760	1,693	5,497	2,932
Impairment of investment in tax credit entities	14,716	11,661	29,431	25,008
Write-down of foreclosed assets	189	42	232	100
Data processing	1,848	1,581	3,710	3,003
Advertising and marketing	1,002	673	1,941	1,691
Rental property expenses	1,422	965	2,938	1,931
Other	2,963	2,276	5,535	4,215
	43,554	31,277	81,574	63,228
Income (loss) before income taxes	(93)	(5,891)	(17,172)	(10,623)
Income tax benefit	(4,050)	(18,596)	(43,920)	(33,280)
Net income attributable to Company	3,957	12,705	26,748	22,657
Less preferred stock dividends	(575)	(95)	(670)	(190)
Less earnings allocated to participating securities	—	(222)	—	(413)
Income available to common shareholders	$3,382	$12,388	$26,078	$22,054
Earnings per common share – basic	$0.18	$0.67	$1.37	$1.19
Earnings per common share – diluted	$0.18	$0.65	$1.34	$1.15
See accompanying notes.

FIRST NBC BANK HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
		(Restated)		(Restated)
Net income	$3,957	$12,705	$26,748	$22,657
Other comprehensive income (loss):
Fair value of derivative instruments designated as cash flow hedges:
Change in fair value of derivative instruments designated as cash flow hedges during the period, before tax	(5,480)	6,463	(13,626)	2,690
Less: reclassification adjustment for net losses included in net income from terminated cash flow hedges	193	273	394	539
Unrealized gains (losses) on cash flow hedges, before tax	(5,287)	6,736	(13,232)	3,229

Unrealized gains (losses) on investment securities:
Change in unrealized gains (losses) on investment securities arising during the period	1,781	(3,311)	7,102	472
Reclassification adjustment for losses included in net income	—	—	—	—
Amortization of unrealized net gain on securities transferred from available for sale to held to maturity	180	160	303	288
Unrealized gains (losses) on investment securities, before tax	1,961	(3,151)	7,405	760
Other comprehensive income (loss), before taxes	(3,326)	3,585	(5,827)	3,989
Income tax expense (benefit) related to items of other comprehensive income (loss)	(1,164)	1,256	(2,041)	1,397
Other comprehensive income (loss), net of tax	(2,162)	2,329	(3,786)	2,592
Total comprehensive income	$1,795	$15,034	$22,962	$25,249
Comprehensive income attributable to preferred shareholders	(575)	(95)	(670)	(190)
Comprehensive income attributable to participating securities	—	(222)	—	(413)
Comprehensive income available to common shareholders	$1,220	$14,717	$22,292	$24,646
See accompanying notes.

FIRST NBC BANK HOLDING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands)	Preferred Stock Series C	Preferred Stock Series D	Common Stock	Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2014, as restated(1)	$4,471	$37,935	$18,576	$239,528	$127,758	$(19,737)	$408,531	$2	$408,533
Net income	—	—	—	—	22,657	—	22,657	—	22,657
Other comprehensive income	—	—	—	—	—	2,592	2,592	—	2,592
Share-based compensation	—	—	—	298	—	—	298	—	298
Restricted stock awards compensation	—	—	—	(1,557)	—	—	(1,557)	—	(1,557)
ESOP compensation expense	—	—	—	130	—	—	130	—	130
Issuance of common stock:
Stock option and director plans	—	—	26	388	—	—	414	—	414
Restricted stock awards, net	—	—	55	1,763	—	—	1,818	—	1,818
Net tax benefit related to stock option plans	—	—	—	121	—	—	121	—	121
Purchase of common shares by ESOP	—	—	—	(3,244)	—	—	(3,244)	—	(3,244)
Allocation of ESOP shares, net	—	—	—	(96)	—	—	(96)	—	(96)
Preferred stock conversion	(4,471)	—	365	4,106	—	—	—	—	—
Preferred stock dividends	—	—	—	—	(190)	—	(190)	—	(190)
Balance, June 30, 2015, as restated	$—	$37,935	$19,022	$241,437	$150,225	$(17,145)	$431,474	$2	$431,476

Balance, December 31, 2015(1)	$—	$37,935	$19,078	$242,979	$102,142	$(21,385)	$380,749	$2	$380,751
Net income	—	—	—	—	26,748	—	26,748	—	26,748
Other comprehensive income	—	—	—	—	—	(3,786)	(3,786)	—	(3,786)
Share-based compensation	—	—	—	282	—	—	282	—	282
Restricted stock awards compensation	—	—	—	550	—	—	550	—	550
ESOP compensation expense	—	—	—	162	—	—	162	—	162
Issuance of common stock:
Stock option and director plans	—	—	63	93	—	—	156	—	156
Warrants	—	—	95	709	—	—	804	—	804
Restricted stock awards, net	—	—	(5)	(184)	—	—	(189)	—	(189)
Net tax benefit related to stock option plans	—	—	—	303	—	—	303	—	303
Allocation of ESOP shares	—	—	—	5	—	—	5	—	5
Preferred stock dividends	—	—	—	—	(670)	—	(670)	—	(670)
Balance, June 30, 2016	$—	$37,935	$19,231	$244,899	$128,220	$(25,171)	$405,114	$2	$405,116

(1)	Balances as of December 31, 2014 and December 31, 2015 are audited.
See accompanying notes.

FIRST NBC BANK HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
(In thousands)	2016	2015
		(Restated)
Operating activities
Net income	$26,748	$22,657
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	(45,054)	(35,191)
Impairment of tax credit investments	29,431	25,008
Accretion (amortization) of fair value adjustments related to acquisition	69	(85)
Net discount accretion	214	173
Loss on sale of investment securities	—	50
Gain on assets sold	(1,051)	(11)
Write-down of foreclosed assets	232	100
Proceeds from sale of mortgage loans held for sale	26,776	19,674
Mortgage loans originated and held for sale	(27,377)	(22,997)
Gain on sale of loans	(34)	(116)
Return on tax credit investment	(352)	—
Derivative gains on terminated interest rate hedge, net	658	539
Provision for loan losses	8,383	8,600
Depreciation and amortization	3,273	2,189
Share-based and other compensation expense	999	690
Increase in cash surrender value of bank-owned life insurance	(680)	(705)
Changes in operating assets and liabilities:
Change in other assets	(13,460)	(5,297)
Change in accrued interest receivable	(401)	(1,204)
Change in accrued interest payable	308	1,448
Change in other liabilities	(1,114)	(79)
Net cash provided by operating activities	7,568	15,443

Investing activities
Purchases of available for sale investment securities	(92,286)	—
Proceeds from maturities, prepayments, and calls of available for sale investment securities	83,600	11,770
Proceeds from maturities, prepayments, and calls of held to maturity securities	2,899	4,376
Net change in investments in short-term receivables	25,604	(13,440)
Reimbursement of investment in tax credit entities	13,810	—
Purchases of investments in tax credit entities	(41,410)	(27,200)
Loans originated, net of repayments	(320,899)	(186,720)
Proceeds from sale of bank premises and equipment	13,537	—
Cash received in acquisition, net	—	31,517
Purchases of bank premises and equipment	(7,107)	(2,727)
Proceeds from disposition of real estate owned	652	1,579
Net change in investment in real estate properties	1,366	(1,803)
Net cash used in investing activities	(320,234)	(182,648)
Financing activities
Net increase in deposits	87,905	204,215
Net change in repurchase agreements	6,506	(151)
Proceeds from borrowings	19,116	60,000
Proceeds from ESOP loan	—	3,392
Repayment of borrowings	(4,005)	—
Purchase of common stock by ESOP	—	(3,340)
Proceeds from issuance of common stock	771	414
Dividends paid	(670)	(190)
Net cash provided by financing activities	109,623	264,340
Net (decrease) increase in cash and cash equivalents	(203,043)	97,135
Cash and cash equivalents at beginning of period	349,054	50,888
Cash and cash equivalents at end of period	$146,011	$148,023
Supplemental Information for non-cash investing activities
Loans transferred to other real estate owned	$3,531	$642

See accompanying notes.

FIRST NBC BANK HOLDING COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of First NBC Bank Holding Company (Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month and six-month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Company’s audited financial statements, including the notes thereto, which were filed with the Securities and Exchange Commission as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
During the second quarter of 2016, the Company finalized the purchase price allocation related to the First National Bank of Crestview and State Investors Bancorp, Inc. acquisitions. There were no additional adjustments made to the purchase price allocations.
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
(2) The amount represents the estimated fair value of the core deposit intangible asset created in the acquisition. The core deposit intangible asset is being amortized over the estimated useful life of 12 years.
(3) The adjustment is necessary because the weighted-average interest rate of First National Bank of Crestview's deposits exceeded the cost of similar funding at the time of acquisition. The fair value adjustment is being amortized to reduce future interest expense over the expected life of the deposits, which is estimated at 49 months.

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
(5) The amount represents the estimated fair value of the core deposit intangible asset created in the acquisition. The core deposit intangible asset is being amortized over the estimated useful life of 12 years.
(6) The adjustment is necessary because the weighted-average interest rate of SIBC's deposits exceeded the cost of similar funding at the time of acquisition. The fair value adjustment is being amortized to reduce future interest expense over the life of the deposits.
(7) The adjustment represents the adjustment of the book value of SIBC's borrowings to their estimated fair value based on current interest rates and the credit characteristics inherent in the liability.

3. Earnings Per Share
The following sets forth the computation of basic net income per common share and diluted net income per common share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per share data)	2016	2015	2016	2015
		(Restated)		(Restated)
Basic: Income available to common shareholders	$3,382	$12,388	$26,078	$22,054
Weighted-average common shares outstanding	19,105	18,620	19,096	18,611
Basic earnings per share	$0.18	$0.67	$1.37	$1.19
Diluted: Income available to common shareholders	$3,382	$12,388	$26,078	$22,054
Weighted-average common shares outstanding	19,105	18,620	19,096	18,611
Effect of dilutive securities:
Stock options outstanding	154	418	233	401
Restricted shares outstanding	—	3	—	2
Warrants	74	124	78	121
Weighted-average common shares outstanding – assuming dilution	19,333	19,165	19,407	19,135
Diluted earnings per share	$0.18	$0.65	$1.34	$1.15
The effect from 51 thousand and 34 thousand shares of restricted stock grants were not included in the computation of diluted earnings per share for the three and six month periods ended June 30, 2016, respectively, because such amounts would have had an antidilutive effect on earnings per share.
4. Investment Securities
The amortized cost and market values of investment securities, with gross unrealized gains and losses, as of June 30, 2016 and December 31, 2015, were as follows:

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Market Value
(In thousands)			Less Than One Year	Greater Than One Year
Available for sale:
U.S. government agency securities	$146,702	$2,747	$—	$—	$149,449
U.S. Treasury securities	13,014	114	—	—	13,128
Municipal securities	11,969	158	—	—	12,127
Mortgage-backed securities	117,475	1,347	(274)	(41)	118,507
Corporate bonds	8,021	27	—	—	8,048
Other equity securities	20	—	—	—	20
	$297,201	$4,393	$(274)	$(41)	$301,279
Held to maturity:
Municipal securities	$38,162	$2,588	$—	$—	$40,750
Mortgage-backed securities	41,436	3,274	—	(18)	44,692
	$79,598	$5,862	$—	$(18)	$85,442

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Market Value
(In thousands)			Less Than One Year	Greater Than One Year
Available for sale:
U.S. government agency securities	$151,369	$552	$(1,591)	$(655)	$149,675
U.S. Treasury securities	13,015	—	—	(312)	12,703
Municipal securities	12,115	76	—	(91)	12,100
Mortgage-backed securities	78,227	367	(934)	(149)	77,511
Corporate bonds	8,103	—	(280)	—	7,823
Other equity securities	20	—	—	—	20
Other debt securities	25,994	1	(1)	—	25,994
	$288,843	$996	$(2,806)	$(1,207)	$285,826
Held to maturity:
Municipal securities	$38,950	$1,888	$—	$(18)	$40,820
Mortgage-backed securities	43,124	674	(196)	(1,622)	41,980
	$82,074	$2,562	$(196)	$(1,640)	$82,800
During 2013, the Company transferred securities with a fair value of $95.4 million from available for sale to held to maturity. Management determined it had both the positive intent and ability to hold these securities until maturity. The reclassified securities consisted of municipal and mortgage-backed securities and were transferred due to movements in interest rates. The securities were reclassified at fair value at the time of transfer and represented a non-cash transaction. Accumulated other comprehensive income (loss) included pre-tax unrealized losses of $5.9 million on these securities at the date of transfer. As of June 30, 2016, $4.2 million of pre-tax unrealized losses on these securities were included in accumulated other comprehensive income. These unrealized losses and offsetting other comprehensive income components are being amortized into net interest income over the remaining life of the related securities as a yield adjustment, resulting in no impact on future net income.
As of June 30, 2016 and December 31, 2015, the Company had 51 and 205 securities, respectively, that were in a loss position. The unrealized losses for each of the 51 securities relate to market interest rate changes. The Company has considered the current market for the securities in a loss position, as well as the severity and duration of the impairments, and expects that the value will recover. As of June 30, 2016, management does not intend to sell these investments until the fair value exceeds amortized cost and it is more likely than not that the Company will not be required to sell debt securities before the anticipated recovery of the amortized cost basis of the security; thus, the impairment is determined not to be other-than-temporary.
The amortized cost and estimated market values by contractual maturity of investment securities as of June 30, 2016 and December 31, 2015 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2016			December 31, 2015
(In thousands)	Weighted Average Yield	Amortized Cost	Estimated Market Value	Weighted Average Yield	Amortized Cost	Estimated Market Value
Available for sale:
Due in one year or less	1.91%	$84,431	$85,284	1.19%	$36,599	$36,558
Due after one year through five years	1.89	146,155	148,084	1.71	134,275	133,485
Due after five years through ten years	2.44	54,069	55,341	1.88	105,950	104,184
Due after ten years	2.44	12,546	12,570	2.29	12,019	11,599
Total securities	2.00%	$297,201	$301,279	1.77%	$288,843	$285,826
Held to maturity:
Due in one year or less	9.68%	$8,710	$8,892	4.90%	$3,190	$3,068
Due after one year through five years	3.86	40,584	43,409	3.68	36,673	38,371
Due after five years through ten years	3.18	10,423	11,162	3.25	14,416	14,968
Due after ten years	3.67	19,881	21,979	3.44	27,795	26,393
Total securities	3.74%	$79,598	$85,442	3.57%	$82,074	$82,800

Securities with estimated market values of $225.5 million and $233.2 million at June 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and long-term borrowings.
5. Loans
Major classifications of loans at June 30, 2016 and December 31, 2015 were as follows:

(In thousands)	June 30, 2016	December 31, 2015
Commercial real estate loans:
Construction	$548,563	$522,269
Mortgage(1)	1,642,719	1,423,545
	2,191,282	1,945,814
Consumer real estate loans:
Construction	16	9
Mortgage	234,787	264,422
	234,803	264,431
Commercial and industrial loans	1,304,952	1,221,283
Loans to individuals, excluding real estate	28,139	21,688
Other loans	20,809	5,377
	3,779,985	3,458,593
Less allowance for loan losses	(76,964)	(78,478)
Loans, net	$3,703,021	$3,380,115

(1)	Included in commercial real estate loans, mortgage, are owner-occupied real estate loans of $502.1 million at June 30, 2016 and $449.1 million at December 31, 2015.
A summary of changes in the allowance for loan losses during the three and six months ended June 30, 2016 and June 30, 2015 is as follows:

	Three Months Ended June 30, 2016
(In thousands)	Construction	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$6,706	$21,115	$5,293	$50,746	$329	$84,189
Charge-offs	(25)	(300)	(45)	(505)	(5)	(880)
Recoveries	—	9	4	2	5	20
(Recovery) Provision	(609)	6,260	(1,408)	(10,627)	19	(6,365)
Balance, end of period	$6,072	$27,084	$3,844	$39,616	$348	$76,964

	Three Months Ended June 30, 2015
(In thousands)	Construction	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$4,733	$16,750	$3,316	$20,205	$191	$45,195
Charge-offs	(10)	(501)	(41)	(122)	(24)	(698)
Recoveries	—	243	2	5	4	254
Provision	628	327	257	4,388	—	5,600
Balance, end of period	$5,351	$16,819	$3,534	$24,476	$171	$50,351

	Six Months Ended June 30, 2016
(In thousands)	Construction	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$5,027	$18,016	$3,500	$51,736	$199	$78,478
Charge-offs	(25)	(496)	(45)	(9,364)	(7)	(9,937)
Recoveries	—	13	4	14	9	40
Provision (Recovery)	1,070	9,551	385	(2,770)	147	8,383
Balance, end of period	$6,072	$27,084	$3,844	$39,616	$348	$76,964

	Six Months Ended June 30, 2015
(In thousands)	Construction	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$4,030	$14,965	$3,316	$19,814	$211	$42,336
Charge-offs	(12)	(530)	(41)	(272)	(50)	(905)
Recoveries	—	243	2	66	9	320
Provision	1,333	2,141	257	4,868	1	8,600
Balance, end of period	$5,351	$16,819	$3,534	$24,476	$171	$50,351
The allowance for loan losses and recorded investment in loans, including loans acquired with deteriorated credit quality, as of the dates indicated are as follows:

	June 30, 2016
(In thousands)	Construction	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$516	$4,722	$384	$20,433	$25	$26,080
Collectively evaluated for impairment	5,556	22,362	3,460	19,183	323	50,884
Total	$6,072	$27,084	$3,844	$39,616	$348	$76,964

Outstanding loan balances:
Individually evaluated for impairment	$12,704	$25,554	$6,017	$127,311	$270	$171,856
Collectively evaluated for impairment	535,875	1,617,165	228,770	1,198,450	27,869	3,608,129
Total	$548,579	$1,642,719	$234,787	$1,325,761	$28,139	$3,779,985

	December 31, 2015
(In thousands)	Construction	Commercial Real Estate	Consumer Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$508	$5,674	$322	$40,176	$13	$46,693
Collectively evaluated for impairment	4,519	12,342	3,178	11,560	186	31,785
Total	$5,027	$18,016	$3,500	$51,736	$199	$78,478

Outstanding loan balances:
Individually evaluated for impairment	$2,630	$30,007	$4,318	$119,652	$144	$156,751
Collectively evaluated for impairment	519,648	1,393,538	260,104	1,107,008	21,544	3,301,842
Total	$522,278	$1,423,545	$264,422	$1,226,660	$21,688	$3,458,593
Credit quality indicators on the Company’s loan portfolio, including loans acquired with deteriorated credit quality, as of the dates indicated were as follows:

	June 30, 2016
(In thousands)	Pass and Pass/Watch	Special Mention	Substandard	Doubtful	Total
Construction	$451,226	$—	$97,353	$—	$548,579
Commercial real estate	1,546,679	12,216	83,824	—	1,642,719
Consumer real estate	218,732	5,533	10,522	—	234,787
Commercial and industrial	1,126,209	9,754	170,474	19,324	1,325,761
Consumer	27,779	8	352	—	28,139
Total loans	$3,370,625	$27,511	$362,525	$19,324	$3,779,985

	December 31, 2015
(In thousands)	Pass and Pass/Watch	Special Mention	Substandard	Doubtful	Total
Construction	$444,713	$—	$77,565	$—	$522,278
Commercial real estate	1,325,513	15,230	82,802	—	1,423,545
Consumer real estate	252,707	175	11,540	—	264,422
Commercial and industrial	1,038,567	7,377	161,391	19,325	1,226,660
Consumer	21,364	13	311	—	21,688
Total loans	$3,082,864	$22,795	$333,609	$19,325	$3,458,593
The table above as of June 30, 2016 included $3.4 million of substandard loans which are loans acquired with deteriorated credit quality and accounted for under ASC 310-30. As of December 31, 2015, included in the above table were $3.2 million of substandard loans which are loans acquired with deteriorated credit quality and accounted for under ASC 310-30.
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

•	Doubtful loans have specific weaknesses that are severe enough to make collection or liquidation in full highly questionable and improbable.
An aged analysis of past due loans, including loans acquired with deteriorated credit quality, as of the dates indicated is as follows:

	June 30, 2016
(In thousands)	Greater Than 30 and Fewer Than 90 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
Construction	$656	$11,375	$12,031	$536,548	$548,579
Commercial real estate	3,941	5,111	9,052	1,633,667	1,642,719
Consumer real estate	3,737	4,547	8,284	226,503	234,787
Total real estate loans	8,334	21,033	29,367	2,396,718	2,426,085
Other loans:
Commercial and industrial	4,648	11,411	16,059	1,309,702	1,325,761
Consumer	38	81	119	28,020	28,139
Total other loans	4,686	11,492	16,178	1,337,722	1,353,900
Total loans	$13,020	$32,525	$45,545	$3,734,440	$3,779,985

	December 31, 2015
(In thousands)	Greater Than 30 and Fewer Than 90 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current Loans	Total Loans
Real estate loans:
Construction	$430	$981	$1,411	$520,867	$522,278
Commercial real estate	979	5,943	6,922	1,416,623	1,423,545
Consumer real estate	5,628	2,517	8,145	256,277	264,422
Total real estate loans	7,037	9,441	16,478	2,193,767	2,210,245
Other loans:
Commercial and industrial	2,018	2,588	4,606	1,222,054	1,226,660
Consumer	385	190	575	21,113	21,688
Total other loans	2,403	2,778	5,181	1,243,167	1,248,348
Total loans	$9,440	$12,219	$21,659	$3,436,934	$3,458,593

The following is a summary of information pertaining to impaired loans excluding loans acquired with deteriorated credit quality, as of the periods indicated:

	June 30, 2016
(In thousands)	Recorded Investment	Contractual Balance	Related Allowance
With no related allowance recorded:
Construction	$10,596	$10,609	$—
Commercial real estate	5,364	6,830	—
Consumer real estate	3,814	3,898	—
Commercial and industrial	3,958	6,966	—
Consumer	167	167	—
Total	$23,899	$28,470	$—
With an allowance recorded:
Construction	$2,108	$2,122	$516
Commercial real estate	20,190	20,853	4,722
Consumer real estate	2,203	2,287	384
Commercial and industrial	123,353	131,221	20,433
Consumer	103	103	25
Total	$147,957	$156,586	$26,080
Total impaired loans:
Construction	$12,704	$12,731	$516
Commercial real estate	25,554	27,683	4,722
Consumer real estate	6,017	6,185	384
Commercial and industrial	127,311	138,187	20,433
Consumer	270	270	25
Total	$171,856	$185,056	$26,080

	December 31, 2015
(In thousands)	Recorded Investment	Contractual Balance	Related Allowance
With no related allowance recorded:
Construction	$902	$915	$—
Commercial real estate	12,090	12,424	—
Consumer real estate	2,802	2,938	—
Commercial and industrial	6,072	6,264	—
Consumer	130	130	—
Total	$21,996	$22,671	$—
With an allowance recorded:
Construction	$1,728	$1,755	$508
Commercial real estate	17,917	17,982	5,674
Consumer real estate	1,516	1,534	322
Commercial and industrial	113,580	113,862	40,176
Consumer	14	14	13
Total	$134,755	$135,147	$46,693
Total impaired loans:
Construction	$2,630	$2,670	$508
Commercial real estate	30,007	30,406	5,674
Consumer real estate	4,318	4,472	322
Commercial and industrial	119,652	120,126	40,176
Consumer	144	144	13
Total	$156,751	$157,818	$46,693

	For the Three Months Ended
	June 30, 2016		June 30, 2015
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction	$10,352	$—	$883	$18
Commercial real estate	5,683	—	3,402	14
Consumer real estate	3,466	6	2,364	—
Commercial and industrial	3,929	—	7,514	—
Consumer	94	—	99	—
Total	$23,524	$6	$14,262	$32
With an allowance recorded:
Construction	$2,132	$—	$22	$—
Commercial real estate	22,199	6	10,143	60
Consumer real estate	2,214	—	318	—
Commercial and industrial	118,710	297	16,322	—
Consumer	205	—	1	—
Total	$145,460	$303	$26,806	$60
Total impaired loans:
Construction	$12,484	$—	$905	$18
Commercial real estate	27,882	6	13,545	74
Consumer real estate	5,680	6	2,682	—
Commercial and industrial	122,639	297	23,836	—
Consumer	299	—	100	—
Total	$168,984	$309	$41,068	$92

	For the Six Months Ended
	June 30, 2016		June 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction	$5,749	$—	$891	$18
Commercial real estate	8,727	20	4,529	14
Consumer real estate	3,308	7	2,348	3
Commercial and industrial	5,015	—	371	—
Consumer	149	—	163	—
Total	$22,948	$27	$8,302	$35
With an allowance recorded:
Construction	$1,912	$17	$21	$—
Commercial real estate	19,060	75	8,711	60
Consumer real estate	1,860	7	292	—
Commercial and industrial	118,466	299	16,038	4
Consumer	59	—	2	—
Total	$141,357	$398	$25,064	$64
Total impaired loans:
Construction	$7,661	$17	$912	$18
Commercial real estate	27,787	95	13,240	74
Consumer real estate	5,168	14	2,640	3
Commercial and industrial	123,481	299	16,409	4
Consumer	208	—	165	—
Total	$164,305	$425	$33,366	$99
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
As of June 30, 2016, there were no cash secured tuition loans that were past due 90 days or more still accruing interest. There were $0.1 million in cash secured tuition loans that were past due 90 days or more still accruing interest as of December 31, 2015.
The following is a summary of information pertaining to nonaccrual loans as of the periods indicated:

(In thousands)	June 30, 2016	December 31, 2015
Nonaccrual loans:
Construction	$12,691	$2,633
Commercial real estate	21,634	27,937
Consumer real estate	5,948	4,538
Commercial and industrial	126,727	119,705
Consumer	310	125
Total	$167,310	$154,938
As of June 30, 2016 and December 31, 2015, the average recorded investment in nonaccrual loans was $163.1 million and $34.0 million, respectively. The amount of interest income that would have been recognized on nonaccrual loans based on contractual terms was $4.4 million and $1.8 million at June 30, 2016 and December 31, 2015, respectively.
Information about the Company’s TDRs at June 30, 2016 and December 31, 2015 is presented in the following tables:

(In thousands)	Current	Greater Than 30 Days Past Due	Nonaccrual TDRs	Total TDRs
As of June 30, 2016
Real estate loans:
Construction	$—	$—	$1,249	$1,249
Commercial real estate	1,842	—	—	1,842
Consumer real estate	561	—	127	688
Total real estate loans	2,403	—	1,376	3,779
Other loans:
Commercial and industrial	447	—	115,375	115,822
Total loans	$2,850	$—	$116,751	$119,601

(In thousands)	Current	Greater Than 30 Days Past Due	Nonaccrual TDRs	Total TDRs
As of December 31, 2015
Real estate loans:
Construction	$1	$—	$366	$367
Commercial real estate	2,215	—	1,393	3,608
Consumer real estate	585	—	771	1,356
Total real estate loans	2,801	—	2,530	5,331
Other loans:
Commercial and industrial	482	—	109,727	110,209
Total loans	$3,283	$—	$112,257	$115,540

There were no TDRs modified during the three months ended June 30, 2016 and June 30, 2015. The following table provides information on how the TDRs were modified during the six months ended June 30, 2016 and June 30, 2015.

(In thousands)	June 30, 2016	June 30, 2015
Maturity and interest rate adjustment	$—	$—
Movement to, or extension of, interest rate-only payments	6,324	—
Other concessions (1)	—	—
Total	$6,324	$—

A summary of information pertaining to modified terms of loans, as of the dates indicated, is as follows:

	As of June 30, 2016
(In thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled debt restructuring:
Construction	1	$1,249	$1,249
Commercial real estate	1	1,842	1,842
Consumer real estate	1	688	688
Commercial and industrial	18	115,822	115,822
	21	$119,601	$119,601

	As of December 31, 2015
(In thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled debt restructuring:
Construction	3	$367	$367
Commercial real estate	3	3,608	3,608
Consumer real estate	5	1,356	1,356
Commercial and industrial	30	110,209	110,209
	41	$115,540	$115,540
None of the performing TDRs defaulted subsequent to the restructuring through the date the financial statements were available to be issued.
As of June 30, 2016, the Company was committed to lend $0.1 million in additional funds to customers whose loans were classified as impaired or TDR. As of December 31, 2015, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired or as a TDR.
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

The credit provided to the investor totals 39% of each QEI in a CDE and is claimed over a seven-year credit allowance period. In each of the first three years, the investor receives a credit equal to 5% of the total QEI allocated to each project. For each of the remaining four years, the investor receives a credit equal to 6% of the total QEI allocated to each project. The Company has received up to $46.0 million in tax credits over the seven-year credit allowance period, beginning with the period in which the QEI was made, for its total QEI of $118.0 million. Through June 30, 2016, FNBC CDE had invested in allocations of $118.0 million, of which $40.0 million was invested by the Company and $78.0 million was invested by other investors and leverage lenders, which include the Company. Of the $78.0 million invested by other investors and leverage lenders, $17.5 million was invested by the Company as the leverage lender. The Company's investment in its subsidiary CDE is eliminated upon consolidation. While the leverage lender's portion of the investment in the CDE is classified as a loan, the remaining investment in the CDE is accounted for as an equity method investment included in investment in tax credit entities in the accompanying consolidated balance sheets and evaluated at each reporting date for impairment. The impairment is evaluated based on the remaining tax credits available along with any applicable equity income or loss allocations. Impairment, if any, is recorded in the consolidated statement of income as a component of noninterest expense as well as any applicable equity income or loss allocations. The Federal NMTC claimed by the Company, with respect to each QEI, remain subject to recapture over each QEI’s credit allowance period upon the occurrence of any of the following:

•	CDE does not invest substantially all (defined as a minimum of 85%) of the QEI proceeds in qualified low-income community investments;

•	CDE ceases to be a CDE; or

•	CDE redeems its QEI investment prior to the end of the current credit allowance period.
At June 30, 2016 and December 31, 2015, none of the above recapture events had occurred, nor, in the opinion of management, are such events anticipated to occur in the foreseeable future. As of June 30, 2016, FNBC CDE had total assets of $132.3 million, consisting of cash of $7.3 million, loans of $112.3 million and other assets of $12.7 million, with liabilities of $0.5 million and capital of $131.8 million. Based on the structure of these transactions, the Company expects to recover its investment solely through use of the tax credits that were generated by the investments and any equity returns received through the limited partnership.
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

Federal Low-Income Housing Tax Credits
The Company is a limited partner in tax-advantaged limited partnerships whose purpose is to invest in approved Federal Low-Income Housing tax credit projects. The tax credits associated with these investments are typically received over a 10 to 15 year period subject to recapture. These investments are accounted for using the equity method of accounting and are included in investments in tax credit entities in the accompanying consolidated balance sheets. The limited partnerships are considered to be VIEs and are evaluated for consolidation based on the Company's determination if it is the primary beneficiary. The Company has determined that it is not the primary beneficiary with respect to the limited partnerships. Thus, the VIEs have not been consolidated except for three Federal Low-Income Housing investments which were consolidated (See Note 7 for further details.) The Company utilizes the effective yield method to evaluate impairment. Impairment, if any, is recorded in the consolidated statement of income as a component of noninterest expense as well as any applicable equity income or loss allocations. All of the Company’s investments in Federal Low-Income Housing partnerships are evaluated for impairment at the end of each reporting period. Based on the structure of these transactions, the Company expects to recover its remaining investments at June 30, 2016 through the use of the tax credits that were generated by the investments and any equity returns received through the limited partnerships.
Federal Historic Rehabilitation Tax Credits
The Company is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved Federal Historic Rehabilitation tax credit projects. The tax credits generated on these investments are received in the year that the project is placed in service and subject to recapture over a 5 year period. These investments are accounted for using the equity method of accounting and are included in investments in tax credit entities in the accompanying consolidated balance sheets. The limited partnerships are considered to be VIEs and are evaluated for consolidation based on the Company's determination if it is the primary beneficiary. The Company has determined that it is not the primary beneficiary with respect to any of the limited partnerships and, thus, the VIEs have not been consolidated. All of the Company’s investments in limited partnerships are evaluated for impairment at the end of each reporting period and the Company records impairment, if any, in its consolidated statement of income as a component of noninterest expense. Impairment is calculated based upon future cash flows to be received during the Company's ownership period and the residual amount expected to be received upon disposition of its ownership position. Based on the structure of these transactions, the Company expects to recover its remaining investments in Federal Historic Rehabilitation tax credits at June 30, 2016 through the future cash flows and equity ownership in the underlying projects.
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
State NMTC
Investments in Non-Bank Owned CDEs
The Company is a limited partner in several tax-advantaged limited partnerships that are CDEs, whose purpose is to invest in approved State NMTC projects that are not associated with FNBC CDE. Based on the structure of these transactions, the Company expects to recover its remaining investments in State NMTC at June 30, 2016 through the transfer of its ownership interest to third party investors. The Company evaluates its investment for impairment at the end of each reporting period. Impairment, if any, is recorded in its consolidated statement of income as a component of noninterest expense.

The tables below set forth the Company's investment in Federal and State NMTC, Federal Low-Income Housing, and Federal and State Historic Rehabilitation tax credits, along with the credits earned and expected to be generated through its participation in these programs as of June 30, 2016 and December 31, 2015:

	June 30, 2016
(In thousands)	Investment	Total Impairment(1)	Loans to Investment Funds(2)	Elimination(3)	Net Investment	Tax Benefits Recognized Through December 31, 2015	Tax Benefits Earned and Expected to be Recognized in 2016	Tax Benefits Earned and Expected to be Recognized in 2017, and Thereafter	Total Tax Benefits Earned and to be Recognized
NMTC:
Federal:
Bank Owned CDEs	$154,720	$(11,828)	$—	$(118,000)	$24,892	$23,070	$7,080	$15,870	$46,020
Non-Bank Owned CDEs	191,303	(27,898)	(141,200)	—	22,205	46,349	9,792	18,084	74,225
Total NMTC	346,023	(39,726)	(141,200)	(118,000)	47,097	69,419	16,872	33,954	120,245

Low-Income Housing	30,175	(7,177)	—	—	22,998	17,153	5,051	33,921	56,125

Historic Rehabilitation:
Federal(4)	89,991	(76,280)	—	—	13,711	75,305	51,381	—	126,686
State	13,437	(4,363)	—	—	9,074	—	—	—	—
Total Historic Rehabilitation(5)	103,428	(80,643)	—	—	22,785	75,305	51,381	—	126,686
Total	$479,626	$(127,546)	$(141,200)	$(118,000)	$92,880	$161,877	$73,304	$67,875	$303,056
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
(3) Through June 30, 2016, FNBC CDE received allocations of Federal NMTC from the CDFI Fund of the U.S. Treasury totaling $118.0 million over a three year period beginning in 2011. These investments are eliminated upon consolidation by the Company.
(4) As of June 30, 2016, the Company had $2.6 million invested and $23.0 million in outstanding commitments in Federal Historic Rehabilitation tax credit projects which the Company expects to generate Federal Historic Rehabilitation tax credits in 2017 and thereafter when the projects are completed, receive the certificates of occupancy, and the property is placed into service. The amount of tax credits to be received will be determined when the costs are certified.
(5) The total accumulated impairment includes $0.5 million in additional accrued impairment in 2016 which is owed to the project based on the investment payment terms.

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
(3) Through December 31, 2015, FNBC CDE received allocations of Federal NMTC from the CDFI Fund of the U.S. Treasury totaling $118.0 million over a three year period beginning in 2011. These investments are eliminated upon consolidation by the Company.
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
The impairment of tax credit investments for the three and six month periods ended June 30, 2016 and 2015 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
		(Restated)		(Restated)
Federal NMTC	$3,850	$3,703	$7,700	$7,406
Federal Low-Income Housing	599	(765)	1,198	158
Federal and State Historic Rehabilitation	10,267	8,723	20,533	17,444
Total impairment	$14,716	$11,661	$29,431	$25,008

The Company also made loans and leverage loans in the normal course of business to the tax credit related projects. These loans are subject to the Company's underwriting criteria and all loans were performing according to their contractual terms at June 30, 2016. These loans were classified in the Company's loan portfolio at June 30, 2016 and December 31, 2015 as follows:

(In thousands)	June 30, 2016	December 31, 2015
Construction	$59,110	$43,962
Commercial real estate	78,351	67,579
Commercial and industrial	145,201	117,389
Total loans	$282,662	$228,930
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
A subsidiary of the Bank, FNBC CDC, is the managing member of several tax-advantaged limited partnerships whose purpose are to invest in approved Federal Low-Income Housing tax credit projects. This limited partnership is considered to be a VIE, whereby the Company is considered the primary beneficiary and must consolidate the VIE. As such, no impairment charges have been recorded with respect to this investment. The initial recognition of this VIE relationship was accounted for using acquisition accounting. Under acquisition accounting, the assets and liabilities acquired are accounted for at fair value and intercompany balances are eliminated. As of June 30, 2016, the Company included in its consolidated financial statements the VIE's total assets of $70.2 million, consisting of real estate of $69.4 million and other assets of $0.8 million, with liabilities of $5.5 million and capital of ($25.4) million.
8. Borrowings
Short-term Borrowings
The following is a summary of short-term borrowings at June 30, 2016 and December 31, 2015:

(In thousands)	June 30, 2016	December 31, 2015
FHLB	$7,022	$8,000
Total short-term borrowings	$7,022	$8,000
The Company's short-term borrowings at June 30, 2016 and December 31, 2015 consisted of advances from the Federal Home Loan Bank of Dallas (FHLB). These advances mature between August 22, 2016 and June 1, 2017 and had a weighted average interest rate of 0.85% as of June 30, 2016. The Company paid off a $2.0 million short-term borrowing that matured on March 21, 2016.
Long-term Borrowings
During the first quarter of 2016, the Company entered into a $19.1 million loan with the State of Louisiana Office of Community Development, which bears interest at 1% and is due on September 1, 2045. The loan is related to a Federal Low-Income Housing tax credit investment.
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
A summary of the Company's interest rate swaps as of June 30, 2016 is as follows:

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
Interest Rate-Prime Swaps. In May 2016, the Company terminated one of its interest rate-prime swaps with Counterparty C, which the Company entered into in 2015, as internal forecasts for future interest rates changed since this transaction was initiated. The total notional amount of the derivative contract was $10.0 million. The termination of the cash flow hedge resulted in a gain of $0.3 million which had been reflected in the Company’s operating cash flows and will be reclassified from accumulated other comprehensive income (loss) to net income as interest income as it is accreted over a multi-year period consistent with the original maturity dates of the hedge which began in June 2015 and terminates in March 2021.
During 2015, the Company entered into six interest rate-prime swaps with Counterparty C to manage exposure against the variability in the expected future cash flows on the designated Prime, Prime plus 1%, Prime plus 1% floored at 5%, Prime plus 2%, Prime plus 2% actual/365, and Prime plus 2.25% pools of its floating rate loan portfolio. The Company entered into these interest rate-prime swap agreements to hedge the cash flows from these pools of its floating rate loan portfolio, which is expected to offset the variability in the expected future cash flows attributable to the fluctuations in the daily weighted average Wall Street Journal Prime index, which is a cash flow hedge of a forecasted transaction. The Company terminated the Prime plus 2.25% tranche during 2016 (see 2016 interest rate-prime swaps transaction with Counterparty C above). The total notional amount of the contracts is $135.0 million as of June 30, 2016. The cash flow payments on the derivatives began March 2015 and terminate September 2022.
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
During 2013, the Company entered into four interest rate swaps with Counterparty B to manage exposure against the variability in the expected future cash flows on the designated Prime, Prime plus 1%, Prime plus 1% floored at 5% and Prime plus 1% floored at 5.5% pools of its floating rate loan portfolio. The Company entered into the interest rate swap agreements to hedge the cash flows from these pools of its floating rate loan portfolio, which is expected to offset the variability in the expected future cash flows attributable to the fluctuations in the daily weighted average Wall Street Journal Prime index, which is a cash flow hedge of a forecasted transaction. The Company terminated the Prime and Prime plus 1% tranches during 2015 (see 2015 interest rate-prime swaps transaction with Counterparty B above). The total notional amount of the remaining prime hedges is $180.0 million as of June 30, 2016. The cash flow payments on the derivatives began September 2013 and terminate September 2019.
A summary of the Company's interest rate-prime swaps as of June 30, 2016 is as follows:

(In thousands)	Notional Amount	Fixed Rate	Term
Interest rate-prime swaps:
Counterparty B:
Prime plus 1% floored at 5%	$100,000	6.010%	September 2013 - September 2019
Prime plus 1% floored at 5.5%	80,000	6.260%	September 2013 - September 2019
	180,000
Counterparty C:
Prime	30,000	4.500%	December 2015 - September 2022
Prime plus 1%	40,000	5.490%	December 2015 - September 2022
Prime plus 1% floored at 5%	40,000	5.810%	March 2015 - March 2021
Prime plus 2%	15,000	6.560%	March 2015 - March 2021
Prime plus 2% actual/365	10,000	6.560%	March 2015 - March 2021
	135,000

Total interest rate-prime swaps	$315,000

Information pertaining to outstanding derivative instruments is as follows:

		Derivative Assets Fair Value			Derivative Liabilities Fair Value
(In thousands)	Balance Sheet Location	June 30, 2016	December 31, 2015	Balance Sheet Location	June 30, 2016	December 31, 2015
Derivatives designated as hedging instruments under ASC Topic 815:
Interest rate swaps - Counterparty B	Other Assets	$—	$—	Other Liabilities	$31,046	$20,613
Interest rate-prime swaps - Counterparty B	Other Assets	5,172	3,815	Other Liabilities	—	—
Interest rate swaps - Counterparty C	Other Assets	—	—	Other Liabilities	13,311	3,037
Interest rate-prime swaps - Counterparty C	Other Assets	5,596	541	Other Liabilities	—	406
		$10,768	$4,356		$44,357	$24,056

The Company entered into master netting arrangements with both Counterparty B and Counterparty C whereby the delayed interest rate swaps and hedges would be settled net. Net fair values of the Counterparty B and Counterparty C delayed interest rate swaps and hedges as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
(In thousands)		Derivatives	Collateral	Net
Derivatives subject to master netting arrangements:
Derivative liabilities:
Counterparty B	$25,874	$—	$—	$25,874
Counterparty C	7,715	—	—	7,715
Net derivative liability	$33,589	$—	$—	$33,589

	December 31, 2015
	Gross Amounts Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
(In thousands)		Derivatives	Collateral	Net
Derivatives subject to master netting arrangements:
Derivative liabilities:
Counterparty B	$16,798	$—	$—	$16,798
Counterparty C	2,902	—	—	2,902
Net derivative liability	$19,700	$—	$—	$19,700
Pursuant to the interest rate swap agreements described above with Counterparty B, the Company pledged collateral in the form of investment securities totaling $28.7 million (with a fair value at June 30, 2016 of $29.7 million), which has been presented gross in the Company’s balance sheet. Pursuant to the interest rate swap agreements described above with Counterparty C, the Company pledged collateral in the form of investment securities totaling $6.2 million (with a fair value at June 30, 2016 of $6.7 million), which has been presented gross in the Company’s balance sheet. There was no collateral posted from the counterparties to the Company as of June 30, 2016.
As a result of the discontinuance of the cash flow hedge with Counterparty A, the Company reclassified $0.3 million from accumulated other comprehensive income (loss) into interest expense for the three month periods ended June 30, 2016 and 2015. For the six month periods ended June 30, 2016 and 2015, the Company reclassified $0.6 million and $0.5 million, respectively, from accumulated other comprehensive income (loss) into interest expense.
As a result of the discontinuance of the cash flow hedge with Counterparty B, the Company reclassified $0.1 million from accumulated other comprehensive income (loss) into interest income for the three month period ended June 30, 2016. For the six month period ended June 30, 2016, the Company reclassified $0.2 million from accumulated other comprehensive income (loss) into interest income. No amounts were reclassified into earnings for the three and six month periods ended June 30, 2015.
There were no amounts reclassified for the three and six month periods ended June 30, 2016 and 2015 from accumulated other comprehensive income (loss) into interest income as a result of the discontinuance of the cash flow hedges with Counterparty C.
As of June 30, 2016 and 2015, no amounts of gains or losses have been reclassified from accumulated comprehensive income (loss), nor have any amounts of gains or losses been recognized due to ineffectiveness of a portion of the derivatives. At June 30, 2016, no amount of the derivatives will mature within the next 12 months. The Company does not expect to reclassify any amount from accumulated other comprehensive income (loss) into interest income over the next 12 months for derivatives that will be settled.

At June 30, 2016 and 2015, and for the six months then ended, information pertaining to the effect of the hedging instruments on the consolidated financial statements is as follows:

	Amount of Gain (Loss) Recognized in OCI, net of taxes (Effective Portion)
(In thousands)	As of June 30,
Derivatives in ASC Topic 815 Cash Flow Hedging Relationships:	2016	2015
Interest rate swap with Counterparty A	$(4,124)	$(4,844)
Interest rate swap and prime swaps with Counterparty B	(16,120)	(7,592)
Interest rate swap and prime swaps with Counterparty C	(4,848)	944
Total	$(25,092)	$(11,492)
10. Income Taxes
The income tax benefit on the statement of income for the three and six months ended June 30, 2016 and 2015 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
		(Restated)		(Restated)
Current tax expense	$293	$831	$1,134	$1,911
Deferred tax benefit	(4,343)	(19,427)	(45,054)	(35,191)
Total tax benefit	$(4,050)	$(18,596)	$(43,920)	$(33,280)
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
The Company recorded a valuation allowance of $1.6 million for the net deferred tax assets at June 30, 2016 and $1.5 million at December 31, 2015. In determining whether a valuation allowance related to deferred tax assets was necessary, the Company considered all available evidence including historical information supplemented by all currently available information about future years. The Company also considered events occurring subsequent to June 30, 2016 but before the financial statements were released that provided additional evidence (negative or positive) regarding the likelihood of realization of existing deferred tax assets.
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
Off-Balance Sheet Arrangements
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These transactions include commitments to extend credit in the ordinary course of business to approved customers. Generally, loan commitments have been granted on a temporary basis for working capital or commercial real estate financing requirements or may be reflective of loans in various stages of funding. These commitments are recorded on the Company’s financial statements as they are funded. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Loan commitments include unused commitments for open-end lines secured by one to four family residential properties and commercial properties, commitments to fund loans secured by commercial real estate, construction loans, business lines of credit, and other unused commitments. Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company minimizes its exposure to loss under loan commitments and standby letters of credit by subjecting them to credit approval and monitoring procedures. The effect on the Company’s revenues, expenses, cash flows, and liquidity of the unused portions of these commitments cannot be reasonably predicted because there is no guarantee that the lines of credit will be used. The reserve for losses on unfunded commitments totaled $0.3 million at June 30, 2016 and December 31, 2015.
The following is a summary of the total notional amount of loan commitments and standby letters of credit outstanding at June 30, 2016 and December 31, 2015:

(In thousands)	June 30, 2016	December 31, 2015
Standby letters of credit	$140,668	$106,232
Unused loan commitments	717,682	715,759
Total	$858,350	$821,991

12. Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income (loss) by component are presented in the following table:

(In thousands)	Cash Flow Hedges(1)	Terminated Cash Flow Hedges(2)	Transfers of Available for Sale Securities to Held to Maturity	Available for Sale Securities	Total
Balance at January 1, 2016	$(12,806)	$(3,685)	$(2,926)	$(1,968)	$(21,385)
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain (loss)	(13,889)	263	—	7,102	(6,524)
Reclassification of net losses realized and included in earnings	—	394	—	—	394
Amortization of unrealized net gain	—	—	303	—	303
Income tax expense (benefit)	(4,769)	138	106	2,484	(2,041)
Balance at June 30, 2016	$(21,926)	$(3,166)	$(2,729)	$2,650	$(25,171)

(In thousands)	Cash Flow Hedges(1)	Terminated Cash Flow Hedge(2)	Transfers of Available for Sale Securities to Held to Maturity	Available for Sale Securities	Total
Balance at January 1, 2015	$(8,396)	$(5,194)	$(3,354)	$(2,793)	$(19,737)
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain	2,690	—	—	472	3,162
Reclassification of net losses realized and included in earnings	—	539	—	—	539
Amortization of unrealized net gain	—	—	288	—	288
Income tax expense (benefit)	942	189	101	165	1,397
Balance at June 30, 2015	$(6,648)	$(4,844)	$(3,167)	$(2,486)	$(17,145)
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, Tier 1 capital to average assets, and common equity Tier 1 capital to risk-weighted assets. Management believes, as of June 30, 2016 and December 31, 2015, that the Company and the Bank met all minimum capital adequacy requirements to which they were subject.

As of June 30, 2016, the Bank was classified as “adequately capitalized” for purposes of the FDIC's prompt corrective action requirements. To be categorized as "well capitalized", an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and common equity Tier 1 risk-based capital ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed that categorization. Section 29 of the Federal Deposit Insurance Act limits the use of brokered deposits by institutions that are less than “well-capitalized” and allows the FDIC to place restrictions on interest rates that institutions may pay.
The following tables present the actual capital amounts and regulatory capital ratios for the Company and the Bank as of June 30, 2016 and December 31, 2015:

		June 30, 2016
	"Well Capitalized" Minimums	Actual
(In thousands)		Ratio	Amount
First NBC Bank Holding Company
Tier 1 leverage capital		5.97%	$281,298
Tier 1 risk-based capital		6.41%	281,298
Total risk-based capital		9.03%	396,079
Common equity tier 1 risk-based capital		6.41%	281,298
First NBC Bank
Tier 1 leverage capital	5.00%	7.26%	$340,612
Tier 1 risk-based capital	8.00%	7.78%	340,612
Total risk-based capital	10.00%	9.05%	396,439
Common equity tier 1 risk-based capital	6.50%	7.78%	340,612

		December 31, 2015
	"Well Capitalized" Minimums	Actual
(In thousands)		Ratio	Amount
First NBC Bank Holding Company
Tier 1 leverage capital		6.03%	$265,191
Tier 1 risk-based capital		6.33%	265,191
Total risk-based capital		9.04%	378,815
Common equity tier 1 risk-based capital		6.33%	265,191
First NBC Bank
Tier 1 leverage capital	5.00%	7.44%	$321,346
Tier 1 risk-based capital	8.00%	7.68%	321,346
Total risk-based capital	10.00%	8.96%	374,976
Common equity tier 1 risk-based capital	6.50%	7.68%	321,346
On October 11, 2016, the holding company was informed in writing by the Federal Reserve Bank of Atlanta (“FRB”) and Louisiana Office of Financial Institutions (“OFI”) that it is deemed to be in “troubled condition” under Section 225.71 of Regulation Y. This regulatory designation results in two primary limitations upon the holding company. First, the Company will be required to seek the prior approval of the FRB before adding any new director or senior executive officer at the holding company level or changing the responsibilities of any current senior executive officer. Second, the Company may not make indemnification or severance payments to, or enter into agreements providing for such indemnification or severance payments with, institution-affiliated parties, which include key employees and directors of the Company, without complying with certain statutory restrictions including prior approval of the FRB and FDIC.

The FRB has also advised the Company that in light of its obligation to serve as a source of financial and managerial strength to the Bank, the Company should not incur indebtedness; distribute any interest, principal or other sums on subordinate debentures; declare or pay dividends on any of the Company’s equity securities; redeem any corporate stock; or make any other payment representing a reduction in capital, except for the payment of normal and routine operating expenses, without prior FRB and OFI approval.

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

A description of the valuation methodologies used for instruments measured at fair value follows, as well as the classification of such instruments within the valuation hierarchy. Securities are classified within Level 1 when quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using pricing models or quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Examples include certain available for sale securities. The Company’s investment portfolio did not include Level 3 securities as of June 30, 2016 and December 31, 2015.
The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy, based on the inputs used to determine the fair value at the measurement date in the tables below:

		June 30, 2016
		Fair Value Measurement Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets ( Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities:
U.S. government agency securities	$149,449	$—	$149,449	$—
U.S. Treasury securities	13,128	—	13,128	—
Municipal securities	12,127	—	12,127	—
Mortgage-backed securities	118,507	—	118,507	—
Corporate bonds	8,048	—	8,048	—
Other equity securities	20	20	—	—
Total	$301,279	$20	$301,259	$—
Liabilities
Derivative instruments	$33,589	$—	$33,589	$—

		December 31, 2015
		Fair Value Measurement Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets ( Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities:
U.S. government agency securities	$149,675	$—	$149,675	$—
U.S. Treasury securities	12,703	—	12,703	—
Municipal securities	12,100	—	12,100	—
Mortgage-backed securities	77,511	—	77,511	—
Corporate bonds	7,823	—	7,823	—
Other equity securities	20	20	—	—
Other debt securities	25,994	—	25,994	—
Total	$285,826	$20	$285,806	$—
Liabilities
Derivative instruments	$19,700	$—	$19,700	$—
The Company has segregated all financial assets and liabilities that are measured at fair value on a nonrecurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the tables below:

		June 30, 2016
		Fair Value Measurement Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets ( Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Loans	$147,957	$—	$—	$147,957
OREO	2,460	—	—	2,460
Investment in tax credit entities	6,233	—	—	6,233
	$156,650	$—	$—	$156,650

		December 31, 2015
		Fair Value Measurement Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets ( Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Loans	$134,755	$—	$—	$134,755
OREO	3,701	—	—	3,701
Investment in tax credit entities	1,425	—	—	1,425
	$139,881	$—	$—	$139,881
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

The Company did not record any liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis during the six months ended June 30, 2016 or the year ended December 31, 2015.
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
The estimated fair values of the Company’s financial instruments were as follows as of the dates indicated:

	Fair Value Measurements at June 30, 2016
(In thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$146,011	$146,011	$146,011	$—	$—
Investment securities available for sale	301,279	301,279	20	301,259	—
Investment securities held to maturity	79,598	85,442	—	85,442	—
Loans and loans held for sale	3,783,183	3,766,902	—	—	3,766,902
Financial Liabilities:
Deposits, noninterest-bearing	381,553	381,553	—	381,553	—
Deposits, interest-bearing	3,550,471	3,543,587	—	—	3,543,587
Repurchase agreements	85,757	85,757	—	85,757	—
Short-term borrowings	7,022	7,027	—	7,027	—
Long-term borrowings	355,130	360,921	—	360,921	—
Derivative instruments	33,589	33,589	—	33,589	—

	Fair Value Measurements at December 31, 2015
(In thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$349,054	$349,054	$349,054	$—	$—
Investment in short-term receivables	25,604	25,604	25,604	—	—
Investment securities available for sale	285,826	285,826	20	285,806	—
Investment securities held to maturity	82,074	82,799	—	82,799	—
Loans and loans held for sale	3,466,268	3,444,920	—	—	3,444,920
Financial Liabilities:
Deposits, noninterest-bearing	368,421	368,421	—	368,421	—
Deposits, interest-bearing	3,475,421	3,403,261	—	—	3,403,261
Repurchase agreements	79,251	79,251	—	79,251	—
Short-term borrowings	8,000	7,994	—	7,994	—
Long-term borrowings	339,042	341,033	—	341,033	—
Derivative instruments	19,700	19,700	—	19,700	—

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
The following discussion and analysis is intended to assist readers in understanding the consolidated financial condition and results of operations of First NBC Bank Holding Company (“Company”) and its wholly owned subsidiary, First NBC Bank, as of June 30, 2016 and December 31, 2015 and for the three and six month periods ended June 30, 2016 and June 30, 2015. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements, the accompanying footnotes and supplemental data included herein.
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
RESULTS OF OPERATIONS AND BALANCE SHEET POSITION
For the six months ended June 30, 2016, the Company’s income available to common shareholders totaled $26.1 million, an increase of $4.0 million, or 18.2%, compared to the six months ended June 30, 2015. Diluted earnings per share for the six months ended June 30, 2016 were $1.34, an increase of $0.19, or 16.5%, compared to the six months ended June 30, 2015. During the second quarter of 2016, the Company’s income available to common shareholders totaled $3.4 million, a decrease of $9.0 million, or 72.7%, compared to the second quarter of 2015. Diluted earnings per share for the second quarter of 2016 were $0.18, a decrease of $0.47, or 72.3%, compared to the second quarter of 2015.
Key components of the Company’s performance during the first six months of 2016 are summarized below.

•
Interest income increased $8.7 million, or 21.8%, in the second quarter of 2016 compared to the second quarter of 2015. For the six months ended June 30, 2016, interest income increased $15.9 million, or 20.4%, compared to the six months ended June 30, 2015.

•
Interest expense increased $2.6 million, or 20.7%, in the second quarter of 2016 compared to the second quarter of 2015. For the six months ended June 30, 2016, interest expense increased $5.7 million, or 23.9%, compared to the six months ended June 30, 2015. The increase year to date was primarily due to higher average balances of interest-bearing deposits and borrowings. The Company’s cost of funds decreased 5 basis points compared to the six months ended June 30, 2015.

•	The Company’s ratio of allowance for loan losses to total loans was 2.04% at June 30, 2016, compared to 2.27% at December 31, 2015 and 1.74% at June 30, 2015.

•
Net charge-offs for the second quarter of 2016 were $0.9 million, compared to net charge-offs of $0.4 million for the second quarter of 2015. Net charge-offs for the six months ended June 30, 2016 were $9.9 million compared to $0.6 million for the same period of 2015.

•
Noninterest income for the second quarter of 2016 was flat compared to the second quarter of 2015. For the six months ended June 30, 2016, noninterest income increased $1.4 million, or 19.7%, compared to the six months ended June 30, 2015, primarily due to increases in gain on other assets sold of $1.0 million and other noninterest income of $1.5 million offset by a decrease in state tax credits earned of $1.2 million.

•
Noninterest expense for the second quarter of 2016 increased $12.3 million, or 39.3%, compared to the second quarter of 2015. The increase in noninterest expense in the second quarter of 2016 compared to the second quarter of 2015 resulted primarily from increases in all components of noninterest expense. For the six months ended June 30, 2016, noninterest expense increased $18.3 million, or 29.0%, compared to the six months ended June 30, 2015, primarily due to increases in all components of noninterest expense.

•	Total assets at June 30, 2016 were $4.9 billion, an increase of $145.6 million, or 3.1%, from December 31, 2015.

•
Total loans at June 30, 2016 were $3.8 billion, an increase of $321.4 million, or 9.3%, from December 31, 2015. The increase in loans was primarily due to increases of $219.2 million, or 15.4%, in commercial real estate loans and $78.3 million, or 6.4%, in commercial loans from December 31, 2015.

•
Total deposits increased $88.2 million, or 2.3%, from December 31, 2015. The increase was due primarily to increases in NOW deposits of $19.0 million, or 2.6%, money market deposits of $30.3 million, or 2.4%, certificates of deposit of $32.5 million, or 2.4%, and noninterest-bearing demand deposits of $13.1 million, or 3.6%, from December 31, 2015.

•	Shareholders’ equity increased $24.4 million, or 6.4%, to $405.1 million from December 31, 2015. The increase was primarily attributable to the Company’s retained earnings over the period.
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

TABLE 1-RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES

	For the Six Months Ended
(In thousands, except per share data)	June 30, 2016	June 30, 2015
		(Restated)
Income (loss) before income taxes:
Loss before income taxes (GAAP)	$(17,172)	$(10,623)
Income adjustment before income taxes related to the impact of tax credit related activities (Non-GAAP)
Tax equivalent income associated with investment in federal tax credit programs(1)	58,637	45,309
Adjusted income before income taxes (Non-GAAP)	41,465	34,686
Income tax expense-adjusted (Non-GAAP)(2)	(14,717)	(12,029)
Net income (GAAP)	$26,748	$22,657

Adjusted Efficiency Ratio:
Noninterest expense (GAAP)	$81,574	$63,228
Adjustments:
Impairment of investment in tax credit entities(3)	(29,431)	(25,008)
Other direct expenses(4)	(1,252)	(1,316)
Adjusted noninterest expense (Non-GAAP)	50,891	36,904
Net interest income (GAAP)	64,444	54,235
Noninterest income (GAAP)	8,341	6,970
Adjustments:
State tax credits earned	—	(1,187)
Community Development Entity fees earned	(184)	(256)
Adjusted noninterest income (Non-GAAP)	8,157	5,527
Adjusted total revenue (Non-GAAP)	$72,601	$59,762
Adjusted efficiency ratio (Non-GAAP)	70.10%	61.75%

(1)	Tax equivalent income associated with investment in federal tax credit programs represents the gross amount of tax benefit from federal tax credits.

(2)	Income tax expense-adjusted represents the expense amount to reconcile adjusted income (loss) before income taxes to net income (loss) per GAAP.

(3)	Impairment of investment in tax credit entities represents impairment recorded during the current periods, as evaluated by the Company at the end of each reporting period.

(4)	Other direct expenses represent fees and expenses incurred as a result of the Company's investment in federal tax credit programs.

	As of
(In thousands, except per share data)	June 30, 2016	December 31, 2015
Tangible equity and asset calculations:
Total shareholders' equity (GAAP)	$405,116	$380,751
Adjustments:
Preferred equity	(37,935)	(37,935)
Goodwill	(14,645)	(14,645)
Other intangibles	(3,387)	(3,606)
Tangible common equity	$349,149	$324,565

Total assets (GAAP)	$4,851,417	$4,705,825
Adjustments:
Goodwill	(14,645)	(14,645)
Other intangibles	(3,387)	(3,606)
Tangible assets	$4,833,385	$4,687,574

Total common shares	19,231	19,078
Book value per common share	$19.09	$17.97
Effect of adjustment	0.93	0.96
Tangible book value per common share	$18.16	$17.01
Total equity to assets	8.35%	8.09%
Effect of adjustment	1.13%	1.17%
Tangible common equity to tangible assets	7.22%	6.92%
RESULTS OF OPERATIONS
Income available to common shareholders was $3.4 million and $12.4 million for the three months ended June 30, 2016 and 2015, respectively. Earnings per share on a diluted basis were $0.18 and $0.65 for the second quarters of 2016 and 2015, respectively. For the three months ended June 30, 2016, net interest income increased $6.1 million, or 22.3%, over the same period of 2015, as interest income increased $8.7 million, or 21.8%, and interest expense increased $2.6 million, or 20.7%. The increase in interest income of $8.7 million, compared to the same period of 2015, was due primarily to an increase in average interest-earning assets of $708.0 million, which increased interest income due to volume of $9.4 million. Net interest income was also impacted by an increase in interest expense of $2.6 million during the second quarter of 2016 compared to the second quarter of 2015. The increase was attributable to an increase in average interest-bearing liabilities of $818.1 million, which increased interest expense due to volume of $3.9 million.
Income available to common shareholders was $26.1 million and $22.1 million for the six months ended June 30, 2016 and 2015, respectively. Earnings per share on a diluted basis were $1.34 and $1.15 for the six months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016, net interest income increased $10.2 million, or 18.8%, over the same period of 2015, as interest income increased $15.9 million, or 20.4%, and interest expense increased $5.7 million, or 23.9%. The increase in interest income of $15.9 million, compared to the same period of 2015, was due primarily to an increase in average interest-earning assets of $748.7 million, which increased interest income due to volume of $17.9 million. Net interest income was also impacted by an increase in interest expense of $5.7 million during the six months ended June 30, 2016 compared to the same period of 2015. The increase was attributable to an increase in average interest-bearing liabilities of $866.4 million, which increased interest expense due to volume to $8.0 million.
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
The Company’s net interest spread, which is the difference between the average yield earned on average earning assets and the average rates paid on average interest-bearing liabilities, was 3.06% and 2.92% during the three months ended June 30, 2016 and 2015, respectively, an increase of 14 basis points. The Company’s net interest margin was 3.15% for the second quarter of

2016, compared to 3.09% for the second quarter of 2015, an increase of 6 basis points. On a year-to-date basis, the Company’s net interest spread of 2.95% was 2 basis points lower than the 2.97% earned during the first six months of 2015. The Company’s year-to-date net interest margin of 3.04% was 9 basis points lower than the 3.13% earned during the first six months of 2015.
Net interest income increased $6.1 million to $33.5 million, or 22.3%, for the three months ended June 30, 2016, from $27.4 million for the same period in 2015. The primary driver of the increase in net interest income was an increase of $8.7 million, or 21.8%, in interest income over the same periods of 2015, which was offset by an increase of $2.6 million, or 20.7%, in interest expense during the second quarter of 2016. The increase in interest income was due primarily to the significant growth in average interest-earning assets during the second quarter of 2016 to $4.3 billion from $3.6 billion during the second quarter of 2015, coupled with an increase in the earning asset yield of 8 basis points to 4.56% from 4.48% over the same period in 2015.
The increase in the earning asset yield over the same three month period of 2015 was due primarily to the composition of the earning asset mix which in the current period was comprised of 87% loans compared to 80% loans for the second quarter of 2015. The average interest-bearing cash increased $64.0 million in the second quarter of 2016 and was invested in higher yield accounts which increased the yield 26 basis points compared to the second quarter of 2015. The increase in interest expense was due to an increase in average interest-bearing liabilities of $818.1 million compared to the same period of 2015. The cost of deposits was flat compared to the second quarter of 2015 while the average interest-bearing deposits balance increased $581.1 million. The cost of funds decreased 6 basis points compared to second quarter of 2015 due primarily to a decreases in the yields on other borrowings and repurchase agreements.
Net interest income increased to $64.4 million, or 18.8%, for the six months ended June 30, 2016, from $54.2 million for the same period in 2015. The primary driver of the increase in net interest income was a $15.9 million, or 20.4% an increase in interest income during the first six month period of 2016, as compared to the same period in 2015, which was partially offset by a $5.7 million, or 23.9%, increase in interest expense over the same periods. The increase in interest income was due primarily to the significant growth in average interest-earning assets for the six months ended June 30, 2016 to $4.2 billion from $3.5 billion during the same period of 2015, which was partially offset by a decrease in the earning asset yield of 7 basis points to 4.44% from 4.51% over the same period in 2015.
The decrease in the earning asset yield for the six months ended June 30, 2016 was due primarily to a decrease of 12 basis points in the loan yield compared to the same period of 2015 and a decrease in the yield on its investment securities of 34 basis points. The decrease in the loan yield was due primarily to the impact from the increase in nonperforming loans over the same period of 2015, which has negatively impacted interest income on loans and the loan portfolio mix of fixed and variable rate loans compared to the prior year which was more heavily weighted to fixed rate loans which had higher rates. The Company continues to utilize Prime Hedges as a way to mitigate the fixed and variable rate loan shift in its portfolio to a more evenly balanced portfolio of fixed rate loans. The Company has a total notional value on all its Prime cash flow hedges of $315.0 million. The Company entered into the Prime hedges to mitigate the fixed and variable rate loan shift in its portfolio to a more evenly balanced portfolio. In the second quarter of 2015, the Company started to experience a shift in its customer behavior to more fixed rate loans. The decrease in the yield on its investment securities was due to calls of securities during the six months ended June 30, 2016 which were higher yielding securities compared to the same period of 2015. The increase in interest expense was due primarily to an increase in average interest-bearing deposits for the six months ended June 30, 2016 to $3.5 billion, as compared to $2.9 billion for the same period in 2015, while the Company's cost of deposits decreased 2 basis points. The decrease in the cost of deposits was due to the Company's tiered pricing strategy on all of its deposit products (including certificates of deposit). The Company's cost of funds decreased 5 basis points compared to the same period in 2015. The decrease in the cost of funds was due primarily to decreases in the yield on its repurchase agreements and other borrowings.

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
TABLE 2-AVERAGE BALANCES, NET INTEREST INCOME AND INTEREST YIELDS/RATE

	For the Three Months Ended June 30,
	2016			2015
(In thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
				(Restated)
Assets:
Interest-earning assets:
Interest-bearing cash	$201,302	$266	0.53%	$137,471	$93	0.27%
Federal funds sold	2,910	3	0.39%	2,718	1	0.18%
Total interest-bearing cash and cash equivalents	204,212	269	0.53%	140,189	94	0.27%
Investment in short-term receivables	—	—	—%	229,804	1,514	2.64%
Investment securities	366,152	1,992	2.18%	339,041	2,215	2.62%
Loans (including fee income)	3,694,247	46,185	5.01%	2,847,588	35,947	5.06%
Total interest-earning assets	4,264,611	48,446	4.56%	3,556,622	39,770	4.48%
Less: Allowance for loan losses	(85,044)			(46,034)
Noninterest-earning assets	661,879			550,550
Total assets	$4,841,446			$4,061,138
Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Savings deposits	$76,649	$119	0.62%	$55,475	$87	0.63%
Money market accounts	1,303,794	3,984	1.23%	1,114,547	3,334	1.20%
NOW accounts	758,646	2,103	1.11%	568,084	1,459	1.03%
Certificates of deposit	1,177,256	5,266	1.79%	1,002,521	4,542	1.82%
CDARS®	227,282	1,255	2.21%	221,870	1,240	2.24%
Total interest-bearing deposits	3,543,627	12,727	1.44%	2,962,497	10,662	1.44%
Fed funds purchased and repurchase agreements	96,802	322	1.34%	118,935	416	1.40%
Borrowings	362,519	1,919	2.12%	103,392	1,324	5.14%
Total interest-bearing liabilities	4,002,948	14,968	1.50%	3,184,824	12,402	1.56%
Noninterest-bearing liabilities:
Non-interest-bearing deposits	372,841			408,314
Other liabilities	56,510			44,463
Total liabilities	4,432,299			3,637,601
Shareholders’ equity	409,147			423,537
Total liabilities and equity	$4,841,446			$4,061,138
Net interest income		$33,478			$27,368
Net interest spread(1)			3.06%			2.92%
Net interest margin(2)			3.15%			3.09%

	For the Six Months Ended June 30,
	2016			2015
(In thousands)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate
				(Restated)
Assets:
Interest-earning assets:
Interest-bearing cash	$264,963	$573	0.43%	$123,144	$157	0.26%
Federal funds sold	3,228	6	0.38%	1,624	1	0.16%
Total interest-bearing cash and cash equivalents	268,191	579	0.43%	124,768	158	0.26%
Investment in short-term receivables	2,379	41	3.42%	231,736	3,204	2.79%
Investment securities	354,536	3,904	2.21%	342,068	4,318	2.55%
Loans (including fee income)	3,620,494	89,511	4.96%	2,798,358	70,441	5.08%
Total interest-earning assets	4,245,600	94,035	4.44%	3,496,930	78,121	4.51%
Less: Allowance for loan losses	(82,785)			(44,674)
Noninterest-earning assets	651,744			540,619
Total assets	$4,814,559			$3,992,875
Liabilities and shareholders’ equity:
Interest-bearing liabilities:
Savings deposits	$78,096	$259	0.67%	$54,422	$169	0.63%
Money market deposits	1,306,280	7,943	1.22%	1,103,806	6,622	1.21%
NOW accounts	763,071	4,173	1.10%	548,936	2,767	1.02%
Certificates of deposit	1,172,868	10,435	1.78%	989,470	8,894	1.81%
CDARS®	224,846	2,471	2.20%	220,718	2,454	2.24%
Total interest-bearing deposits	3,545,161	25,281	1.43%	2,917,352	20,906	1.45%
Fed funds purchased and repurchase agreements	91,501	630	1.38%	120,382	843	1.41%
Borrowings	354,461	3,680	2.08%	87,039	2,137	4.95%
Total interest-bearing liabilities	3,991,123	29,591	1.49%	3,124,773	23,886	1.54%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	367,149			403,910
Other liabilities	54,429			44,827
Total liabilities	4,412,701			3,573,510
Shareholders’ equity	401,858			419,365
Total liabilities and equity	$4,814,559			$3,992,875
Net interest income		$64,444			$54,235
Net interest spread(1)			2.95%			2.97%
Net interest margin(2)			3.04%			3.13%

(1)	Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.

(2)	Net interest margin is net interest income divided by average interest-earning assets.

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
TABLE 3-SUMMARY OF CHANGES IN NET INTEREST INCOME

	For the Three Months Ended June 30,
	2016/2015 Change Attributable To
(In thousands)	Volume	Rate	Days	Total
Interest-earning assets:
Loans (including fee income)	$10,683	$(445)	$—	$10,238
Interest bearing cash	68	105	—	173
Federal funds sold	—	2	—	2
Investment in short-term receivables	(1,514)	—	—	(1,514)
Investment securities	155	(378)	—	(223)
Total increase (decrease) in interest income	$9,392	$(716)	$—	$8,676
Interest-bearing liabilities:
Savings deposits	$33	$(1)	$—	$32
Money market accounts	567	83	—	650
NOW accounts	498	146	—	644
Certificates of deposit	821	(82)	—	739
Borrowed funds	1,947	(1,446)	—	501
Total increase (decrease) in interest expense	3,866	(1,300)	—	2,566
Increase in net interest income	$5,526	$584	$—	$6,110

	For the Six Months Ended June 30,
	2016/2015 Change Attributable To
(In thousands)	Volume	Rate	Days	Total
Interest-earning assets:
Loans (including fee income)	$20,663	$(2,093)	$500	$19,070
Interest bearing cash	235	179	2	416
Federal funds sold	2	3	—	5
Investment in short-term receivables	(3,172)	9	—	(3,163)
Investment securities	142	(578)	22	(414)
Total increase (decrease) in interest income	$17,870	$(2,480)	$524	$15,914
Interest-bearing liabilities:
Savings deposits	$74	$15	$1	$90
Money market deposits	1,216	62	43	1,321
NOW accounts	1,098	286	22	1,406
Certificates of deposit	1,693	(206)	71	1,558
Borrowed funds	3,921	(2,625)	34	1,330
Total increase in interest expense	8,002	(2,468)	171	5,705
Increase (decrease) in net interest income	$9,868	$(12)	$353	$10,209
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

For the three months ended June 30, 2016, the provision for loan losses was ($6.4) million, a decrease of $12.0 million from the same period in 2015 and $21.1 million from the first quarter of 2016. The negative provision for loan losses in the second quarter of 2016 resulted from a reduction of $12.9 million in the specific reserve related to the Company's loan to an oil and gas exploration and production company to reflect the increase in energy prices during the second quarter of 2016. This specific reserve reduction in the second quarter of 2016 was partially offset by an increase in the general reserve due to loan growth and certain negative trends during the quarter such as past due, non-accrual and classified loans. As of June 30, 2016, the ratio of allowance for loan losses to total loans was 2.04%, compared to 2.27% at December 31, 2015, and 1.74% at June 30, 2015.
Noninterest Income
For the three months ended June 30, 2016, noninterest income was flat compared to the same period in 2015. For the first six months of 2016, noninterest income increased $1.4 million, or 19.7%, for the same period in 2015. The increase in noninterest income compared to the first six months of 2015 was due primarily to increases in gain (loss) on assets sold, net of $1.0 million and other noninterest income of $1.5 million.
The following table presents the components of noninterest income for the respective periods:
TABLE 4-NONINTEREST INCOME

	For the Three Months Ended			For the Six Months Ended
	June 30,		Percent Increase (Decrease)	June 30,		Percent Increase (Decrease)
(In thousands)	2016	2015		2016	2015
		(Restated)			(Restated)
Service charges on deposit accounts	$477	$585	(18.5)%	$1,074	$1,144	(6.1)%
Investment securities loss, net	—	—	—	—	(50)	(100.0)
Gain (loss) on assets sold, net	468	(32)	NM	1,051	11	NM
Gain on sale of loans, net	31	101	(69.3)	34	116	(70.7)
Cash surrender value income on bank-owned life insurance	338	353	(4.2)	680	705	(3.5)
Sale of state tax credits earned	—	668	(100.0)	—	1,187	(100.0)
Community Development Entity fees earned	149	133	12.0	184	256	(28.1)
ATM fee income	603	523	15.3	1,174	1,024	14.6
Rental property income	914	875	4.5	1,811	1,745	3.8
Other	638	412	54.9	2,333	832	NM
Total noninterest income	$3,618	$3,618	—%	$8,341	$6,970	19.7%
Service charges on deposit accounts. The Company earns fees from its customers for deposit-related services and these fees comprise a significant and predictable component of the Company’s noninterest income. The decrease for the three and six month period of 2016 compared to 2015 was due primarily to an increase in NSF charges waived.
Gain (loss) on assets sold, net. The increase in gain on assets sold for the the three and six month periods of 2016 of $0.5 million and $1.0 million, respectively, over the same periods of 2015 was due to the gains recorded on the sale of two branches acquired from State Investors Bancorp in the fourth quarter of 2015.
Gain on sale of loans. The Company has historically been an active participant in Small Business Administration and USDA loan programs as a preferred lender and typically sells the guaranteed portion of the loans it originates. The Company believes these government guaranteed loan programs are an important part of its service to the businesses in its communities and expects to continue expanding its efforts and income related to these programs. The decrease in gain on sale of loans, net for the three and six month period of 2016 compared to same period of 2015 is due primarily to a decrease in volume of SBA/USDA loans in the current periods compared to the same periods of 2015.
Cash surrender value income on bank-owned life insurance. The income earned from bank-owned life insurance decreased for the three and six month periods of 2016 when compared to the same periods of 2015 due to decline in rates.
Sale of state tax credits earned. As part of the Company’s investment in projects that generate federal income tax credits, the Company may receive state tax credits along with federal credits. Although the Company cannot utilize most of the state tax credits to offset its own tax liability, the Company earns income from the sale of state tax credits. The balance decreased $0.7 million for the second quarter of 2016, compared to the second quarter of 2015, and $1.2 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, as the Company did not sell any state tax credits earned during the first six months of 2016.
Community Development Entity fees earned. The Company earns management fees, through its subsidiary, First NBC Community Development Fund, LLC, related to the Fund’s Federal NMTC investments. The Company receives CDE fees on an annual basis for projects which are still within the compliance period. For the second quarter of 2016 and second quarter of 2015, the management fees recognized were $0.1 million. The decrease for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was due to the timing of when the Company received its annual fees.
ATM fee income. This category includes income generated by automated teller machines, or ATMs. The income earned from ATMs increased for the three and six month periods ended June 30, 2016, compared to the same periods in 2015, due primarily to increased transaction volume.
Rental property income. The income earned from rental properties increased slightly during the second quarter of 2016 compared to the second quarter of 2015 and increased $0.1 million for the six months ended June 30, 2016 compared to 2015. The rental property income is primarily due from the rental income recognized from the consolidation of several Low-Income Housing investment Variable Interest Entities that owned Low-Income Housing units.
Other. This category includes a variety of other income producing activities, including income generated from trust services, credit cards and wire transfers. The Company experienced an increase of $0.2 million for the second quarter of 2016 compared to the second quarter of 2015 due primarily due to distributions from its investments in SBIC partnerships of $0.3 million, offset by the impairment of $0.1 million from a certain SBIC partnership investment. The increase of $1.5 million for the six months ended June 30, 2016 compared to the six month period ended June 30, 2015 was due primarily to distributions of $1.3 million from its investment in SBIC partnerships, offset by the impairment of $0.1 million from a certain SBIC partnership investment.
Noninterest Expense
Noninterest expense consists primarily of salary and employee benefits, occupancy, impairment of tax credit entities, and other expenses related to the Company’s operation and expansion. Noninterest expense increased by $12.3 million, or 39.3%, in the second quarter of 2016, compared to the same period in 2015. Noninterest expense increased by $18.3 million , or 29.0%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.
The following table presents the components of noninterest expense for the respective periods:
TABLE 5-NONINTEREST EXPENSE

	Three Months Ended			Six Months Ended
	June 30,		Percent Increase (Decrease)	June 30,		Percent Increase (Decrease)
(In thousands)	2016	2015		2016	2015
		(Restated)			(Restated)
Salaries and employee benefits	$9,896	$7,689	28.7%	$17,526	$14,596	20.1%
Occupancy and equipment expenses	3,844	2,996	28.3	7,333	5,910	24.1
Professional fees	3,914	1,701	NM	7,431	3,842	93.4
Taxes, licenses and FDIC assessments	3,760	1,693	NM	5,497	2,932	87.5
Impairment of investment in tax credit entities	14,716	11,661	26.2	29,431	25,008	17.7
Write-down of foreclosed assets	189	42	NM	232	100	NM
Data processing	1,848	1,581	16.9	3,710	3,003	23.5
Advertising and marketing	1,002	673	48.9	1,941	1,691	14.8
Rental property expenses	1,422	965	47.4	2,938	1,931	52.1
Other	2,963	2,276	30.2	5,535	4,215	31.3
Total noninterest expense	$43,554	$31,277	39.3%	$81,574	$63,228	29.0%
Salaries and employee benefits. These expenses increased $2.2 million, or 28.7%, during the second quarter of 2016 compared to the same period of 2015. The increase for the second quarter of 2016 compared to the same period of 2015 is primarily due to increases in salary expense of $2.2 million. The increase in salaries and employee benefits for the six months ended June 30,

2016 compared to the same period of 2015 was due primarily to increases in salary expense of $3.9 million offset by a decrease in the bonus accrual of $1.8 million. The increase in salary expense is due to the State Investors Bancorp acquisition in the fourth quarter of 2015 and the continued organic growth of the Company.
Occupancy and equipment expenses. Occupancy and equipment expenses, consisting primarily of rent and depreciation, increased $0.8 million, or 28.3%, between the second quarter of 2016 and 2015. For the six months ended June 30, 2016, occupancy and equipment expenses increased $1.4 million, or 24.1%, compared to the same period in 2015. The level of the Company’s occupancy expenses is related to the number of branch offices that it maintains, which increased during the first quarter of 2016 with the opening of two new branches in the Destin, Florida market.
Professional fees. Professional fees increased $2.2 million between the second quarter of 2016 and 2015. For the six months ended June 30, 2016, professional fees increased $3.6 million, or 93.4%, compared to $3.8 million for the same period of 2015. The increase for the three month period of 2016 compared to 2015 was due primarily to an increase in external audit fees of $0.8 million and legal fees of $0.8 million. The increase for the six month period ended June 30, 2016 compared to the six month period ended June 30, 2015 was due primarily to increases in external audit fees of $2.5 million and legal fees of $0.9 million.
Taxes, licenses and FDIC assessments. The expenses related to taxes, licenses and FDIC insurance premiums and assessments for the second quarter of 2016 increased $2.1 million from the same period of 2015. For the six months ended June 30, 2016, these expenses increased $2.6 million, or 87.5%, from the same period in 2015. The increase over the comparable three month and six month periods of 2016 was primarily attributable to increases in the FDIC assessment due to the strong growth in the Company’s deposits, in addition to an increase in the FDIC assessment rate due to the Bank being classified as "adequately capitalized" and an increase in the bank shares tax expense.
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
The following table presents the impairment of investment in tax credit entities by type of credit for the respective periods:
TABLE 6-TAX CREDIT INVESTMENT IMPAIRMENT BY CREDIT TYPE

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
		(Restated)		(Restated)
Federal Low-Income Housing	$599	$(765)	$1,198	$158
Federal and State Historic Rehabilitation	10,267	8,723	20,533	17,444
Federal NMTC	3,850	3,703	7,700	7,406
Total impairment of investment in tax credit entities	$14,716	$11,661	$29,431	$25,008
The increase in the impairment balance for the three and six month periods of 2016 compared to the same periods of 2015 is due primarily to the increase in investment in Federal Historic Rehabilitation projects for which impairment has been recorded.
Write-down of foreclosed assets. Write-downs of foreclosed assets increased $0.1 million over the three month periods ended June 30, 2016 and 2015 and increased $0.1 million during the six month period of 2016 compared to 2015 due to increases in other real estate owned and other repossessed assets.
Data processing. Data processing expenses increased $0.3 million for the second quarter of 2016 compared to the same period of 2015. For the six months ended June 30, 2016, these expenses increased $0.7 million, or 23.5%, from the same period in 2015. The increase was a result of increased transaction volume due to the Company's organic growth and conversion cost related to the State Investors Bancorp transaction in the fourth quarter of 2015.
Advertising and marketing. Advertising and marketing expenses increased $0.3 million over the three month periods ended June 30, 2016 and 2015. The balance increased $0.3 million, or 14.8%, for the six months ended June 30, 2016 compared to 2015. The increase for the three month period of 2016 was due to increases in advertising of $0.1 million and contributions of

$0.1 million compared to the same period of 2015. The increase for the six months ended June 30, 2016 compared to the same period of 2015 was due primarily to increases in sponsorships of $0.1 million
Rental property expenses. Rental property expenses increased $0.5 million during the second quarter of 2016 compared to the second quarter of 2015. For the six months ended June 30, 2016, these expenses increased $1.0 million, or 52.1%. The increase was a result of operating expenses related to the consolidation of a Low-Income Housing investment recognized from several Low-Income Housing investment Variable Interest Entities that owned Low-Income Housing units.
Other. These expenses include costs related to insurance, customer service, communications, supplies and other operations. The Company experienced an increase for the three month period of 2016 compared to the three month period of 2015 due primarily to increases in director's fees of $0.2 million, other loan collection of $0.2 million, and insurance of $0.1 million. The increase for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was due primarily to increases in director's fees of $0.3 million, insurance of $0.2 million, and other loan collection of $0.2 million.
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
The Company recognized an income tax benefit for the quarterly period ended June 30, 2016 of $4.1 million, compared to $18.6 million for the same quarterly period in 2015. The Company's income tax benefit was offset by $0.4 million of Federal NMTC basis reduction for the quarterly periods ended June 30, 2016 and 2015, and $0.9 million and $0.1 million in Federal Historic Rehabilitation basis reduction for the quarterly period ended June 30, 2016 and 2015, respectively. The Company recognized an income tax benefit for the year-to-date period ended June 30, 2016 of $43.9 million compared to $33.3 million for the same period of 2015. The income tax benefit for the year-to-date periods ended June 30, 2016 and 2015 were offset by Federal NMTC basis reduction of $0.8 million and $0.7 million, respectively. The year-to-date income tax benefit for the six months ended June 30, 2016 and 2015 was also offset by Federal Historic Rehabilitation basis reduction of $1.7 million and $0.3 million, respectively. The increase in income tax benefit for the periods presented was due primarily to the increase in Federal Historic Rehabilitation tax credit investment activity in 2016 compared to 2015. The Company's investment in Federal tax credit entities increased $6.4 million to $37.0 million as of June 30, 2016 compared to the same period of 2015.
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
The amount of basis reduction recorded related to the Company's investment in tax credit entities for the three and six month periods ended June 30, 2016 and June 30, 2015 were as follows:
TABLE 7-TAX CREDIT BASIS REDUCTION

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Federal NMTC	$395	$368	$789	$736
Federal Historic Rehabilitation	859	139	1,718	277
Total basis reduction	$1,254	$507	$2,507	$1,013

TABLE 8-FUTURE TAX CREDITS

(In thousands)	Federal New Markets	Federal Low-Income Housing	Federal Historic Rehabilitation(1)
2017	$14,852	$5,525	$27,828
2018	8,902	5,525	145
2019	5,100	5,525	—
2020	2,100	4,854	—
2021	1,800	4,028	—
202 and thereafter	1,200	8,464	—
Total	$33,954	$33,921	$27,973
(1) The Federal Historic Rehabilitation balance in future periods includes $27.8 million in 2017 and $0.1 million in 2018 of tax credits the Company expects to generate from projects which an investment has been made as of June 30, 2016.
FINANCIAL CONDITION
Assets increased $145.6 million, or 3.1%, to $4.9 billion as of June 30, 2016 compared to $4.7 billion as of December 31, 2015 as the Company continued to experience growth in its market areas. Net loans increased $322.9 million, or 9.6%, to $3.7 billion as of June 30, 2016, compared to $3.4 billion as of December 31, 2015. The Company’s investment securities portfolio totaled $380.9 million compared to $367.9 million as of December 31, 2015, an increase of 3.5%. Deposits increased $88.2 million, or 2.3%, to $3.9 billion as of June 30, 2016, compared to $3.8 billion as of December 31, 2015. Total shareholders’ equity increased $24.4 million, or 6.4%, to $405.1 million as of June 30, 2016, compared to $380.7 million as of December 31, 2015.
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
The following table sets forth the amount of loans, by category, as of the respective periods.
TABLE 9-TOTAL LOANS BY LOAN TYPE

	June 30, 2016		December 31, 2015
(In thousands)	Amount	Percent	Amount	Percent
Construction	$548,579	14.5%	$522,278	15.1%
Commercial real estate	1,642,719	43.5%	1,423,545	41.2%
Consumer real estate	262,926	7.0%	264,422	7.6%
Commercial and industrial	1,304,952	34.5%	1,226,660	35.6%
Consumer	20,809	0.5%	21,688	0.5%
Total loans	$3,779,985	100%	$3,458,593	100%
The Company’s primary focus has been on commercial real estate and commercial and industrial lending, which represented approximately 78% and 77% of the loan portfolio as of June 30, 2016 and December 31, 2015, respectively. Although management expects continued growth with respect to the loan portfolio, it does not expect any significant changes over the foreseeable future in the composition of the loan portfolio or in the emphasis on commercial real estate and commercial and industrial lending.
A significant portion, $502.1 million, or 30.6%, as of June 30, 2016, compared to $449.1 million, or 31.5%, as of December 31, 2015, of the commercial real estate exposure represented loans to commercial businesses secured by owner occupied real estate which, in effect, are commercial and industrial loans with the borrowers’ real estate providing a secondary source of repayment.
Commercial and industrial loans, which represent 34.5% of total loans in the portfolio, increased $78.3 million, or 6.4%, compared to December 31, 2015. The Company attributes its commercial and industrial loan growth to increases in all segments of the portfolio. The Company does have exposure to the oil and gas industry in its commercial loan portfolio. At June 30, 2016, the Company's direct oil and gas commercial and industrial loan portfolio was approximately $182.6 million, or

4.8% of its total loan portfolio, with an additional $15.5 million in outstanding loan commitments. Of this amount, the Company's exposure to exploration and production in its oil and gas portfolio was approximately $109.1 million with outstanding commitments of $11.2 million. The Company also had indirect oil and gas loan exposure in its portfolio of $74.1 million with outstanding commitments of $10.4 million. The Company has reserved $17.1 million, or 22.2%, of its total allowance for loan loss for its one large exploration and production loan. Management reduced the specific reserve by $12.9 million as compared to March 31, 2016 and December 31, 2015 based on the most recent engineering reports which supported an increase in the collateral of the loan based on an increase in its proven undeveloped reserves and an increase in energy prices. The Company is actively monitoring both its direct and indirect oil and gas related credits.
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
The following table sets forth information regarding nonperforming assets as of the dates indicated:
TABLE 10-NONPERFORMING ASSETS

(In thousands)	June 30, 2016	December 31, 2015
Nonaccrual loans:
Construction	$12,691	$2,633
Commercial real estate	21,634	27,937
Consumer real estate	5,948	4,538
Commercial and industrial	126,727	119,705
Consumer	310	125
Total nonaccrual loans	167,310	154,938
Restructured loans	2,849	3,283
Total nonperforming loans	170,159	158,221
Other assets owned(1)	5,557	290
Other real estate owned	7,709	5,232
Total nonperforming assets	$183,425	$163,743
Accruing loans past due 90+ days(2)	$—	$141
Nonperforming loans to total loans	4.50%	4.57%
Nonperforming loans to total assets	3.51%	3.36%
Nonperforming assets to total assets	3.78%	3.48%
Nonperforming assets to loans, other real estate owned and other assets owned	4.84%	4.73%

(1)	Represents repossessed property other than real estate.

(2)	The amount represents cash secured tuition loans.

Approximately $4.4 million and $1.8 million of gross interest income would have been accrued if all loans on nonaccrual status had been current in accordance with their original terms at June 30, 2016 and December 31, 2015.
Total nonperforming assets increased $19.7 million, or 12.0%, as compared to December 31, 2015, and total nonperforming assets as a percentage of loans and other real estate owned increased by 11 basis points over the period. The increase resulted primarily from an increase in nonaccrual loans of $12.4 million, other real estate owned of $2.5 million, and other repossessed assets of $5.3 million compared to December 31, 2015.
Potential problem loans are those loans that are not categorized as nonperforming loans, but where current information indicates that the borrower may not be able to comply with present loan repayment terms. These are generally referred to as its watch list loans. The Company monitors these loans closely and reviews their performance on a regular basis. At June 30, 2016, the Company had classified loans in its commercial and industrial loan portfolio of $19.3 million classified as doubtful, $170.5 million as substandard, and $9.8 million as special mention. At December 31, 2015 the Company had classified loans in its commercial and industrial loan portfolio of $19.3 million as doubtful, $161.4 million as substandard, and $7.4 million as special mention.
The Company monitors past due status as an indicator of credit deterioration and potential problem loans. A loan is considered past due when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. To the extent that loans become past due, management assesses the potential for loss on such loans as it would with other problem loans and considers the effect of any potential loss in determining its provision for probable loan losses. Management also assesses alternatives to maximize collection of any past due loans, including, without limitation, restructuring loan terms, requiring additional loan guarantee(s) or collateral or other planned action. Additional information regarding past due and potential problem loans as of June 30, 2016 is included in Note 5 to the Company’s financial statements included in this report.
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
The allowance for loan losses was $77.0 million, or 2.04% of total loans, as of June 30, 2016, compared to $50.4 million, or 1.74% of total loans, as of June 30, 2015, an increase of 30 basis points over the prior year period. The allowance for loan losses decreased $1.5 million, or 1.9%, from December 31, 2015.

The following table provides an analysis of the allowance for loan losses and net charge-offs for the respective periods:
TABLE 11-SUMMARY OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

	For the Six Months Ended June 30,
(In thousands)	2016	2015
Balance, beginning of period	$78,478	$42,336
Charge-offs:
Construction	25	12
Commercial real estate	496	530
Consumer real estate	45	41
Commercial and industrial	9,364	272
Consumer	7	50
Total charge-offs	9,937	905
Recoveries:
Construction	—	—
Commercial real estate	13	243
Consumer real estate	4	2
Commercial and industrial	14	66
Consumer	9	9
Total recoveries	40	320
Net charge-offs	9,897	585
Provision for loan loss	8,383	8,600
Balance, end of period	$76,964	$50,351
Net charge-offs to average loans	0.27%	0.02%
Allowance for loan losses to total loans	2.04%	1.74%
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
The securities portfolio consists primarily of U.S. government agency obligations, mortgage-backed securities, and municipal securities, although the Company also holds corporate bonds. All of the securities have varying contractual maturities. However, these maturities do not necessarily represent the expected life of the securities as the securities may be called or paid down with or without penalty prior to their stated maturities, and the targeted duration for the investment portfolios is in the three to four year range. No investment in any of these securities exceeds any applicable limitation imposed by law or regulation. The Asset Liability Committee reviews the investment portfolio on an ongoing basis to ensure that the investments conform to the Company’s investment policy. All securities, except for the other equity securities, as of June 30, 2016 were classified as Level 2 assets, as their fair value was estimated using pricing models or quoted prices of securities with similar characteristics. The other equity securities as of June 30, 2016 were classified as Level 1 assets, as their fair value was estimated using quotes prices in active markets for identical assets.
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
The Company’s investment securities portfolio totaled $380.9 million at June 30, 2016, an increase of $13.0 million, or 3.5%, from December 31, 2015. The increase was due primarily to $92.3 million in securities purchased during the second quarter of 2016 to invest a portion of the Company's excess liquidity in higher yield investments offset by $85.5 million in calls and prepayments of securities. As of June 30, 2016, investment securities having a carrying value of $225.5 million were pledged to secure public deposits, securities sold under agreements to repurchase and borrowings.
The following table presents a summary of the amortized cost and estimated fair value of the investment portfolio:
TABLE 12-CARRYING VALUE OF SECURITIES

	June 30, 2016			December 31, 2015
(In thousands)	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value
Available for sale:
U.S. government agency securities	$146,702	$2,747	$149,449	$151,369	$(1,694)	$149,675
U.S. Treasury securities	13,014	114	13,128	13,015	(312)	12,703
Municipal securities	11,969	158	12,127	12,115	(15)	12,100
Mortgage-backed securities	117,475	1,032	118,507	78,227	(716)	77,511
Corporate bonds	8,021	27	8,048	8,103	(280)	7,823
Other equity securities	20	—	20	20	—	20
Other debt securities	—	—	—	25,994	—	25,994
Total available for sale	$297,201	$4,078	$301,279	$288,843	$(3,017)	$285,826
Held to maturity:
Municipal securities	$38,162	$2,588	$40,750	$38,950	$1,870	$40,820
Mortgage-backed securities	41,436	3,256	44,692	43,124	(1,144)	41,980
Total held to maturity	$79,598	$5,844	$85,442	$82,074	$726	$82,800
As of June 30, 2016, all of the Company’s mortgage-backed securities were agency securities, and the Company did not hold any Fannie Mae or Freddie Mac preferred stock, corporate equity, collateralized debt obligations, collateralized loan obligations, structured investment vehicles, private label collateralized mortgage obligations, sub-prime, Alt-A, or second lien elements in the investment portfolio.
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
Investments in Short-term Receivables
During the first quarter of 2016, the Company made a strategic decision to discontinue investing in short-term trade receivables. The Company had $25.6 million invested at December 31, 2015. The Company utilized these investments since they provided a higher yield short-term return for the Company. These receivables are traded on an exchange and are covered by a repurchase agreement of the seller of the receivables, if not paid within a specified period of time.

Interest-bearing Cash and Cash Equivalents
The Company's excess funds fluctuate daily depending on the funding needs of the Company and are currently invested overnight in interest-bearing deposit accounts at other financial institutions. The balance in interest-bearing deposits at other institutions and federal funds decreased $203.0 million to $146.0 million at June 30, 2016, from $349.1 million at December 31, 2015. The primary cause of the decrease at June 30, 2016 was to fund loan growth and purchase investment securities. The Company’s cash activity is further discussed in the “Liquidity and Capital Resources” section below.
Investment in Real Estate Properties
The balance in investment in real estate properties totaled $78.0 million as of June 30, 2016, a decrease of $2.7 million compared to December 31, 2015. The decrease was due primarily to the depreciation recorded on the real estate properties and amortization of the development costs.
Investment in Tax Credit Entities
The Company’s investment in tax credit entities totaled $92.9 million as of June 30, 2016, a decrease of $15.7 million, or 14.5%, compared to December 31, 2015. The decrease was due primarily to the Company's impairment expense of $29.4 million, return of State NMTC investments of $13.8 million, and leverage loans of $13.7 million offset by $41.4 million in increased investment. Of the $41.4 million in increased investment, $20.0 million was in Federal NMTC investments and the remaining $21.4 million was for Federal Historic Rehabilitation tax credit investments.
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
The Company did not receive a Federal NMTC award allocation during the 2014 and 2015 award cycles. Notwithstanding, the lack of allocations during the last two award cycles this has not hindered the Company's ability to utilize Federal tax credit programs and make investments in tax credit projects as the Company invested in Federal NMTC projects and utilized Federal NMTC allocations of other CDEs as was common practices for the Company when it began its tax credit investment program. The Company has been able to increase its investment in Federal Historic Rehabilitation Tax Credit projects since 2014. Management believes that these investments present attractive after tax economic returns, furthers the Company’s Community Reinvestment Act responsibilities, and supports the communities in which the Company serves. The Company maintains a pipeline of tax credit eligible projects in which it may invest to generate federal tax credits and any applicable equity income or loss. The Company continues to evaluate its strategic initiatives with respect to its investment in tax credit entities and is considering syndication of federal tax credits generated from some of its investments in the future. As the federal tax credits are syndicated, the tax benefits earned from those investments in the future may be reduced but would generate syndication fee income for the Company. Table 8-Future Tax Credits provides information on tax credits the Company expects to generate in future years based on investments the Company has made as of June 30, 2016.
Deferred Tax Asset
The Company had a net deferred tax asset of $252.7 million as of June 30, 2016 due to its tax net operating losses, carryforwards related to unused tax credits, and the non-deductibility of the loan loss provision for tax purposes. The Company assesses the recoverability of its deferred tax asset quarterly, and the current and projected level of taxable income provides for the ultimate realization of the carrying value of these deferred tax assets. Net deferred tax assets as of June 30, 2016 increased $47.4 million, or 23.1%, from December 31, 2015, primarily as a result of $37.0 million in estimated tax credits generated during the first six months of 2016, $3.5 million from other deferred tax asset items and current income tax benefit of $9.5 million, offset by tax credit basis adjustment of $2.5 million.

Deposits
Deposits are the Company’s primary source of funds to support earning assets. Total deposits were $3.9 billion at June 30, 2016, compared to $3.8 billion at December 31, 2015, an increase of $88.2 million, or 2.3%, as total interest-bearing deposits were up $75.1 million, or 2.2%. The increase in deposits was due to organic deposit growth in the markets in which the Company operates. The growth in the Company's interest-bearing deposit products continues to be driven by the Company's tiered pricing strategy. The increase in noninterest-bearing demand deposits of $13.1 million, or 3.6%, was due to an increase in activity from the Company's commercial customers.
The following table sets forth the composition of the Company’s deposits as of June 30, 2016 and December 31, 2015:
TABLE 13-DEPOSIT COMPOSITION BY PRODUCT

					Increase/(Decrease)
(In thousands)	June 30, 2016		December 31, 2015		Amount	Percent
Noninterest-bearing demand	$381,553	9.8%	$368,421	9.6%	$13,132	3.6%
NOW accounts	760,420	19.3%	741,469	19.3%	18,951	2.6%
Money market accounts	1,307,370	33.2%	1,277,078	33.2%	30,292	2.4%
Savings deposits	73,066	1.9%	79,779	2.1%	(6,713)	(8.4)%
Certificates of deposit	1,409,615	35.8%	1,377,095	35.8%	32,520	2.4%
Total deposits	$3,932,024	100.0%	$3,843,842	100.0%	$88,182	2.3%
Short-term Borrowings
Although deposits are the primary source of funds for lending, investment activities and general business purposes, as an alternative source of liquidity, the Company may obtain advances from the Federal Home Loan Bank of Dallas, sell investment securities subject to its obligation to repurchase them, purchase Federal funds, and engage in overnight borrowings from the Federal Home Loan Bank or its correspondent banks. The level of short-term borrowings can fluctuate on a daily basis depending on the funding needs and the source of funds to satisfy the needs. The Company had $7.0 million in short-term borrowings outstanding at June 30, 2016, a decrease of $1.0 million compared to December 31, 2015.
The Company also enters into repurchase agreements to facilitate customer transactions that are accounted for as secured borrowings. These transactions typically involve the receipt of deposits from customers that the Company collateralizes with its investment portfolio and had a weighted average rate of 1.32% for the six months ended June 30, 2016.
The following table details the average and ending balances of repurchase transactions as of and for the six months ended June 30, 2016 and 2015:
TABLE 14-REPURCHASE TRANSACTIONS

(In thousands)	2016	2015
Average balance	$91,501	$120,382
Ending balance	85,757	117,840
Long-term Borrowings
The Company's long-term borrowings at June 30, 2016 consisted of $233.0 million in FHLB advances, $60.0 million in subordinated debentures, a $3.1 million loan related to the Company's sponsored Employee Stock Ownership Trust, $19.1 million in borrowings related to one of its Federal Low-Income Housing tax credit investments which is considered a VIE, and a $40.0 million borrowing which is in the legal form of a long-term repurchase agreement. The Company entered into a $200.0 million FHLB advance to fund loan growth during the fourth quarter of 2015. The Company issued the subordinated debentures during the first quarter of 2015 due to the favorable rate environment and the opportunity to inject additional capital into the First NBC Bank to fund growth. The loan related to the Company's sponsored Employee Stock Ownership Trust was entered into during the first quarter of 2015 to purchase 100,000 shares of Company stock. The $19.1 million loan is from the State of Louisiana Office of Community Development related to the Federal Low-Income Housing tax credit investment and bears interest at 1%. The $40.0 million borrowing was entered into in connection with the Company’s asset liability management as a hedge against rising interest rates.

Shareholders’ Equity
Shareholders’ equity provides a source of permanent funding, allows for future growth, and provides the Company with a cushion to withstand unforeseen adverse developments. Shareholders’ equity increased $24.4 million, or 6.4%, from $380.7 million as of December 31, 2015, primarily as a result of the Company’s retained earnings over the period.
Regulatory Capital
As of June 30, 2016, the Company and First NBC Bank were in compliance with all minimum regulatory capital requirements under Basel III, and First NBC Bank was classified as “adequately capitalized” for purposes of the FDIC’s prompt corrective action regulations.
The following table presents the actual capital amounts and regulatory capital ratios for the Company and First NBC Bank as of the dates presented below.
TABLE 15-REGULATORY CAPITAL RATIOS

	“Well Capitalized” Minimums	June 30, 2016
(In thousands)		Actual	Amount
First NBC Bank Holding Company
Tier 1 leverage capital		5.97%	$281,298
Tier 1 risk-based capital		6.41%	281,298
Total risk-based capital		9.03%	396,079
Common equity tier 1 risk-based capital		6.41%	281,298
First NBC Bank
Tier 1 leverage capital	5.00%	7.26%	340,612
Tier 1 risk-based capital	8.00%	7.78%	340,612
Total risk-based capital	10.00%	9.05%	396,439
Common equity tier 1 risk-based capital	6.50%	7.78%	340,612
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
Investing activities are funded primarily by net deposit inflows, principal repayments on loans and securities, and borrowed funds. Gross loans increased to $3.8 billion as of June 30, 2016, from $3.5 billion as of December 31, 2015. At June 30, 2016, First NBC Bank had total commitments to make loans of approximately $858.4 million which include un-advanced lines of credit and loans of approximately $717.7 million. The Company anticipates that First NBC Bank will have sufficient funds available to meet its current loan originations and other commitments.
At June 30, 2016, total deposits were approximately $3.9 billion, of which approximately $1.4 billion were in certificates of deposits. Certificates of deposits scheduled to mature in one year or less as of June 30, 2016 totaled approximately $621.5 million.

In general, the Company monitors and manages liquidity on a regular basis by maintaining appropriate levels of liquid assets so that funds are available when needed. Excess liquidity is invested in overnight federal funds sold and other short-term investments. As a member of the Federal Home Loan Bank of Dallas, First NBC Bank had access to approximately $202.8 million of available lines of credit secured by a blanket lien of its real estate loans as of June 30, 2016. In addition, First NBC Bank maintained $85.0 million in lines of credit with its correspondent banks to support its liquidity.
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
The Company’s interest sensitivity profile was somewhat asset sensitive as of June 30, 2016, though its base net interest income would increase in the case of either an interest rate increase or decrease. Hedging instruments utilized by First NBC Bank, which consist primarily of interest rate swaps and options, protect the bank in a rising interest rate environment by providing long term funding costs at a fixed interest rate to allow the bank to continue to fund its projected loan growth. In addition, the bank utilizes interest rate floors in loan pricing to manage interest rate risk in a declining rate environment.
The following table sets forth the net interest income simulation analysis as of June 30, 2016:
TABLE 16-CHANGE IN NET INTEREST INCOME FROM INTEREST RATE CHANGES

Interest Rate Scenario	% Change in Net Interest Income
+300 basis points	5.6%
+200 basis points	6.6%
+100 basis points	3.0%
Base	—
The Company also manages exposure to interest rates by structuring its balance sheet in the ordinary course of business. An important measure of interest rate risk is the relationship of the repricing period of earning assets and interest-bearing liabilities. The more closely the repricing periods are correlated, the less interest rate risk it has. From time to time, the Company may use instruments such as leveraged derivatives, structured notes, interest rate swaps, caps, floors, financial options, financial futures contracts or forward delivery contracts to reduce interest rate risk. As of June 30, 2016, the Company had hedging instruments in the notional amount of $425.0 million with a fair value liability of $44.4 million.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Since December 31, 2015, there has been no material change in the quantitative or qualitative aspect of the Company’s market risk profile. Quantitative and qualitative disclosures about market risk are presented at December 31, 2015 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Additional information at June 30, 2016 is included herein under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

In connection with the preparation and filing of this Quarterly Report on Form 10-Q, an evaluation was conducted under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and

Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2016 because of the material weaknesses in the Company’s internal control over financial reporting described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. However, based on a number of factors, including the completion of the Audit Committee’s review of the underlying errors, efforts to remediate the material weaknesses in internal control over financial reporting described in the Company’s 2015 Annual Report, and the performance of additional procedures by management designed to ensure the reliability of the Company’s financial reporting, the Company believes that the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of the dates, and for the periods, presented, in conformity with U.S. generally accepted accounting principles (“GAAP”).

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

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts underway, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

First NBC Bank Holding Company

Date: October 20, 2016	By:	/s/ Ashton J. Ryan, Jr.
Ashton J. Ryan, Jr.
President and Chief Executive Officer

Date: October 20, 2016	By:	/s/ Albert J. Richard, III
Albert J. Richard, III
Senior Executive Vice President and Chief Financial Officer